Form 10KSB
period 2007-11-30
Paw Spa, Inc.
filed 2008-03-25
CIK 1350073

===========================================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-147755

PAW SPA, INC.
(Exact name of registrant as specified in its charter)

Nevada
State or other jurisdiction of incorporation or organization

1921 Denver West Court
Suite 2022
Golden, Colorado 80401
(Address of principal executive offices, including zip code.)

(303) 278-0207
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant is a Shell corporation. YES [X] NO [   ]

===========================================================================================================================

State issuer’s revenues for its most recent fiscal year November 30, 2007: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 21, 2008: $0.00.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 21, 2008: 5,757,900.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our Company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words “believe,” “expect,” “anticipate” or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Description of Business.	3
Item 2.	Description of Property.	8
Item 3.	Legal Proceeding.	8
Item 4.	Submission of Matters to a Vote of Security Holders.	8
	PART II
Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer	8
	Purchases of Equity Securities.
Item 6.	Management’s Discussion and Analysis or Plan of Operation.	10
Item 7.	Financial Statements.	12
	PART III
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial	22
	Disclosure.
Item 8A.	Controls and Procedures.	23
Item 8B.	Other Information.	24
Item 9.	Directors, Executive Officers, Promoters, Control Persons; Compliance with Section	24
	16(a) of the Exchange Act.
Item 10.	Executive Compensation.	26
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related	28
	Stockholder Matters.
Item 12.	Certain Relationships and Related Transactions.	28
Item 13.	Exhibits.	29
Item 14.	Principal Accountant Fees and Services.	29

PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

General

     We were incorporated in the State of Nevada on October 21, 2005. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 1921 Denver West Court, Suite 2022, Golden, Colorado 80401. This is the home of Edd Cockerill, our president. Mr. Cockerill supplies this office space to us on a rent-free basis. Our telephone number is (303) 278-0207.

The Products and Services

     We provide mobile grooming and spa services for cats and dogs. Our services include, but are not limited to, bathing, hair cutting and styling, brushing/combing, flea and tick treatments, nail maintenance and beautification, ear cleaning, teeth cleaning, hot oil treatments, and massage. The pricing for these services vary based on the size of the animal, packaged service specials, and required travel necessary. To date, we have developed and are implementing an advertising and marketing campaign; entered into a van lease and purchased equipment. We have not engaged in any other business operations and we have no prior experience in the pet grooming business.

     We provide an assigned groomer with a properly equipped van capable of providing all necessary services to our clients. Our client service representatives will work with each individual client to determine exactly the services desired. Before services have been performed and once the services have been completed to the specifications of the client, digital pictures will be taken of the animal. A copy of the pictures will be sent to the client and a copy will be stored in our records for future reference.

The Industry

     Currently, approximately 64% of households own at least one pet with dogs and cats being two of the most popular. We believe the pet care and grooming industry has continued to grow from 2005 to 2007. Wall Street analysts state that during economic cutbacks, pet owners are still spending money on “a man’s best friend.” The industry is expected to continue these growth trends reaching $36 billion during 2006.

     While pet ownership is growing in the United States, the importance of these pets to their owners is growing as well. Hotels such as Sheraton and Westin now offer pet friendly rooms, and designers such as OPI and Ralph Lauren are now including specialized lines for dogs and cats.

     According to the American Pet Products Manufacturers Association 2005-2006 National Pet Owners Survey, there are approximately 65 million dogs and 77.6 million cats owned in the US. These family member pets are healthier and taken care of better than they have in years past. Trends in doggie day care, pet spas, and at home services have risen over the past decade and are expected to continue to rise through 2008.

Competition

     The pet grooming and pet services industry is highly fragmented with only a few large grooming providers such as PetSmart. Many specialized grooming businesses operate within one small area. Paw Spa will operate in the specialized niche market of mobile pet care. There are very few competitors in the mobile pet care sector. By allowing pets to be groomed and pampered in a pleasant and controlled environment, owners receive a convenient way to care for their pets. Pets remain in a comfortable environment with a lowered risk of germs and disease that can be spread when animals are forced to stay cramped up in rooms and cages together.

     We believe our competition is from two major sources. The first source is drop off/pick up retail grooming locations. Examples are major chains such as PetSmart and many smaller service providers that provide pet grooming services. The quality of care received from these competitors varies greatly from company to company and from groomer to groomer. Usually, pets are dropped off at an unfamiliar location with unfamiliar people and other animals. This can create nervous and scared pet reactions. With numerous animals being held in the same location, the risk for germs, fleas and ticks is high. These health risks, in conjunction with the stress that animals feel in this type of environment, make drop-off pet grooming services undesirable to many pet owners.

     The second major source of competition is other mobile pet grooming services. Current mobile pet grooming services in the United States are primarily local services. The quality of care varies depending on the individual company and the individual groomer. Our focus is to streamline the mobile pet care service by providing consistent quality services and exceptional client care.

     There is one national franchise pet grooming company, Aussie Pet Mobile, Inc., currently operating in approximately 15-20 states.

Marketing

     We believe that our services will be attractive to pet owners because it allows their pets to be groomed and pampered in a pleasant and controlled environment.

     Our marketing efforts will utilize methods such as direct mail, company web site, call center, telephone directory, newspaper advertising and vehicle signage. In order to build a reputation and expand our market penetration, we will offer promotional discounts to the first time clients, and offer discounts for referrals.

     We will also build a database that includes each client’s information and information pertaining to their pets. After each visit to a client, the groomers will be responsible for updating the database to include services performed. Pet and client information related to their likes and dislikes will be helpful on future visits.

Business Strategy

     Our business strategy has been developed by our chief executive officer. We raised $75,790 to fund our first year of operations. This will provide us with sufficient funds to hire key employees as needed, purchase software, and lease a mobile vehicle as needed to implement our business plan. We previously intended to develop a website. However, we believe our present, local market areas do not require and would not benefit from a website at this time. We intend to provide pet grooming services including bathing, hair cutting and styling, brushing/combing, flea and tick treatments, nail maintenance and beautification, ear cleaning, teeth cleaning, hot oil treatments, and massage. Our first target metropolitan market will be greater Denver, Colorado.

Client Payment Process

     We will establish fixed rates for the menu of services we offer. Payment in full is expected upon receipt of the invoice. Clients will also have the option to make payments by credit card or to establish automatic payments by credit or bankcard. Our current business plan also includes pet grooming services to commercial enterprises such as pet stores and to pet boarding services.

Employees

     As of March 21, 2008, we had one part-time employee, Edd Cockrill, our sole officer and director. Mr. Cockerill intends to spend more time in order to develop the business. We will hire additional employees as needed as described under Business Strategy. There are no collective bargaining agreements in effect.

Personnel

     To ensure high levels of quality for our services, we will seek pet groomers with prior experience. All groomers will be independent contractors and not employees. Groomers will be paid a percentage of the income actually collected from service fees paid by pet owners. The percentage received by the groomer will be 50% of all collected funds for services rendered by them.

Equipment

     We will begin operation with one leased van and necessary equipment to provide the services described. We have entered into a 24-month lease for a van. The monthly lease cost is $350 per month plus incidental costs relative to the van, if any. The lease costs have not been determined. Additional vans and equipment will be added as needed. We will require computers, a phone system and servers necessary to create an internal network. We estimate that we will need $2,000 to a maximum of $5,000 in computer equipment, software and computer development and support services.

Intellectual Property

     We have no trademark, copyright or patent protection at this time. We expect to develop intellectual property as we conduct our operations. This intellectual property is likely to consist of trade names and relationships with customers. We do not expect to develop any patentable inventions.

Properties

     We currently utilize office space provided by Edd Cockerill, our chief executive officer. We will not accrue or pay rent until after we generate revenues. We do not have a formal sublease. We believe that our office space is adequate and suitable for its intended purpose. We expect to require additional or new space as our operations expand. We believe 800 square feet of space will be adequate for the next two years, although if our business expands faster, we may need to lease additional office space.

Risk Factors

     1. Because our auditors have issued a going concern opinion, there is substantial uncertainty as to whether we will continue activities; if we do not, you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such, we may have to cease activities and you could lose your investment.

     2. We lack an operating history and have losses, which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated in October 2005 and have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $54,047. To achieve and maintain profitability and positive cash flow we are dependent upon:

* our ability to generate revenues
* our ability to generate a profit.

Based upon current plans, we expect to incur operating losses in future periods because we have expenses associated with translating documents. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     3. Because our management does not have technical training or experience in animal grooming, we will have to hire qualified personnel. If we cannot locate qualified personnel, we may have to suspend or cease operations, which will result in the loss of your investment.

     Because our management is inexperienced in animal grooming, we will have to hire qualified persons to perform our grooming services. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard grooming techniques that competing corporations commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations, which will result in the loss of your investment.

     4. Because we are small and do not have much capital, we may have to limit our pet grooming activities which may result in a loss of your investment.

     Because we are small and do not have much capital, we must limit our activities. As such, we may not be able to compete with large pet grooming competitors. If we are unable to attract customers to our services, we will not generate revenues or profits, in which case you will lose your investment.

     5. Because Mr. Edd Cockerill has other outside business activities, he will only be devoting 10% of his time, or four hours per week, to our operations. Consequently, our operations may be sporadic, which may result in periodic interruptions or suspensions of operations.

     Because Mr. Cockerill, our sole officer and director, has other outside business activities, he will only be devoting 10% of his time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Cockerill. Our operations may be periodically interrupted or suspended.

     6. We operate in a highly competitive industry and we cannot guarantee that we will ever achieve any level of success in competing for clients with other animal grooming businesses.

     The animal grooming business is very competitive. We are at a competitive disadvantage in attracting clients due to our relatively small size and somewhat limited scope of services. In addition, there is not a significant barrier to entry by competitors. Our competitors are larger and more diversified than we are and have greater financial resources. We cannot predict the degree of success, if any, with which we will meet competition in the future.

     7. We may need additional capital which we may not be able to obtain on acceptable terms. Any inability to raise additional capital when needed could adversely affect our ability to grow our company.

     Our future capital requirements depend on a number of factors, including our ability to grow, our net sales, and the management of our business. If we are to substantially grow, it is likely we will need to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in private or public transactions. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced and those shareholders will experience dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that acceptable financing can be obtained on suitable terms, if at all.

     8. If our officer and director resigns or dies without having found a replacement, our operations will cease. If that should occur, you could lose your investment.

     We have one officer and director. We are entirely dependent upon him to conduct our operations. Further, we do not have key man insurance. If our officer and director should resign or die, there will be no one to operate our company. Our operations will be suspended or cease entirely unless we find another person to run our company. If we cannot find another person, it is possible you could lose your entire investment.

     9. Because there is no public trading market for our common stock, you may not be able to resell your stock.

     There is currently no public trading market for our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale.

     10. Because we may issue additional shares of common stock, your investment may be subject to substantial dilution.

     We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us.

     11. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

     Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

ITEM 2.      DESCRIPTION OF PROPERTIES.

     None.

ITEM 3.      LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

     We are currently seeking to have our shares of common stock listed for trading on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA).

Holders

     There are forty-five holders of record for our common stock.

Dividend Policy

     We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words such as believe, expect, estimate, anticipate, intend, project, and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up corporation and have not yet generated or realized any revenues from our business operations. We raised $75,790 gross proceeds through a private placement. We believe the amount raised will fund operations for at least one year.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months.

     We will not be conducting any product research or development. Furthermore, we do not expect significant changes in the number of employees. Our specific goal is to continue to implement our marketing plan and to generate revenue. We intend to accomplish these goals through the following milestones:

     1. We intend to maintain our office at Mr. Cockerill’s residence. We believe that we have acquired the equipment we need to begin operations. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. In addition, he will increase the time that he spends concerning business operations.

     2. We intend to contact pet grooming trade associations including the National Dog Groomers Association of America, Inc (NDGAA) or the International Society of Canine Cosmetologists (ISCC). We plan to attend industry trade shows that are oriented towards pet services and products. We will also hire an outside web designer to begin development of the website. The negotiation of alliances with service providers and the development of the website will be ongoing during the life of our operations. As more services are added and as our client database expands, we will have to be continually upgrading the website including posting client testimonials and pet photographs for enhancement. We believe that it will cost up to $5,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. The initial operation of the website and database will depend upon revenues generated.

     3. Per our marketing campaign, we have begun marketing our services in the greater Denver area through traditional sources such as coupons and flyers/mailers. We have contracted with an independent call center for follow up contact and to set appointments. We also intend to attend trade shows and conferences. We intend to target pet owners to become potential users of our grooming services. In addition, our president, Edd Cockerill, will aggressively develop a key database of past customers and contacts. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe it will cost a minimum of $10,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 60 days from its initiation.

     4. Our marketing program will combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying commercial pet service organizations and seeking alliances. This process will be ongoing during the life of our operations. Sourcing potential clients may consist of telephone surveys and may contain questions that would qualify the potential clients. We intend to look into the databases of pet trade journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is yet to be determined.

     In summary, we should be in full operation and receiving orders within 30 days. We estimate that we will generate revenue 60 days after beginning full operations.

     Until our website is fully operational, we believe that client growth will be through specific local mailings and follow up telephone calls. We believe that once our website is operational and we are providing grooming services, potential clients will utilize our services for their pet needs.

     If we are unable to attract clients to use our mobile pet-grooming services, we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated revenues since our inception on October 21, 2005. We cannot guarantee we will be successful in our business plans. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in services.

     To become profitable and competitive, we first have to attract customers and generate revenues.

     We may need additional capital to operate during the next twelve months. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from business operations.

     Edd Cockerill, our president, has provided services to us. Since June 1, 2007, we have paid Mr. Cockerill $1,000 per month through October, 2007 for a total of $5,000. He is not expected to loan funds to us to finance operations.

     As of November 30, 2007, our total assets were $52,886, and our total liabilities were $24,911. We had cash of $52,186.

     If we need additional cash and can't raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months, unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin operations.

Results of Operations

     From our date of inception, October 21, 2005, we have sold 5,757,900 shares of our common stock and raised $75,790 in gross proceeds for our planned operations.

     We have not generated any revenue. Our expenses from inception were $54,047.

     We have not initiated operations but anticipate doing so in the next 30 days.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF NOVEMBER 30, 2007

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED FROM NOVEMBER
		30, 2007 AND 2006 AND FOR THE PERIOD FROM OCTOBER 21, 2005
		(INCEPTION) TO NOVEMBER 30, 2007

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR
		THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO NOVEMBER 30, 2007

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED NOVEMBER 30, 2007
		AND 2006 AND FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO
		NOVEMBER 30, 2007

PAGES	6 - 9	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Paw Spa, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Paw Spa, Inc. (A Development Stage Company) as of November 30, 2007, and the related statements of operations, changes in stockholder’s equity and cash flows for the years ended November 30, 2007 and 2006 and the period October 21, 2005 (Inception) to November 30, 2007. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Paw Spa, Inc. (A Development Stage Company) as of November 30, 2007 and the results of its operations and its cash flow for the two years then ended and for the period October 21, 2005 (Inception) to November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no revenue, used cash in operations from inception of $41,288, and has a net loss of $54,047 from inception. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 5. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 12, 2008

Paw Spa, Inc.
(A Development Stage Company)
Balance Sheet

ASSETS

November 30,
2007
Current Assets
Cash	$52,186
Prepaid expenses	350
Security deposit	350

Total Assets	$52,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,277
Stockholder loans	17,634
Total Current Liabilities	24,911

Commitments and Contingencies	-

Stockholders' Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
5,757,900 shares issued and outstanding	58
Additional paid-in capital	81,964
Deficit accumulated during the development stage	(54,047)

Total Stockholders' Equity	27,975

Total Liabilities and Stockholders' Equity	$52,886

See accompanying notes to financial statements.

Paw Spa, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Years Ended November 30,		October 21, 2005 (inception)
	2007	2006	November 30, 2007

Operating Expenses
Professional fees	$14,565	$4,712	$34,277
General and administrative	15,855	99	16,388
Total Operating Expenses	30,420	4,811	50,665

Loss from Operations	(30,420)	(4,811)	(50,665)

Other Expense
Interest Expense	(3,382)	-	(3,382)

Loss from Operation before Provision for Income Taxes	(33,802)	(4,811)	(54,047)

Provision for Income Taxes	-	-	-

Net Loss	$(33,802)	$(4,811)	$(54,047)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	5,686,601	5,048,333

See accompanying notes to financial statements.

Paw Spa, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from October 21, 2005 (inception) to November 30, 2007
						Deficit
						accumulated
	Preferred stock		Common stock		Additional	during		Total
	$.00001 Par Value		$.00001 Par Value		paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance October 21, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.00001 per share)	-	-	5,000,000	50	-	-	-	50

Net loss for the period October 21, 2005 (inception ) to
November 30, 2005	-	-	-	-	-	(15,434)	-	(15,434)

Balance November 30, 2005	-	-	5,000,000	50	-	(15,434)	-	(15,384)

Common stock issued for cash ($0.00001 per share)	-	-	394,900	4	39,486	-	(12,490)	27,000

Net loss, November 30, 2006	-	-	-	-	-	(4,811)	-	(4,811)

Balance November 30, 2006 (Restated)	-	-	5,394,900	54	39,486	(20,245)	(12,490)	6,805

In kind contribution of services	-	-	-	-	2,800	-		2,800

In kind contribution	-	-	-	-	3,382	-		3,382

Common stock issued for cash ($0.00001 per share)	-	-	363,000	4	36,296	-	12,490	48,790

Net loss, November 30, 2007	-	-	-	-	-	(33,802)	-	(33,802)

Balance November 30, 2007	-	$-	5,757,900	$58	$81,964	$(54,047)	$-	$27,975

See accompanying notes to financial statements.

Paw Spa, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
			October 21, 2005
	For the Years Ending November 30,		(inception)
	2007	2006	to November 30, 2007
Cash Flows From Operating Activities:
Net Income (Loss)	$(33,802)	$(4,811)	$(54,047)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	6,182	-	6,182
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(700)	-	(700)
Increase/(Decrease) in accounts payable	4,565	2,712	7,277
Net Cash (Used In) Operating Activities	(23,755)	(2,099)	(41,288)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	2,000	17,634
Proceeds from issuance of common stock	48,790	27,000	75,840
Net Cash Provided by Financing Activities	48,790	29,000	93,474

Net Increase (Decrease) in Cash	25,035	26,901	52,186

Cash at Beginning of Period/Year	27,151	250	-

Cash at End of Period/Year	$52,186	$27,151	$52,186

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements.

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2007 AND 2006

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Paw Spa, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on October 21, 2005. The Company was organized to provide pet care services.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of November 30, 2007 and 2006, respectively, there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of November 30, 2007 and 2006, the Company has a net operating loss carryforward of approximately $27,620 and $20,245, respectively, available to offset future taxable income through

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2007 AND 2006

2027. The valuation allowance at November 30, 2007 was $17,737. The valuation allowance at December 31, 2006 was $6,800. The net change in the valuation allowance for the year ended November 30, 2007 and 2006 was an increase of $10,937.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2007 AND 2006

sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2      RESTATEMENT

During 2007, the Company discovered that subscription agreements for 124,900 shares of common stock were received by the Company prior to November 30, 2006. The Company accepted these agreements and concluded the shares are issued and outstanding as of November 30, 2006. The restatement had no effect on the balance sheet, statement of operations, and statement of cash flows. The effect on the statement of stockholders’ equity was an increase of 124,900 in the shares issued and outstanding, an increase in common stock par value of $1, an increase to additional paid-in capital of $12,489, and an increase in subscriptions receivable of $12,490 as of November 30, 2006.

NOTE 3      STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution
As of November 30, 2007 the shareholder of the Company contributed services having a fair value of $2,800. (See Note 3)

During the year ended November 30, 2007, the Company recorded $3,382 of imputed interest related to shareholder loans payable.

(B) Common Stock Issued for Cash
For the year ended November 30, 2007 the Company issued 363,000 shares of common stock for cash of $36,300 ($0.10 per share).

During 2006, the Company issued 394,900 shares of common stock for cash of $39,490 ($0.10 per share).

On October 21, 2005, the Company issued 5,000,000 shares of common stock to its founders for cash of $50 ($0.00001 per share).

NOTE 4      RELATED PARTY TRANSACTIONS

During 2005, a shareholder loaned $17,634 to the Company. As of November 30, 2007, no payments have been made towards the loan. This loan is non-interest bearing, not collateralized, and due on demand. During the year ended November 30, 2007, the Company recorded $3,382 of imputed interest related to the shareholder loan payable.

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2007 AND 2006

As of November 30, 2007 the shareholder of the Company contributed services having a fair value of $2,800. (See Note 2)

During 2007, the Company paid $5,000 to its president for services under his employment agreement.

NOTE 5      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $54,047 for the period from October 21, 2005 (inception) to November 30, 2007, and has negative cash flow from operations of $41,288 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6      COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with its President on March 14, 2006. The agreement calls for compensation at an hourly rate of $30 per hour and is valid until written notice of termination.

NOTE 7      SUBSEQUENT EVENT

On December 1, 2007, the Company executed a two-year non-cancelable operating lease for a vehicle for use in its pet care services. The lease expires on December 1, 2009.

Future minimum annual rental payments are as follows:

Year Ended November 30,

2008	$4,200
2009	4,200

Total Minimum Lease Payments	$8,400

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 31, 2008, we received a correspondence from Williams & Webster, P.S., Certified Public Accountants stating that they were resigning as our principle independent accountants effective February 1, 2008.

     Williams & Webster, P.S.’s report dated October 1, 2007 on our financial statements for the most recent fiscal years ended November 30, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of our financial statements for the most recent years ended November 30, 2006 and 2005 and in the subsequent interim periods through the date of resignation, there were no disagreements, resolved or not, with Williams & Webster, P.S. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Williams & Webster, P.S., would have caused Williams & Webster, P.S. to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such years.

     During the years ended November 30, 2006 and 2005, and in the subsequent interim periods through the date of resignation, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

     We provided Williams & Webster, P.S. with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made in this Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. A copy of the letter provided from Williams & Webster, P.S. was filed as Exhibit 16.1 to our Form 8-K on February 4, 2008.

     On February 8, 2008, we engaged Webb & Company, P.A., at 1501 Corporate Drive, Suite 150, Boynton Beach, Florida 33426, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors.

     During the years ended November 30, 2006 and 2005, and the subsequent interim periods through the date hereof, we have not, nor has any person on our behalf, consulted with Webb & Company, P.A. , regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor has Webb & Company, P.A. , provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) of Regulation S-B with our former principle independent accountant.

     On January 31, 2008, we received a correspondence from Williams & Webster, P.S., Certified Public Accountants stating that they were resigning as our principle independent accountants effective February 1, 2008.

     Williams & Webster, P.S.’s report dated October 1, 2007 on our financial statements for the most recent fiscal years ended November 30, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of our financial statements for the most recent years ended November 30, 2006 and 2005 and in the subsequent interim periods through the date of resignation, there were no disagreements, resolved or not, with Williams & Webster, P.S. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Williams & Webster, P.S., would have caused Williams & Webster, P.S. to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such years.

     During the years ended November 30, 2006 and 2005, and in the subsequent interim periods through the date of resignation, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

     We provided Williams & Webster, P.S. with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made in this Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. A copy of the letter provided from Williams & Webster, P.S. was filed as Exhibit 16.1 to our Current Report on Form 8-K on February 4, 2008.

     On February 8, 2008, we engaged Webb & Company, P.A., at 1501 Corporate Drive, Suite 150, Boynton Beach, Florida 33426, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors.

     During the years ended November 30, 2006 and 2005, and the subsequent interim periods through the date hereof, we have not, nor has any person on our behalf, consulted with Webb & Company, P.A. , regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor has Webb & Company, P.A. , provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) of Regulation S-B with our former principle independent accountant.

ITEM 8A.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     Controls and Procedures over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8B.      OTHER INFORMATION

     None.

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The members of our board of directors serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Edd Cockerill	55	president, principal executive officer, treasurer, principal
1921 Denver West Ct. #2022		chief financial officer and sole member of the board of
Golden, Colorado 80401		directors

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

     Edd Cockerill is president, principal executive officer, treasurer, principal chief financial officer and a member of the board of directors since our inception. Presently, Mr. Cockerill has taken leave as a project manager for Riviera Electric, Inc. in Denver, Colorado, to devote more time to business operations. Previously, from July 1, 2004 to February 16, 2006, Mr. Cockerill was the construction contract manager with Riviera Electric, Inc., Denver, Colorado. Riviera Electric has filed for protection under Chapter XI of the Bankruptcy Act. However, Mr. Cockerill was not part of the operations management team. He was responsible for monitoring and supervising Construction projects. From September 5, 2000 to July 24, 2004, Mr. Cockerill was the construction/engineering manager at WESCO Distributions, Denver, Colorado. Mr. Cockerill was responsible for monitoring and supervising construction projects.

Conflicts of Interest

     There are no conflicts of interest.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.      EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
Name						Equity	Deferred	All
and				Stock	Option	Incentive	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Plan	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Edd Cockerill	2007	$5,000	0	0	0	0	0	0	$5,000
President, Treasurer	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Curtis Cockerill [1]	2007	0	0	0	0	0	0	0	0
Secretary and	2006	0	0	0	0	0	0	0	0
Director (resigned)	2005	0	0	0	0	0	0	0	0

     We have paid Mr. Edd Cockerill a total of $5,000, $1,000 per month, for the months of June through October of this year.

     The following table sets forth the compensation paid by us from inception on October 21, 2005 through August 31, 2007, for each or our directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Edd Cockerill	0	0	0	0	0	0	0
Curtis Cockerill (resigned)	0	0	0	0	0	0	0

     Our directors do not receive any compensation for serving as members of the board of directors.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

     We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

     As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding for he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Edd Cockerill	5,000,000	President, Principal Executive Officer,	86.84%
1921 Denver West Ct. #2022		and Director
Golden, CO 80401

All Officers and Directors as a			86.84%
Group (1 Person)	5,000,000

Securities authorized for issuance under equity compensation plans.

     We have no equity compensation plans.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 2005, we issued 5,000,000 shares of common stock to Mr. Edd Cockerill, our officer and director in consideration of $50.00.

     As of March 2007, we issued 757,900 shares of common stock to 44 individuals in consideration of $0.10 per share or a total of $75,790.

ITEM 13.	EXHIBITS.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	06-08-06	3.1

3.2	Bylaws.	SB-2	06-08-06	3.2

4.1	Specimen Stock Certificate.	SB-2	06-08-06	4.1

14.1	Code of Ethics.				X

16.1	Letter from Williams & Webster, P.S.	8-K	02-04-08	16.1

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act
	of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Office and Chief
	Financial Officer).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$7,757.00	Webb & Company, P.A
2007	$9,585.00	Williams & Webster, CPA, P.S.
2006	$-0-	Webb & Company, P.A
2006	$4,711.50	Williams & Webster, CPA, P.S.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$-0-	Webb & Company, P.A
2007	$-0-	Williams & Webster, CPA, P.S.
2006	$-0-	Webb & Company, P.A
2006	$-0-	Williams & Webster, CPA, P.S.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$-0-	Webb & Company, P.A
2007	$-0-	Williams & Webster, CPA, P.S.
2006	$-0-	Webb & Company, P.A
2006	$-0-	Williams & Webster, CPA, P.S.

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$-0-	Webb & Company, P.A
2007	$-0-	Williams & Webster, CPA, P.S.
2006	$-0-	Webb & Company, P.A
2006	$-0-	Williams & Webster, CPA, P.S.

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAW SPA, INC.

BY:	EDD COCKERILL
Edd Cockerill
President, Principal Executive Officer, Treasurer,
Principal Financial Officer, Principal Accounting
Officer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	06-08-06	3.1

3.2	Bylaws.	SB-2	06-08-06	3.2

4.1	Specimen Stock Certificate.	SB-2	06-08-06	4.1

14.1	Code of Ethics.				X

16.1	Letter from Williams & Webster, P.S.	8-K	02-04-08	16.1

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act
	of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Office and Chief
	Financial Officer).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X