Form 10-Q
period 2008-02-29
Paw Spa, Inc.
filed 2008-04-15
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-147755

PAW SPA INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1921 Denver West Court
Suite 2022
Golden, Colorado 80401
(Address of principal executive offices, including zip code.)

(303) 278-0207
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES [X]  NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      [   ]                            Accelerated filer                                [    ]

Non-accelerated filer         [   ]                               Smaller reporting company           [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,757,900 as of April 9, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF FEBRUARY 29, 2008
		(UNAUDITED) AND NOVEMBER 30, 2007 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
		MONTHS ENDED FROM FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
		AND FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO
		FEBRUARY 28, 2008 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
		(DEFICIENCY) FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION)
		TO FEBRUARY 29, 2008 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE
		MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 AND
		FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO
		FEBRUARY 29, 2008 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Paw Spa, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	February 29, 2008	November 30, 2007
	(Unaudited)	(Audited)
Current Assets
Cash	$2,547	$52,186
Prepaid expenses	11,333	350
Security deposit	350	350

Total Assets	$14,230	$52,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$358	$7,277
Stockholder loans	12,634	17,634
Total Current Liabilities	12,992	24,911

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
5,757,900 and 5,757,900 shares issued and outstanding, respectively	58	58
Additional paid-in capital	84,354	81,964
Deficit accumulated during the development stage	(83,174)	(54,047)

Total Stockholders' Equity	1,238	27,975

Total Liabilities and Stockholders' Equity	$14,230	$52,886

See accompanying notes to condensed financial statements.

Paw Spa, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

			For the Period from October
	For the Three Months Ended		21, 2005 (inception)
	February 29, 2008	February 28, 2007	February 29, 2008

Operating Expenses
Professional fees	$10,000	$-	$44,277
General and administrative	18,687	1,980	35,075
Total Operating Expenses	28,687	1,980	79,352

Loss from Operations	(28,687)	(1,980)	(79,352)

Other Expense
Interest expense	(440)	(435)	(3,822)

Loss from Operation before Provision for Income Taxes	(29,127)	(2,415)	(83,174)

Provision for Income Taxes	-	-	-

Net Loss	$(29,127)	$(2,415)	$(83,174)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	5,757,900	5,468,744

See accompanying notes to condensed financial statements.

Paw Spa, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the period from October 21, 2005 (Inception) to February 29, 2008 (Unaudited)

	Preferred stock		Common stock			Deficit
	$.00001 Par		$.00001		Par Additional	accumulated during	Total
	Value		Value		paid-in	development	Subscription Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance October 21, 2005 (inception)	-	$ -	-	$ -	$-	$-	$-	$-

Common stock issued to founders for cash ($0.00001 per share)	-	-	5,000,000	50	-	-	-	50

Net loss for the period October 21, 2005 (inception ) to November 30, 2005	-	-	-	-	-	(15,434)	-	(15,434)

Balance November 30, 2005	-	-	5,000,000	50	-	(15,434)	-	(15,384)

Common stock issued for cash ($0.00001 per share)	-	-	394,900	4	39,486	-	(12,490)	27,000

Net loss, November 30, 2006	-	-	-	-	-	(4,811)	-	(4,811)

Balance November 30, 2006 (restated)	-	-	5,394,900	54	39,486	(20,245)	(12,490)	6,805

In kind contribution of services	-	-	-	-	2,800	-		2,800

In kind contribution	-	-	-	-	3,382	-		3,382

Common stock issued for cash ($0.00001 per share)	-	-	363,000	4	36,296	-	12,490	48,790

Net loss, November 30, 2007	-	-	-	-	-	(33,802)	-	(33,802)

Balance November 30, 2007	-	-	5,757,900	58	81,964	(54,047)	-	27,975

In kind contribution of services	-	-	-	-	1,950	-	-	1,950

In kind contribution	-	-	-	-	440	-	-	440

Net loss, February 29, 2008	-	-	-	-	-	(29,127)	-	(29,127)

Balance, February 29, 2008	-	-	5,757,900	$ 58	$84,354	$(83,174)	$-	$1,238

See accompanying notes to condensed financial statements.

Paw Spa, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			For the Period from October 21, 2005
	For the Three Month Ending		(inception) to
February 29, 2008		February 28, 2007	February 29, 2008
Cash Flows From Operating Activities:
Net Income (Loss)	$(29,127)	$(2,415)	$(83,174)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	2,390	2,385	8,572
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(10,983)	-	(11,683)
Increase/(Decrease) in accounts payable	(6,919)	-	358
Net Cash (Used In) Operating Activities	(44,639)	(30)	(85,927)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	-	17,634
Repayment of stockholder loans	(5,000)	-	(5,000)
Proceeds from issuance of common stock	-	24,790	75,840
Net Cash Provided by (Used in) Financing Activities	(5,000)	24,790	88,474

Net Increase (Decrease) in Cash	(49,639)	24,760	2,547

Cash at Beginning of Period/Year	52,186	27,151	-

Cash at End of Period/Year	$2,547	$51,911	$2,547

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed financial statements.

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008
(Unaudited)

NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of February 29, 2008 and February 28, 2007, respectively, there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008
(Unaudited)

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

(G) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. Advertising expense for the period ended February 29, 2008 and February 28, 2007 was $4,000 and $0, respectively.

(H) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008
(Unaudited)

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2          STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the period ended February 29, 2008 the shareholder of the Company contributed services having a fair value of $1,950. (See Note 3)

During the period ended February 29, 2008, the Company recorded $440 of imputed interest related to shareholder loans payable (See Note 3).

For the year ended November 30, 2007 the shareholder of the Company contributed services having a fair value of $2,800. (See Note 3)

During the year ended November 30, 2007, the Company recorded $3,382 of imputed interest related to shareholder loans payable (See Note 3).

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008
(Unaudited)

(B) Common Stock Issued for Cash

For the year ended November 30, 2007 the Company issued 363,000 shares of common stock for cash of $36,300 ($0.10 per share).

During 2006, the Company issued 394,900 shares of common stock for cash of $39,490 ($0.10 per share).

On October 21, 2005, the Company issued 5,000,000 shares of common stock to its founders for cash of $50 ($0.00001 per share).

NOTE 3           RELATED PARTY TRANSACTIONS

During 2005, a shareholder loaned $17,634 to the Company. As of February 29, 2008, a $5,000 payment has been made towards the loan, of which $12,634 remains outstanding. This loan is non-interest bearing, not collateralized, and due on demand. As of February 29, 2008, the Company recorded $3,882 of imputed interest at 10% related to the shareholder loan payable.

A stockholder of the Company contributed $4,750 of services to the Company from inception (See Note 2).

During 2007, the Company paid $5,000 to its president for services under his employment agreement.

NOTE 4           GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $83,174 for the period from October 21, 2005 (inception) to February 29, 2008, and has negative cash flow from operations of $85,927 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008
(Unaudited)

NOTE 5           COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

The Company entered into an employment agreement with its President on March 14, 2006. The agreement calls for compensation at an hourly rate of $30 per hour and is valid until written notice of termination.

(B) Operating Lease

On December 1, 2007, the Company executed a two-year non-cancelable operating lease for a vehicle for use in its pet care services. The lease expires on December 1, 2009.

Future minimum annual rental payments are as follows:

Year Ended November 30,

2008	$4,200
2009	3,150

Total Minimum Lease Payments	$7,350

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     As of February 29, 2008, our total assets were $14,230, and our total liabilities were $12,992. We had cash of $2,547.

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

     We have not generated any revenue. Our expenses from inception were $79,352.

     We have not initiated operations but anticipate doing so in the next 30 days.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Controls and Procedures over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2008.

PAW SPA, INC.

BY:   EDD COCKERILL
         Edd Cockerill
         President, Principal Executive Officer, Treasurer,
         Principal Financial Officer, Principal Accounting
         Officer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).