Form 10-Q
period 2008-05-31
Paw Spa, Inc.
filed 2008-07-21
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-147755

PAW SPA INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1921 Denver West Court
Suite 2022
Golden, Colorado 80401
(Address of principal executive offices, including zip code.)

(303) 278-0207
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,757,900 as of July 18, 2008

PART I – FINANCIAL INFORMATION

                                                 ITEM 1.               FINANCIAL STATEMENTS

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

CONDENSED BALANCE SHEETS AS OF MAY 31, 2008 (UNAUDITED) AND NOVEMBER	F-1
30, 2007.

CONDENSEDSTATEMENTSOFOPERATIONSFORTHETHREEANDSIX MONTHSENDED	F-2
FROM MAY 31, 2008 AND 2007 (UNAUDITED) AND FOR THE PERIOD FROM OCTOBER
21, 2005 (INCEPTION) TO MAY 31, 2008 (UNAUDITED).

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)	F-3
FORTHE PERIODFROMOCTOBER21,2005(INCEPTION) TO MAY 31, 2008 (UNAUDITED).

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MAY 31,	F-4
2008 AND 2007 (UNAUDITED) AND FOR THE PERIOD FROM OCTOBER 21, 2005
(INCEPTION) TO MAY 31, 2008 (UNAUDITED).

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS	F-5

Paw Spa, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	May 31, 2008	November 30, 2007
	(Unaudited)
Current Assets
Cash	$77	$52,186
Prepaid expenses	5,833	350
Security deposit	350	350

Total Assets	$6,260	$52,886

LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable	$19,241	$7,277
Loan payable	1,000
Stockholder loans	12,634	17,634
Total Current Liabilities	32,875	24,911

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.00001 par value; 100,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares
authorized, 5,757,900 and 5,757,900 shares issued and	58	58
outstanding, respectively
Additional paid-in capital	86,748	81,964
Deficit accumulated during the development stage	(113,421)	(54,047)

Total Stockholders' Equity/(Deficiency)	(26,615)	27,975

Total Liabilities and Stockholders' Equity/(Deficiency)	$6,260	$52,886

See accompanying notes to unaudited condensed financial statements.

Paw Spa, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the
					Period from
					October 21,
	For the Three Months		For the Six Months		2005
	Ended		Ended		(inception)
	May 31,	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007	2008

Operating Expenses
Professional fees	$20,276	$-	$30,275	$-	$64,552
General and administrative	9,525	2,200	28,215	4,180	44,603
Total Operating Expenses	29,801	2,200	58,490	4,180	109,155

Loss from Operations	(29,801)	(2,200)	(58,490)	(4,180)	(109,155)

Other Expense
Interest Expense	(444)	(444)	(884)	(879)	(4,266)

Loss from Operation before Provision
for Income Taxes	(30,245)	(2,644)	(59,374)	(5,059))	(113,421)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(30,245)	$(2,644)	$(59,374)	$(5,059)	$(113,421)

Net Loss Per Share - Basic and Diluted$	(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
outstanding during the period - Basic
and Diluted	5,757,900	5,757,900	5,757,900	5,614,911

See accompanying notes to unaudited condensed financial statements.

Paw Spa, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from October 21, 2005 (inception) to May 31,2008
(Unaudited)
						Deficit
						accumulated
	Preferred stock		Common stock		Additional	during		Total
	$.00001 Par Value		$.00001 Par Value		paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency
Balance October 21, 2005
(Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders
for cash ($0.00001 per share)	-	-	5,000,000	50	-	-	-	50

Net loss for the period October 21,
2005 (inception ) to November 30,
2005	-	-	-	-	-	(15,434)	-	(15,434)

Balance November 30, 2005	-	-	5,000,000	50	-	(15,434)	-	(15,384)

Common stock issued for cash
($0.00001 per share)	-	-	394,900	4	39,486	-	(12,490)	27,000

Net loss, November 30, 2006	-	-	-	-	-	(4,811)	-	(4,811)

Balance November 30, 2006
(Restated)	-	-	5,394,900	54	39,486	(20,245)	(12,490)	6,805

In kind contribution of services	-	-	-	-	2,800	-	-	2,800

In kind contribution	-	-	-	-	3,382	-	-	3,382

Common stock issued for cash
($0.00001 per share)	-	-	363,000	4	36,296	-	12,490	48,790

Net loss, November 30, 2007	-	-	-	-	-	(33,802)	-	(33,802)

Balance November 30, 2007	-	-	5,757,900	58	81,964	(54,047)	-	27,975

In kind contribution of services	-	-	-	-	3,900	-	-	3,900

In kind contribution	-	-	-	-	884	-	-	884

Net loss, six month's ended May
31, 2008	-	-	-	-	-	(59,374)	-	(59,374)

Balance for the period ended
May 31, 2008	-	$-	5,757,900	$58	$86,748	$(113,421)	$-	$(26,615)

See accompanying notes to unaudited condensed financial statements.
F-3

Paw Spa, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			from October
			21, 2005
	For the Six Month Ending		(inception) to
	May 31, 2008	May 31, 2007	May 31, 2008
Cash Flows From Operating Activities:
Net Income (Loss)	$(59,374)	$(5,059)	$(113,421)
Adjustments to reconcile net loss to net cash used in
operations
In-kind contribution of services	3,900	3,900	6,700
In-kind contribution of interest	884	879	4,266
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(5,483)	(10,000)	(6,183)
Increase/(Decrease) in accounts payable	11,964	-	19,241
Net Cash Used In Operating Activities	(48,109)	(10,280)	(89,397)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	-	17,634
Repayment of stockholder loans	(5,000)	-	(5,000)
Loan payable	1,000	-	1,000
Proceeds from issuance of common stock	-	48,790	75,840
Net Cash Provided by (Used in) Financing Activities	(4,000)	48,790	89,474

Net Increase (Decrease) in Cash	(52,109)	38,510	77

Cash at Beginning of Period/Year	52,186	27,151	-

Cash at End of Period/Year	$77	$65,661	$77

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements.

PAW SPA, INC.
  (A DEVELOPMENT STAGE COMPANY)
NOTE TO CONDENSED FINANCIAL STATEMENTS
AS OF MAY 31, 2008
(UNAUDITED)

NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

          (A) Basis of Presentation

The accompanying unaudited condensed financial statements havebeen prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of May 31, 2008 and 2007, respectively, there were no common share equivalents outstanding.

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

PAW SPA, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTE TO CONDENSED FINANCIAL STATEMENTS
AS OF MAY 31, 2008
 (UNAUDITED)

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. Advertising expense for the period ended May 31, 2008 and 2007 was $0 and $0, respectively.

(H) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally acceptedaccounting principles, and expands disclosures about fair value measurements. SFAS157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

PAW SPA, INC.
  (A DEVELOPMENT STAGE COMPANY)
NOTE TO CONDENSED FINANCIAL STATEMENTS
AS OF MAY 31, 2008
(UNAUDITED)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS161 is effectiveprospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

PAW SPA, INC.
     (A DEVELOPMENT STAGE COMPANY)
 NOTE TO CONDENSED FINANCIAL STATEMENTS
AS OF MAY 31, 2008
(UNAUDITED)

NOTE 2          GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $113,421 for the period from October 21, 2005 (inception) to May 31, 2008, and has negative cash flow from operations of $89,397 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3          NOTE PAYABLE

On May 13, 2008, the Company received $1,000 from a third party. The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment.

NOTE 4          STOCKHOLDERS’ EQUITY

          (A) In-Kind Contribution

          For the six months ended May 31, 2008 the shareholder of the Company contributed services having a fair value of $3,900. (See Note 4)

          For the six months ended May 31, 2008, the Company recorded $884 of imputed interest related to shareholder loans payable (See Note 4).

          For the year ended November 30, 2007 the shareholder of the Company contributed services having a fair value of $2,800. (See Note 4)

           During the year ended November 30, 2007, the Company recorded $3,382 of imputed interest related to shareholder loans payable (See Note 4).

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

PAW SPA, INC.
     (A DEVELOPMENT STAGE COMPANY)
NOTE TO CONDENSED FINANCIAL STATEMENT
AS OF MAY 31, 2008
(UNAUDITED)

NOTE 5           RELATED PARTY TRANSACTIONS

During 2005, a shareholder loaned $17,634 to the Company. As of May 31, 2008, a $5,000 payment has been made towards the loan, of which $12,634 remains outstanding. This loan is bearing a 10% interest, not collateralized, and due on demand. As of May 31, 2008 the Company recorded $4,266 of imputed interest related to the shareholder loan payable.

A stockholder of the Company contributed $6,700 of services to the Company from inception (See Note 2).

During 2007, the Company paid $5,000 to its president for services under his employment agreement.

NOTE 6           COMMITMENTS AND CONTINGENCIES

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

NOTE 7  SUBSEQUENT EVENT

During July of 2008, the Company received $3,000 from a third party. The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment.

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

     Edd Cockerill, our president, has provided services to us. Since June 1, 2007, we have paid Mr. Cockerill $1,000 per month through October 2007 for a total of $5,000. He is not expected to loan funds to us to finance operations.

      As of May 31, 2008, our total assets were $6,260, and our total liabilities were $32,875. We had cash of $77.

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

      We have not generated any revenue. Our expenses from inception were $109,155.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of July, 2008.

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