Form 10-Q
period 2008-08-31
Paw Spa, Inc.
filed 2008-10-15
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53162

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,757,900 as of October 14, 2008.

Paw Spa, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	August 31, 2008	November 30, 2007
	(Unaudited)
Current Assets
Cash	$77	$52,186
Prepaid expenses	3,348	350
Security deposit	350	350

Total Assets	$3,775	$52,886

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable	$21,783	$7,277
Loan payable	4,200
Stockholder loans	12,634	17,634
Total Current Liabilities	38,617	24,911

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares
authorized,
5,757,900 and 5,757,900 shares issued and	58	58
outstanding, respectively
Additional paid-in capital	89,142	81,964
Deficit accumulated during the development stage	(124,042)	(54,047)

Total Stockholders' Equity/(Deficiency)	(34,842)	27,975

Total Liabilities and Stockholders'
Equity/(Deficiency)	$3,775	$52,886

See accompanying notes to unaudited condensed financial statements

Paw Spa, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the Period
					from October
	For the Three Months		For the Nine Months		21, 2005
	Ended		Ended		(inception)
	August 31,	August 31,	August 31,	August 31,	August 31,
	2008	2007	2008	2007	2008

Operating Expenses
Professional fees	$3,873	$-	$34,150	$-	$68,427
General and administrative	6,215	8,250	34,428	12,430	50,816
Total Operating Expenses	10,088	8,250	68,578	12,430	119,243

Loss from Operations	(10,088)	(8,250)	(68,578)	(12,430)	(119,243)

Other Expense
Interest Expense	(533)	(444)	(1,417)	(1,323)	(4,799)

Loss from Operation before	(10,621)	(8,694)	(69,995)	(13,753)	(124,042)
Provision for Income Taxes

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(10,621)	$(8,694)	$(69,995)	$(13,753)	$(124,042)

Net Loss Per Share - Basic
and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding during
the period - Basic and Diluted	5,757,900	5,757,900	5,757,900	5,662,922

See accompanying notes to unaudited condensed financial statements

Paw Spa, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from October 21, 2005 (inception) to August 31,2008
(Unaudited)

	Preferred stock		Common stock			Deficit
	$.00001 Par Value		$.00001 Par Value		Additional	accumulated during		Total
					Paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency
Balance October 21, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for
cash ($0.00001 per share)	-	-	5,000,000	50	-	-	-	50

Net loss for the period October 21, 2005
(inception ) to November 30, 2005	-	-	-	-	-	(15,434)	-	(15,434)

Balance November 30, 2005	-	-	5,000,000	50	-	(15,434)	-	(15,384)

Common stock issued for cash
($0.00001 per share)	-	-	394,900	4	39,486	-	(12,490)	27,000

Net loss, November 30, 2006	-	-	-	-	-	(4,811)	-	(4,811)

Balance November 30, 2006 (Restated)	-	-	5,394,900	54	39,486	(20,245)	(12,490)	6,805

In kind contribution of services	-	-	-	-	2,800	-	-	2,800

In kind contribution	-	-	-	-	3,382	-	-	3,382

Common stock issued for cash
($0.00001 per share)	-	-	363,000	4	36,296	-	12,490	48,790

Net loss, November 30, 2007	-	-	-	-	-	(33,802)	-	(33,802)

Balance November 30, 2007	-	-	5,757,900	58	81,964	(54,047)	-	27,975

In kind contribution of services	-	-	-	-	5,850	-	-	5,850

In kind contribution	-	-	-	-	1,328	-	-	1,328

Net loss, nine month's ended August 31,
2008	-	-	-	-	-	(69,995)	-	(69,995)

Balance for the period ended August
31, 2008	-	$-	5,757,900	$58	$89,142	$(124,042)	$-	$(34,842)

See accompanying notes to unaudited condensed financial statements.

Paw Spa, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period from
			October 21, 2005
	For the Nine Month Ending		(inception) to
	August 31, 2008	August 31, 2007	August 31, 2008
Cash Flows From Operating Activities:
Net Income (Loss)	$(69,995)	$(13,753)	$(124,042)
Adjustments to reconcile net loss to net
cash used in operations
In-kind contribution of services	5,850	2,800	8,650
In-kind contribution of interest	1,328	4,373	4,710
Changes in operating assets and liabilities:
Increase in prepaid expenses and
deposits	(2,998)	(10,000)	(3,698)
Increase/(Decrease) in accounts payable	14,506	-	21,783
Net Cash Used In Operating Activities	(51,309)	(16,580)	(92,597)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	-	17,634
Repayment of stockholder loans	(5,000)	(3,000)	(5,000)
Loan payable	4,200	-	4,200
Proceeds from issuance of common stock	-	48,790	75,840
Net Cash Provided by (Used in) Financing
Activities	(800)	45,790	92,674

Net Increase (Decrease) in Cash	(52,109)	29,210	77

Cash at Beginning of Period/Year	52,186	27,151	-

Cash at End of Period/Year	$77	$56,361	$77

Supplemental disclosure of cash flow
information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2008
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of August 31, 2008 and 2007, respectively, there were no common share equivalents outstanding.

F-5

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2008
(UNAUDITED)

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

(G) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. Advertising expense for the period ended August 31, 2008 and 2007 was $0 and $0, respectively.

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
AS OF AUGUST 31, 2008
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

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
AS OF AUGUST 31, 2008
(UNAUDITED)

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $124,042 for the period from October 21, 2005 (inception) to August 31, 2008, and has negative cash flow from operations of $92,597 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 - NOTE PAYABLE

On May 13, 2008, the Company received $1,000 from a third party. The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment. The note includes a 10 % penalty, if the note is not repaid within ten days of written demand for repayment.

During July of 2008, the Company received $3,200 from a third party. The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment. The note includes a 10 % penalty, if the note is not repaid within ten days of written demand for repayment.

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2008
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the nine months ended August 31, 2008 the shareholder of the Company contributed services having a fair value of $5,850. (See Note 3)

For the nine months ended August 31, 2008, the Company recorded $1,328 of imputed interest related to shareholder loans payable (See Note 3).

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

NOTE 5 RELATED PARTY TRANSACTIONS

During 2005, a shareholder loaned $17,634 to the Company. As of August 31, 2008, a $5,000 payment has been made towards the loan, of which $12,634 remains outstanding. This loan is bearing a 10% interest, not collateralized, and due on demand. As of August 31, 2008 the Company recorded $4,710 of accrued interest related to the shareholder loan payable.

A stockholder of the Company contributed $8,650 of services to the Company from inception (See Note 2).

During 2007, the Company paid $5,000 to its president for services under his employment agreement.

PAW SPA, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2008
(UNAUDITED)

NOTE 6 COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

The Company entered into an employment agreement with its President on March 14, 2006. The agreement calls for compensation at an hourly rate of $30 per hour and is valid until written notice of termination.

(B) Operating Lease

On December 1, 2007, the Company executed a two-year non-cancelable operating lease for a vehicle for use in its pet care services. The lease expires on December 1, 2009 and requires the Company to make monthly payments of $350. For the period ended August 31, 2008, due to nonpayment, the lease is in default.

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

     3. Per our marketing campaign, we have begun marketing our services in the greater Denver area through traditional sources such as coupons and flyers/mailers. We have contracted with an independent call center for follow up contact and to set appointments. We also intend to attend trade shows and conferences. We intend to target pet owners to become potential users of our grooming services. In addition, our president, Edd Cockerill, will aggressively develop a key database of past customers and contacts. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe it will cost a minimum of $10,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We have yet to receive significant results from our marketing campaign.

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

     In summary, we should be in full operation and receiving orders shortly. We are unable to project when we will begin to generate revenues at this time.

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

     As of August 31, 2008, our total assets were $3,775, and our total liabilities were $38,617. We had cash of $77.

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

      We have not generated any revenue. Our expenses from inception were $119,243.

      We have not initiated operations but anticipate doing so in the near future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of October, 2008.

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