Form 10-K
period 2008-11-30
Paw Spa, Inc.
filed 2009-02-27
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-147755

PAW SPA, INC.
 (Name of small business issuer in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1921 Denver West Court, Suite 2022 Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

 (303) 278-0207
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.00001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No ☒

There is no established public trading market for our common stock.

As of February 27, 2009, the registrant had 5,757,900 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.      BUSINESS

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

Our plan was to provide mobile grooming and spa services for cats and dogs. Our services were going to include bathing, hair cutting and styling, brushing/combing, flea and tick treatments, nail maintenance and beautification, ear cleaning, teeth cleaning, hot oil treatments, and massage. The pricing for these services vary based on the size of the animal, packaged service specials, and required travel necessary. To date, we have not had any business operations and did not generate any revenues. We have not engaged in any other business operations and we have no prior experience in the pet grooming business.

We planned to provide an assigned groomer with a properly equipped van capable of providing all necessary services to our clients. Our client service representatives would work with each individual client to determine exactly the services desired. Before services would be performed and once the services were completed to the specifications of the client, digital pictures will be taken of the animal. A copy of the pictures would be sent to the client and a copy would be stored in our records for future reference.

As of the date of this filing, we have ceased operations because we were unsuccessful in raising the necessary financing and executing our business plan.  Accordingly, we have entered into a binding LOI with Harbrew Imports Ltd. Corp. (“Harbrew”) for a merger whereby Harbrew’s business shall become our operating business.

Harbrew is in the business of importing and wholesaling Spirits, Wine and Beer to distributors on a national basis and to retail licensees both on and off premise in New York, through a wholesale license. Its principle asset is an exclusive contract with Danny DeVito for the Limoncello brand. Launched in the fall of 2007, the brand has sold into the market the equivalent of 10% of the category as of the year end.

A more detailed discussion of the LOI between us and Harbrew is referred to and incorporated herein by reference to the Form 8-k filed on February 25, 2009.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 2.      PROPERTIES

We currently utilize office space provided by Edd Cockerill, our chief executive officer.  We do not have a formal sublease. We believe that our office space is adequate and suitable for its intended purpose.  At the time that the merger with Harbrew is closed, it is anticipated that our office location and property needs will change.

ITEM 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Over-the-Counter Bulletin Board under symbol PWSA.  There is, however, no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

As of February 27, 2009, there are 45 holders of record for our common stock.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Stock Option Grants

To date, we have not granted any stock options.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Plan of Operation

We are a start-up corporation and have not yet initiated our business operations nor generated or realized any revenues. We raised $75,790 gross proceeds through a private placement. We will need additional funding to begin our operations. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months.

We will not be conducting any product research or development. Furthermore, we do not expect significant changes in the number of employees. Our specific goal was to raise additional funds to implement our business plan, however, we have failed to do so.  Accordingly we have entered into an LOI with Harbrew to merge its business into our company.  Therefore, it is our plan of operations to continue working with Harbrew to finalize the terms of the merger and close the merger as quickly as possible.  At this point, we have only entered into the binding LOI and have not executed any other definitive merger documents.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have not begun our operations and generated revenues since our inception on October 21, 2005. We cannot guarantee we will be successful in our business plans. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in services.

To become profitable and competitive, we would have first had to attract customers and generate revenues. We have failed to do so and have failed to raise additional capital.  Therefore, we have been forced to cease operations and enter into the binding LOI with Harbrew.

Liquidity and Capital Resources

As of the November 30, 2008, we have yet to generate any revenues from business operations. Edd Cockerill, our president, has provided services to us. He is not expected to loan funds to us to finance operations.

As of November 30, 2008, our total assets were $910, and our total liabilities were $41,904. We had cash of $77. We believe we can not satisfy our cash requirements for the next twelve months with our current cash. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations. As a result, we may not generate revenues in the future.

Results of Operations

From our date of inception, October 21, 2005, we have sold 5,757,900 shares of our common stock and raised $75,790 in gross proceeds for our planned operations.  We have not generated any revenue. Our operating expenses from inception were $129,344.  We have not initiated operations but anticipate doing so in the near future.

Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $134,684 for the period from October 21, 2005 (inception) to November 30, 2008, and has negative cash flow from operations of $92,302 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

ITEM 7A.  QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDEDNT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF NOVEMBER 31, 2008 AND 2007

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007 AND FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO NOVEMBER 31, 2008

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO NOVEMBER 31, 2008

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED NOVEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO NOVEMBER 31, 2008

PAGES	F-6 - F-11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Paw Spa, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Paw Spa, Inc. (A Development Stage Company) as of November 30, 2008 and 2007, and the related statements of operations, changes in stockholder’s equity (deficiency) and cash flows for the years ended November 30, 2008 and 2007 and the period October 21, 2005 (Inception) to November 30, 2008. The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Paw Spa, Inc. (A Development Stage Company) as of November 30, 2008 and 2007, and the results of its operations and its cash flow for the two years then ended and for the period October 21, 2005 (Inception) to November 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenue, used cash in operations from inception of $92,302, and has a net loss of $134,684 from inception. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
January 16, 2009, Except for Note 7 to which the date is February 16, 2009

Paw Spa, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	November 30, 2008	November 30, 2007

Current Assets
Cash	$77	$52,186
Prepaid expenses	833	350
Security deposit	-	350

Total Assets	$910	$52,886

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable	$22,365	$7,277
Loan payable	6,905	-
Stockholder loans	12,634	17,634
Total Current Liabilities	41,904	24,911

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
5,757,900 and 5,757,900 shares issued and outstanding, respectively	58	58
Additional paid-in capital	93,632	81,964
Deficit accumulated during the development stage	(134,684)	(54,047)

Total Stockholders' Equity/(Deficiency)	(40,994)	27,975

Total Liabilities and Stockholders' Equity/(Deficiency)	$910	$52,886

See accompanying notes to financial statements

Paw Spa, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended November 30,		For the Period from October 21, 2005 (inception)
	2008	2007	November 30, 2008

Operating Expenses
Professional fees	$38,095	$14,565	$72,372
General and administrative	37,584	15,855	53,972
Impairment Loss	3,000	-	3,000
Total Operating Expenses	78,679	30,420	129,344

Loss from Operations	(78,679)	(30,420)	(129,344)

Other Expense
Interest Expense	(1,958)	(3,382)	(5,340)

Loss from Operation before Provision for Income Taxes	(80,637)	(33,802)	(134,684)

Provision for Income Taxes	-	-	-

Net Loss	$(80,637)	$(33,802)	$(134,684)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	5,757,900	5,686,601

See accompanying notes to financial statements

Paw Spa, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from October 21, 2005 (inception) to November 30,2008

						Deficit
	Preferred stock $.00001 Par Value		Common stock $.00001 Par Value		Additional	accumulated during		Total Stockholder's
					paid-in	development	Subscription	Equity
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance October 21, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.00001 per share)	-	-	5,000,000	50	-	-	-	50

Net loss for the period October 21, 2005 (inception ) to November 30, 2005	-	-	-	-	-	(15,434)	-	(15,434)

Balance November 30, 2005	-	-	5,000,000	50	-	(15,434)	-	(15,384)

Common stock issued for cash ($0.00001 per share)	-	-	394,900	4	39,486	-	(12,490)	27,000

Net loss	-	-	-	-	-	(4,811)	-	(4,811)

Balance November 30, 2006 (Restated)	-	-	5,394,900	54	39,486	(20,245)	(12,490)	6,805

In kind contribution of services	-	-	-	-	2,800	-	-	2,800

In kind contribution of interest	-	-	-	-	3,382	-	-	3,382

Common stock issued for cash ($0.00001 per share)	-	-	363,000	4	36,296	-	12,490	48,790

Net loss	-	-	-	-	-	(33,802)	-	(33,802)

Balance November 30, 2007	-	-	5,757,900	58	81,964	(54,047)	-	27,975

In kind contribution of services	-	-	-	-	7,800	-	-	7,800

In kind contribution of automobile lease	-	-	-	-	2,100	-	-	2,100

In kind contribution of interest	-	-	-	-	1,768	-	-	1,768

Net loss	-	-	-	-	-	(80,637)	-	(80,637)

Balance, November 30, 2008	-	$-	5,757,900	$58	$93,632	$(134,684)	$-	$(40,094)

See accompanying notes to financial statements

Paw Spa, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended		For the Period from October 21, 2005 (inception) to
	November 30, 2008	November 30, 2007	November 30, 2008
Cash Flows From Operating Activities:
Net Loss	$(80,637)	$(33,802)	$(134,684)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	7,800	6,182	10,600
In-kind contribution of automobile lease	2,100	-	2,100
In-kind contribution of interest	1,768	-	5,150
Impairment Loss	3,000	-	3,000
Changes in operating assets and liabilities:
Increase in prepaid expenses and	(133)	(700)	(833)
Increase in accounts payable deposits	15,088	4,565	22,365
Net Cash Used In Operating Activities	(51,014)	(23,755)	(92,302)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(3,000)	-	(3,000)
Net Cash Used In Investing Activities	(3,000)	-	(3,000)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	-	17,634
Repayment of stockholder loans	(5,000)	-	(5,000)
Loans payable	6,905	-	6,905
Proceeds from issuance of common stock	-	48,790	75,840
Net Cash Provided by (Used in) Financing Activities	1,905	48,790	95,379

Net Increase (Decrease) in Cash	(52,109)	25,035	77

Cash at Beginning of Period/Year	52,186	27,151	-

Cash at End of Period/Year	$77	$52,186	$77

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non Cash Investing and Financing:

Operating Lease: On December 1, 2007, the Company executed a two-year non-cancelable operating lease for a vehicle for use in its pet care services.  The lease expires on December 1, 2009 and requires the Company to make monthly payments of $350.  On October 31, 2008, due to nonpayment, the Company returned the vehicle.  No additional payments are due.  The amount payable as of October 31, 2008 was forgiven and re-classed as an in kind contribution of services provided in the amount of $2,100.

See accompanying notes to financial statements

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 31, 2008 AND 2007

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

(D) Equipment

Machinery and equipment was stated at cost, less accumulated depreciation.  Costs greater than $500 are capitalized and depreciated on a straight-line basis over the estimated useful lives.  The cost of maintenance and repairs is expensed as incurred. During the year ended November 30, 2008, the Company recognized an impairment loss of $3,000.   There were no impairment charges taken during year ended November 30, 2007.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of November 30, 2008 and 2007, respectively, there were no common share equivalents outstanding.

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 31, 2008 AND 2007

(F) Income Taxes
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

As of November 30, 2008 and 2007, the Company has a net operating loss carryforward of    approximately $110,652 and $47,865, respectively, available to offset future taxable income through 2028. The valuation allowance at November 31, 2008 was $41,006.  The valuation allowance at November 30, 2007 was $17,737. The net change in the valuation allowance for the year ended November 31, 2008 was an increase of $23,269.

 (G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. Advertising expense for the period ended November 30, 2008 and 2007 was $0 and $0, respectively.

(I) Recent Accounting Pronouncements

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
AS OF NOVEMBER 31, 2008 AND 2007

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

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

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 31, 2008 AND 2007

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $134,684 for the period from October 21, 2005 (inception) to November 30, 2008, and has negative cash flow from operations of $92,302 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On October 3, 2008, the Company received $700 from a third party.  The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment.  The note includes a 10 % penalty, if the note is not repaid within ten days of written demand for repayment.

On November 13, 2008, the Company received $2,005 from a third party.  The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment.  The note includes a 10 % penalty, if the note is not repaid within ten days of written demand for repayment.

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 31, 2008 AND 2007

NOTE 4 STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the year ended November 30, 2008 the president of the Company contributed services having a fair value of $7,800. (See Note 5)

For the year ended November 30, 2008, an automobile lease from a related party was terminated.  $2,100 owed at November 30 , 2008 was forgiven and reclassified as an in-kind contribution.  See Note 6(B).

For the year ended November 30, 2008, the Company recorded $1,768 of imputed interest related to shareholder loans payable (See Note 5).

For the year ended November 30, 2007 the president of the Company contributed services having a fair value of $2,800. (See Note 5)

During the year ended November 30, 2007, the Company recorded $3,382 of imputed interest related to shareholder loans payable (See Note 5).

(B) Common Stock Issued for Cash

For the year ended November 30, 2007 the Company issued 363,000 shares of common stock for cash of $36,300 ($0.10 per share).

During 2006, the Company issued 394,900 shares of common stock for cash of $39,490 ($0.10 per share).

On October 21, 2005, the Company issued 5,000,000 shares of common stock to its founders for cash of $50 ($0.00001 per share).

NOTE 5 RELATED PARTY TRANSACTIONS

During 2005, a shareholder loaned $17,634 to the Company.  As of November 30, 2008, a $5,000 payment has been made towards the loan, of which $12,634 remains outstanding.  This loan is bearing a 10% interest, not collateralized, and due on demand. As of November 30, 2008 the Company recorded $5,150 of imputed interest related to the shareholder loan payable.

The president of the Company contributed $10,600 of services to the Company from inception (See Note 4).

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 31, 2008 AND 2007

On December 1, 2007, the Company executed a two-year non-cancelable operating lease for a vehicle for use in its pet care services.  The lease expires on December 1, 2009 and requires the Company to make monthly payments of $350.  On October 31, 2008, due to nonpayment, the Company returned the vehicle.  No additional payments are due.  The amount payable as of October 31, 2008 was forgiven and re-classed as an in kind contribution of services provided in the amount of $2,100.

During 2007, the Company paid $5,000 to its president for services under his employment agreement.

NOTE 6 COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

The Company entered into an employment agreement with its President on March 14, 2006.  The agreement calls for compensation at an hourly rate of $30 per hour and is valid until written notice of termination.

(B) Operating Lease

On December 1, 2007, the Company executed a two-year non-cancelable operating lease for a vehicle for use in its pet care services.  The lease expires on December 1, 2009 and requires the Company to make monthly payments of $350.  On October 31, 2008, due to nonpayment, the Company returned the vehicle.  No additional payments are due.  The amount payable as of October 31, 2008 was forgiven and re-classed as an in kind contribution of services provided in the amount of $2,100.

NOTE 7 SUBSEQUENT EVENTS

On December 8, 2008, the Company received $404 from a third party.  The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment.  The note includes a 10 % penalty, if the note is not repaid within ten days of written demand for repayment.

On January 16, 2009, the Company received $6,121 from a third party.  The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment.  The note includes a 10 % penalty, if the note is not repaid within ten days of written demand for repayment.

On February 16, 2009, we entered into a binding letter of intent (“LOI”) with Harbrew Imports Ltd. (“Harbrew”).  Pursuant to the LOI, the Company will issue approximately 20,000,000 shares of common stock for 100% of the common stock of Harbrew and Harbrew’s business will become our main operations.   The transaction will be treated as a reverse merger and recapitalization of the Company.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “Company’s disclosure, controls and procedures” (as defined in Rules Rule 13a-15(3) and 15-d-15(3) of the e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report (the “Evaluation Date”). As a result of such evaluation, Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our such disclosure, controls and procedures are effective, providing them with material to provide reasonable assurance that the information relating to our company as required to be disclosed in the reports we file the Company files or submits under the Securities Exchange Act on a timely basis.

There were no changes in our internal controls over of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's   rules and forms, and (ii) accumulated and communicated to management, including the Company’s principal executive and principal financial reporting, known to our Chief Executive Officer or Chief Financial Officer, persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of November 30, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below is certain information relating to our sole director and executive officer, including his name, age, and business experience.

Name and Address	Age	Position(s)

Edd Cockerill 1921 Denver West Ct. #2022 Golden, Colorado 80401	53	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors

Edd Cockerill is our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors since our inception.  Presently, Mr. Cockerill is a project manager for Riviera Electric, Inc. in Denver, Colorado.  Previously, from July 1, 2004 to February 16, 2006, Mr. Cockerill was the construction contract manager with Riviera Electric, Inc., Denver, Colorado.  Riviera Electric has filed for protection under Chapter XI of the Bankruptcy Act.  However, Mr. Cockerill was not part of the operations management team.  He was responsible for monitoring and supervising Construction projects.  From September 5, 2000 to July 24, 2004, Mr. Cockerill was the construction/engineering manager at WESCO Distributions, Denver, Colorado.  Mr. Cockerill was responsible for monitoring and supervising construction projects.

Our sole director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

Stock Option Plan

We do not have a stock option plan.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our sole officer and director during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
Name						Equity	Deferred	All
and				Stock	Option	Incentive	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Plan	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Edd Cockerill	2008	$0	0	0	0	0	0	0	$0
President, Treasurer	2007	5,000	0	0	0	0	0	0	5,000
	2006	0	0	0	0	0	0	0	0

We have paid Mr. Edd Cockerill a total of $5,000, $1,000 per month, for the months of June through October of 2007.

Our sole director does not receive any compensation for serving as members of the board of directors.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our sole director and officer and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Edd Cockerill	5,000,000	President, Chief Executive Officer,	86.84%
1921 Denver West Ct. #2022		and Director
Golden, CO 80401

All Officers and Directors as a			86.84%
Group (1 Person)	5,000,000

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2005, we issued 5,000,000 shares of common stock to Mr. Edd Cockerill, our officer and director in consideration of $50.00.

During 2005, a shareholder loaned $17,634 to the Company.  As of November 30, 2008, a $5,000 payment has been made towards the loan, of which $12,634 remains outstanding.  This loan is bearing a 10% interest, not collateralized, and due on demand. As of November 30, 2008 the Company recorded $5,150 of imputed interest related to the shareholder loan payable.

Edd Cockerill has contributed $10,600 of services to the Company from inception.

On December 1, 2007, the Company executed a two-year non-cancelable operating lease for a vehicle for use in its pet care services.  The lease expires on December 1, 2009 and requires the Company to make monthly payments of $350.  On October 31, 2008, due to nonpayment, the Company returned the vehicle.  No additional payments are due.  The amount payable as of October 31, 2008 was forgiven and re-classed as an in kind contribution of services provided in the amount of $2,100.

During 2007, the Company paid $5,000 to its president for services under his employment agreement.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$11,298	Webb & Company, P.A
2008	$0	Williams & Webster, CPA, P.S.
2007	$9,585	Williams & Webster, CPA, P.S.
2007	$7,757	Webb & Company, P.A.

Audit Related Fees

There were no fees for audit related services for the years ended November 30, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended November 30, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended November 30, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits No.	Descriptions

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAW SPA, INC.

Date: February 27, 2009	By:	/s/ Edd Cockerill
Edd Cockerill
President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer,
and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edd Cockerill	President, Chief Executive Officer, Treasurer, Chief Financial Officer,	February 27, 2009
Edd Cockerill	Principal Accounting Officer, and sole member of the Board of Directors