Form 10-Q
period 2009-02-28
Paw Spa, Inc.
filed 2009-04-20
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,757,900 as of April 20, 2009.

 PAW SPA INC.

FORM 10-Q

February 28, 2009

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

Part I  Financial Information

Item 1. Financial Statements

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF FEBRUARY 28, 2009 (UNAUDITED) AND NOVEMBER 30, 2007 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED FROM FEBRUARY 28, 2009 AND FEBRUARY 29, 2008 AND FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO FEBRUARY 28, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO FEBRUARY 28, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008 AND FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO FEBRURAY 28, 2009 (UNADITED).

PAGES	5 - 11	NOTES TO CONDESED UNAUDITED FINANCIAL STATEMENTS

Paw Spa, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	February 28, 2009	November 30, 2008
	(Unaudited)
Current Assets
Cash	$77	$77
Prepaid expenses	-	833
Total Assets	$77	$910

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$30,698	$22,365
Payroll taxes payable	2,049	0
Loan payable	4,035	6,905
Stockholder loans	-	12,634
Total Current Liabilities	36,782	41,904

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
5,757,900 and 5,757,900 shares issued and outstanding, respectively	58	58
Additional paid-in capital	96,017	93,632
Deficit accumulated during the development stage	(132,780)	(134,684)

Total Stockholders' Deficiency	(36,705)	(40,994)

Total Liabilities and Stockholders' Deficiency	$77	$910

See accompanying notes to condensed unaudited financial statements

Paw Spa, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended,		For the Period from October 21, 2005 (inception)
	February 28, 2009	February 29, 2008	February 28, 2009

Operating Expenses
Professional fees	$23,739	$10,000	$96,112
General and administrative	18,581	18,687	72,554
Impairment Loss	-	-	3,000
Total Operating Expenses	42,320	28,687	171,666

Loss from Operations	(42,320)	(28,687)	(171,666)

Other Income/(Expense)
Other Income	45,000	-	45,000
Interest Expense	(774)	(440)	(6,114)

Income (Loss) from Operation before Provision for Income Taxes	1,904	(29,127)	(132,780)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$1,904	$(29,127)	$(132,780)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	5,757,900	5,757,900

See accompanying notes to condensed unaudited financial statements

Paw Spa, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from October 21, 2005 (inception) to February 28, 2009
(Unaudited)

	Preferred stock		Common stock			Deficit
	$.00001 Par Value		$.00001 Par Value		Additional	accumulated during		Total Stockholder's
					paid-in	development	Subscription	Equity
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance October 21, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.00001 per share)	-	-	5,000,000	50	-	-	-	50

Net loss for the period October 21, 2005 (inception ) to November 30, 2005	-	-	-	-	-	(15,434)	-	(15,434)

Balance November 30, 2005	-	-	5,000,000	50	-	(15,434)	-	(15,384)

Common stock issued for cash ($0.00001 per share)	-	-	394,900	4	39,486	-	(12,490)	27,000

Net loss	-	-	-	-	-	(4,811)	-	(4,811)

Balance November 30, 2006 (Restated)	-	-	5,394,900	54	39,486	(20,245)	(12,490)	6,805

In kind contribution of services	-	-	-	-	2,800	-	-	2,800

In kind contribution of interest	-	-	-	-	3,382	-	-	3,382

Common stock issued for cash ($0.00001 per share)	-	-	363,000	4	36,296	-	12,490	48,790

Net loss	-	-	-	-	-	(33,802)	-	(33,802)

Balance November 30, 2007	-	-	5,757,900	58	81,964	(54,047)	-	27,975

In kind contribution of services	-	-	-	-	7,800	-	-	7,800

In kind contribution of automobile lease	-	-	-	-	2,100	-		2,100

In kind contribution of interest	-	-	-	-	1,768	-	-	1,768

Net loss	-	-	-	-	-	(80,637)	-	(80,637)

Balance, November 30, 2008	-	-	5,757,900	58	93,632	(134,684)	-	(40,994)

In kind contribution of services	-	-	-	-	1,950	-	-	1,950

In kind contribution of interest	-	-	-	-	435	-	-	435

Net income for the three months ended February 28, 2009	-	-	-	-	-	1,904	-	1,904

Balance February 28, 2009 (Unaudited)	-	$-	5,757,900	$58	$96,017	$(132,780)	$-	$(36,705)

See accompanying notes to condensed unaudited financial statements

Paw Spa, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the Period from October 21, 2005 (inception) to
	February 28, 2009	February 29, 2008	February 28, 2009
Cash Flows From Operating Activities:
Net Income (Loss)	$1,904	$(29,127)	$(132,780)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
In-kind contribution of services	1,950	2,390	12,550
In-kind contibution of automobile lease	-	-	2,100
In-kind contribution of interest	435	-	5,585
Impairement Loss	-	-	3,000
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	833	(10,983)	-
Increase in payroll taxes payable	2,049		2,049
Increase in accounts payable	8,333	(6,919)	30,698
Net Cash Provided by (Used In) Operating Activities	15,504	(44,639)	(76,798)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	-	(3,000)
Net Cash Used In Investing Activities	-	-	(3,000)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	-	17,634
Repayment of stockholder loans	(12,634)	(5,000)	(17,634)
Proceeds from Loans payable	6,525	-	13,430
Repayment of loans payable	(9,395)		(9,395)
Proceeds from issuance of common stock	-	-	75,840
Net Cash Provided by (Used in) Financing Activities	(15,504)	(5,000)	79,875

Net Increase (Decrease) in Cash	-	(49,639)	77

Cash at Beginning of Period/Year	77	52,186	-

Cash at End of Period/Year	$77	$2,547	$77

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2009
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

(D) Equipment

Machinery and equipment was stated at cost, less accumulated depreciation.  Costs greater than $500 are capitalized and depreciated on a straight-line basis over the estimated useful lives.  The cost of maintenance and repairs is expensed as incurred. For the year ended November 30, 2008, the Company recognized an impairment loss of $3,000.

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2009
(UNAUDITED)

(E) Income (Loss) Per Share

Basic and diluted net Income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of February 28, 2009 and November 30, 2008, respectively, there were no common share equivalents outstanding.

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

(H) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. Advertising expense for the period ended February 28, 2009 and February 29, 2008 was $0 and $0, respectively.

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
AS OF FEBRUARY 28, 2009
(UNAUDITED)

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

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2009
(UNAUDITED)

NOTE 2     LETTER OF INTENT

On February 16, 2008 the Company entered into a non-binding letter of intent with Harbrew, Inc.  Pursuant to the letter of intent, the Company received a $45,000 deposit in consideration for exclusivity on this transaction.  Such deposit became non-refundable after the due diligence period ended on February 18, 2009.  The parties were required to enter into a definitive agreement no later than April 17, 2009  If the parties do not enter into a definitive agreement by such date the Company retains the non-refundable deposit in accordance with the letter of intent.

NOTE 3     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $132,780 for the period from October 21, 2005 (inception) to February 28, 2009, and has negative cash flow from operations of $79,798 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to find a suitable merger candidate so that it can continue to operate as a going concern.

NOTE 4     NOTE PAYABLE

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
AS OF FEBRUARY 28, 2009
(UNAUDITED)

On October 3, 2008, the Company received $700 from a third party.  The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment.  The note includes a 10 % penalty, if the note is not repaid within ten days of written demand for repayment.

On November 13, 2008, the Company received $2,005 from a third party.  The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment.  The note includes a 10 % penalty, if the note is not repaid within ten days of written demand for repayment

On December 8, 2008, the Company received $404 from a third party.  The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment.  The note includes a 10 % penalty, if the note is not repaid within ten days of written demand for repayment.

On January 16, 2009, the Company received $6,121 from a third party.  The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment.  The note includes a 10 % penalty, if the note is not repaid within ten days of written demand for repayment.

During February 2009 the $9,395 of loan balance was repaid, the outstanding loan balance as of February 28, 2009 is $4,036.

NOTE 5     STOCKHOLDERS’ DEFICIENCY

(A) In-Kind Contribution

For the three months ended February 28, 2009 the president of the Company contributed services having a fair value of $1,950. (See Note 6)

For the year ended November 30, 2008 the president of the Company contributed services having a fair value of $7,800. (See Note 6)

For the year ended November 30, 2008, an automobile lease from a related party was terminated.  $2,100 owed at November 30, 2008 was forgiven and reclassified as an in-kind contribution.  (See Note 6).

For the year ended November 30, 2008, the Company recorded $1,768 of imputed interest related to shareholder loans payable (See Note 6).

PAW SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2009
(UNAUDITED)

For the three months ended February28, 2009, the Company recorded $435 of imputed interest related to shareholder loans payable (See Note 6).

For the year ended November 30, 2007 the president of the Company contributed services having a fair value of $2,800. (See Note 6)

During the year ended November 30, 2007, the Company recorded $3,382 of imputed interest related to shareholder loans payable (See Note 6).

(B) Common Stock Issued for Cash

For the year ended November 30, 2007 the Company issued 363,000 shares of common stock for cash of $36,300 ($0.10 per share).

During 2006, the Company issued 394,900 shares of common stock for cash of $39,490 ($0.10 per share).

On October 21, 2005, the Company issued 5,000,000 shares of common stock to its founders for cash of $50 ($0.00001 per share).

NOTE 6     RELATED PARTY TRANSACTIONS

During 2005, a shareholder loaned $17,634 to the Company.  As of November 30, 2008, a $5,000 payment has been made towards the loan, of which $12,634 remains outstanding.  This loan is bearing a 10% interest, not collateralized, and due on demand. For the three months ended February 28, 2009 the Company recorded $5,585 of imputed interest related to the shareholder loan payable.  As of February 28, 2009 the loan balance of $12,634 has been repaid.

The president of the Company contributed $12,550 of services to the Company from inception (See Note 5).

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
AS OF FEBRUARY 28, 2009
(UNAUDITED)

NOTE 7     COMMITMENTS AND CONTINGENCIES

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

NOTE 8     SUBSEQUENT EVENTS

On April 14, 2009, the Company received $735 from a third party.  The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment.  The note includes a 10 % penalty, if the note is not repaid within ten days of written demand for repayment.

On April 14, 2009, the Company received $1,204 from a third party.  The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment.  The note includes a 10 % penalty, if the note is not repaid within ten days of written demand for repayment.

On April 14, 2009, the Company received $800 from a third party.  The loan is non-interest bearing, unsecured and due within ten days after written demand for repayment.  The note includes a 10 % penalty, if the note is not repaid within ten days of written demand for repayment.

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

We will not be conducting any product research or development. Furthermore, we do not expect significant changes in the number of employees. Our specific goal was to raise additional funds to implement our business plan,, however, we have failed to do so.  Accordingly we have entered into an LOI with Harbrew to merge its business into our company.  Therefore, it is our plan of operations to continue working with Harbrew to finalize the terms of the merger and close the merger as quickly as possible.  At this point, we have only entered into the binding LOI and have not executed any other definitive merger documents.

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

Liquidity and Capital Resources

As of February 28, 2009, we have yet to generate any revenues from business operations. Edd Cockerill, our president, has provided services to us. He is not expected to loan funds to us to finance operations.

As of February 28, 2009, our total assets were $77, and our total liabilities were $36,782. We had cash of $77. We believe we can not satisfy our cash requirements for the next twelve months with our current cash. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations. As a result, we may not generate revenues in the future.

Results of Operations

From our date of inception, October 21, 2005, we have sold 757,900 shares of our common stock and raised $75,790 in gross proceeds for our planned operations. We have not generated any revenue. Our operating expenses from inception were $171,666. We have not initiated operations but have entered into a binding letter of intent (“LOI”) with Harbrew to merge its business into our company.

Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $132,780 for the period from October 21, 2005 (inception) to February 28, 2009, and has negative cash flow from operations of $76,798 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that it can continue to operate based on actions being taken to find a suitable merger candidate.

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

ITEM 4(T).  CONTROLS AND PROCEDURES.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of February 28, 2009.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

On February 16, 2008, we entered into a binding letter of intent (“LOI”) with Harbrew Imports Ltd. (“Harbrew”). Pursuant to the LOI, we will merge with Harbrew and Harbrew’s business will become our main operations.

Item 6.   Exhibits and Reports of Form 8-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of April, 2009.

PAW SPA, INC.

By:/s/EDD COCKERILL
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