Form 10-Q
period 2009-06-30
Iconic Brands, Inc.
filed 2009-08-19
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53162

ICONIC BRANDS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1174 Route 109
Lindenhurst, New York 11757
(Address of principal executive offices, including zip code.)

(631) 991-3174
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐        No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,310,301 as of August 19, 2009

 ICONIC BRANDS INC.

FORM 10-Q

June 30, 2009

Part I  Financial Information

ITEM 1. FINANCIAL STATEMENTS.

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,155	$10,970
Accounts receivable, net of allowance for doubtful
accounts of $ 35,000 and $ 35,000, respectively	188,361	484,164
Inventories	591,193	738,507
Prepaid expenses and other current assets	169,842	595,769

Total current assets	950,551	1,829,410

Property, plant and equipment, net	9,906	6,294

Restricted cash and cash equivalents	75,000	100,000

Total assets	$1,035,457	$1,935,704

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Current portion of debt	$674,776	$4,422,393
Accounts payable	1,361,523	1,481,916
Accrued expenses and other current liabilities	1,235,901	938,494

Total current liabilities	3,272,200	6,842,803

Long term debt	1,770,747	2,292,380

Total liabilities	5,042,947	9,135,183

Stockholders' equity (deficiency):
Preferred stock, $.00001 par value;
authorized 100,000,000 shares:
Series A, designated 1 share, issued, and outstanding	1	-
1 and 0 shares, respectively
Series B, $2.00 per share stated value; designated
1,000,000 shares, issued and outstanding
916,603 and 0 shares, respectively	1,833,206	-
Common stock, $.00001 par value; authorized 100,000,000
shares, issued and outstanding 42,310,301
and 24,909 shares, respectively	423	-
Additional paid-in capital	6,365,757	1,278,656
Retained earnings (deficit)	(12,206,877)	(8,478,135)

Total stockholders' equity (deficiency)	(4,007,490)	(7,199,479)

Total liabilities and stockholders' equity (deficiency)	$1,035,457	$1,935,704

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$336,170	$806,041	$252,233	$293,993

Cost of goods sold	228,371	649,969	163,010	232,928

Gross profit	107,799	156,072	89,223	61,065

Selling, general and administrative expenses:
Selling, marketing and promotion	123,795	240,024	31,370	172,324
Administrative compensation and benefits	606,498	568,636	425,154	342,012
Stock-based compensation issued in connection with merger	2,063,411	-	2,063,411	-
Professional fees	288,518	187,549	139,368	117,435
Occupancy and warehousing	101,208	139,183	24,646	71,286
Travel and entertainment	36,237	191,144	11,187	174,383
Office	19,776	63,608	7,261	57,873
Licenses and permits	1,670	31,790	400	25,770
Other	23,220	15,064	18,014	9,836

Total	3,264,333	1,436,998	2,720,811	970,919

Income (loss) from operations	(3,156,534)	(1,280,926)	(2,631,588)	(909,854)

Interest expense	(572,208)	(584,251)	(373,936)	(267,335)

Income (loss) before income taxes	(3,728,742)	(1,865,177)	(3,005,524)	(1,177,189)

Income taxes	-	-	-	-

Net income (loss)	$(3,728,742)	$(1,865,177)	$(3,005,524)	$(1,177,189)

Net income (loss) per common share - basic and diluted	$(0.76)	$(110.50)	$(0.31)	$(69.02)

Weighted average number of common shares
outstanding - basic and diluted	4,930,669	16,879	9,782,833	17,057

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
(Unaudited)

	Series A Preferred Stock, $0.00001 par value		Series B Preferred Stock, $2.00 stated value		Common Stock, $0.00001 par value		Additional Paid-in Capital	Retained Earnings (Deficit)

	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance, December 31, 2008	-	$-	-	$-	24,909	$-	$1,278,656	$(8,478,135)	$(7,199,479)

Equity investment	-	-	-	-	-	-	100,000	-	100,000

Issuance of stock to management
and employees on June 10, 2009	1	1	-	-	19,634,112	196	2,063,214	-	2,063,411

Issuance of stock to Danny DeVito
and affiliates on June 10, 2009	-	-	-	-	2,086,973	21	208,676	-	208,697

Issuance of stock to Noteholders
in satisfaction of debt and accrued
interest	-	-	-	-	4,406,307	44	2,203,110	-	2,203,154

Issuance of stock to Capstone
in connection with
Termination Agreement	-	-	916,603	1,833,206	1,000,000	10	499,990	-	2,333,206

Acquisition of Harbrew Imports, Ltd.	-	-	-	-	15,158,000	152	(152)	-	-

Stock options and warrants
compensation expense	-	-	-	-	-	-	12,263	-	12,263

Net loss	-	-	-	-	-	-	-	(3,728,742)	(3,728,742)

Balance, June 30, 2009	1	$1	916,603	$1,833,206	42,310,301	$423	$6,365,757	$(12,206,877)	$(4,007,490)

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(3,728,742)	$(1,865,177)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
Depreciation	1,530	700
Amortization of debt discounts
charged to interest expense	284,177	38,990
Stock-based compensation	2,462,892	100,046
Changes in operating assets and liabilities:
Accounts receivable, net	295,803	343,243
Inventories	147,314	454,864
Prepaid expenses and other current assets	247,406	7,692
Restricted cash and cash equivalents	25,000	-
Accounts payable	(120,393)	250,685
Accrued expenses and other current
liabilities	474,936	319,518

Net cash provided by (used in)
operating activities	89,923	(349,439)

Cash flows from investing activities:
Property, plant and equipment additions	(5,142)	-

Cash flows from financing activities:
Increases in debt, net	-	319,884
Repayment of debt	(194,596)	(13,927)
Equity investment	100,000	-

Net cash provided by (used in)
financing activities	(94,596)	305,957

Increase (decrease) in cash and
cash equivalents	(9,815)	(43,482)

Cash and cash equivalents, beginning of period	10,970	43,664

Cash and cash equivalents, end of period	$1,155	$182

Supplemental disclosures of cash flow information:

Interest paid	$231,621	$501,959

Income taxes paid	$-	$-

Non-cash financing activities:
Shares of common stock issued to noteholders in
satisfaction of debt and accrued interest	$2,203,154	$-
Securities issued to Capstone in connection with
Termination Agreement and satisfaction of debt:
Unsecured promissory note	$500,000	$-
Series B preferred stock	1,833,205	-
Common stock	500,000	-

Total	$2,833,205	$-

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2009 and 2008 is Unaudited)

1.	ORGANIZATION AND NATURE OF BUSINESS

Iconic Brands was incorporated in the State of Nevada on October 21, 2005. Our plan was to provide mobile grooming and spa services for cats and dogs. Our services were going to include bathing, hair cutting and styling, brushing/combing, flea and tick treatments, nail maintenance and beautification, ear cleaning, teeth cleaning, hot oil treatments, and massage. We did not have any business operations and failed to generate any revenues.  We abandoned this business, as we lacked sufficient capital resources.  On June 10, 2009, the Company acquired Harbrew Imports, Ltd. (“Harbrew New York”), a New York corporation incorporated on September 8, 1999 which was a wholly owned subsidiary of Harbrew Imports, Ltd. Corp. (“Harbrew Florida”), a Florida Corporation incorporated on January 4, 2007.  On the Closing Date, pursuant to the terms of the Merger Agreement, the Company issued to the designees of Harbrew New York 27,151,984 shares of our Common Stock at the Closing, or approximately 64% of the 42,310,301 shares outstanding subsequent to the merger.  After the merger, Harbrew New York continued as the surviving company under the laws of the state of New York and became the wholly owned subsidiary of the Company.

In anticipation of the merger between Iconic Brands, Inc. and Harbrew New York, on May 1, 2009 the Board of Directors and a majority of shareholders of Harbrew New York approved the amendment of its Articles of Incorporation changing its name to Iconic Imports, Inc. (Iconic Imports). On June 22, 2009, this action was filed with the New York State Department of State.

Prior to the merger on June 10, 2009, Iconic Brands had no assets, liabilities, or business operations.  Accordingly, the merger has been treated for accounting purposes as a recapitalization by the accounting acquirer Harbrew New York/Iconic Imports and the financial statements reflect the assets, liabilities, and operations of Harbrew New York/Iconic Imports from its inception on September 8, 1999 to June 10, 2009 and combined with Iconic Brands thereafter.  Iconic Brands and its wholly-owned subsidiary Harbrew New York/Iconic Imports are hereafter referred to as the “Company”.

The Company is a brand owner of self-developed alcoholic beverages.  Furthermore, the Company imports, markets and sells these beverages throughout the United States and globally.

Effective June 10, 2009, prior to the merger, Harbrew Florida effected a 1-for-1,000 reverse stock split of its common stock, reducing the issued and outstanding shares of common stock from 24,592,160 to 24,909, which includes a total of 317 shares resulting from the rounding of fractional shares.  All share information has been retroactively adjusted to reflect this reverse stock split.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2009 and 2008 is Unaudited)

2.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the periods ended June 30, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to those periods are unaudited. The results for the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financials statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Form 8-K filed June 16, 2009.

3.	INVENTORIES

Inventories consist of:

	June 30,	December 31,
	2009	2008

Danny DeVito's Premium Limoncello (liqueur) brand	$96,105	$192,898
Hot Irishman (Irish coffee) brand	126,613	127,693
Molly's (Irish cream liqueur) brand	5,901	6,454
Glen Master (scotch) brand	112,536	119,351
George Vesselle (champagne) brand	80,060	80,604
Other	169,977	211,507

Total	$591,193	$738,507

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2009 and 2008 is Unaudited)

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	June 30,	December 31,
	2009	2008

Prepaid inventory purchases	$113,820	$369,820
Prepaid stock compensation paid to consultants	29,151	208,411
Other	26,872	17,538

Total	$169,842	$595,769

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of:

	June 30,	December 31,
	2009	2008

Vehicles	$126,295	$126,295
Office & warehouse equipment	20,852	15,711

Total	147,147	142,006

Accumulated depreciation	(137,241)	(135,712)

Net	$9,906	$6,294

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2009 and 2008 is Unaudited)

6.	DEBT

      Debt consists of:

	June 30,	December 31,
	2009	2008

Due under Purchase Order Financing Agreement	$-	$2,937,177
Due under Discount Factoring Agreement	-	55,741
Convertible notes, interest at 7% to 14%, due
July 2, 2012 to July 2, 2013 - net of unamortized
discounts of $45,224 and $328,875, respectively	229,776	766,750
Convertible debentures, interest at 9%, due
December 10, 2008 to January 23, 2009 - net
of unamortized discounts of $0 and $525, respectively	-	104,475
Interim loan convertible promissory notes issued from
July 22, 2008 to September 9, 2008, interest at 0%,
due the earlier of (1) one year after the date of issuance
or (2) completion of $3,000,000 minimum new private
placement (in which case the notes will be automatically
converted into new units)	-	1,100,000
Promissory note, interest at 20%, due January 9, 2009
to January 29, 2009	100,000	100,000
Unsecured promissory note, interest at 7%, due in
installments until June 10, 2011	500,000	-
Convertible promissory notes, interest at 10%,
due October 25, 2007 to November 27, 2007	125,000	125,000
Due Donald Chadwell (significant stockholder)
interest at 0%, no repayment terms	763,000	763,000
Due Richard DeCicco (officer, director, and significant stockholder)
and affiliates, interest at 0%, no repayment terms	727,747	762,630

Total	2,445,523	6,714,773

Less current portion of debt	(674,776)	(4,422,393)

Long term debt	$1,770,747	$2,292,380

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2009 and 2008 is Unaudited)

The Purchase Order Financing Agreement was dated January 22, 2007, had a term of two years, and provided for advances of credit from Capstone Capital Group I, LLC (the “Secured Party”) to the Company.  Among other things, the agreement provided for fees to the Secured Party equal to 2.5% for the first 30 days (or part thereof) that each advance was outstanding and 1.25% for every 14 days (or part thereof) that such advance remained outstanding. On June 10, 2009, the Company entered into a termination agreement with Capstone (the “Termination Agreement”) whereby Capstone agreed to forgive the $2,833,205 balance owed it under the Purchase Order Financing Agreement in exchange for: (i) a $500,000 7% unsecured promissory note (the “Promissory Note”); (ii) 1,000,000 shares of Common Stock; (iii) $1,833,205 worth of Series B Preferred Stock; and (iv) a 3-year warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.50 per share.  The Promissory Note is payable in 24 monthly installments of $10,000 commencing July 10, 2009, $100,000 on or before June 10, 2010, and the remaining $160,000 on or before June 10, 2011.  If the Company closes a financing prior to maturity of the Promissory Note, up to 50% of the proceeds are to be used to prepay the remaining balance of the Promissory Note.

The Discount Factoring Agreement was dated January 22, 2007 and provides for financing of certain Company accounts received by Capstone Business Credit, LLC (the “Factor”).  Among other things, the agreement provides for commissions to the Factor equal to 2% for the first 30 days (or part thereof) that each such account receivable is outstanding and 1% for every 14 days (or part thereof) thereafter that such account receivable remains outstanding.

Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense in the accompanying consolidated statements of operations.

The $275,000 face value of the Convertible Notes outstanding at June 30, 2009 are convertible into shares of the Company’s common stock at a price of $0.50 per share.

Accrued interest payable on debt (included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets) consisted of:

	June 30,	December 31,
	2009	2008
Convertible notes, interest at 7% to 14%	$74,808	$174,513
Convertible debentures, interest at 9%	-	4,744
Promissory note, interest at 20%	11,905	1,973
Convertible promissory notes, interest at 10%	20,986	36,031

Total	$107,699	$217,261

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2009 and 2008 is Unaudited)

7.	STOCKHOLDERS’ EQUITY

On March 11, 2009, the Company entered into a Stock Purchase Agreement with an investor whereby the Company sold the investor 100,000 restricted shares of common stock issuable to the investor upon consummation of the merger for $100,000 cash.

On June 10, 2009, pursuant to the terms of the Merger Agreement, the Company issued to the designees of Harbrew New York 27,151,984 shares of Common Stock at the Closing.  Of this amount;

1)	24,592 shares were issued to Harbrew Florida stockholders,
2)
19,634,112 shares valued at $1,963,411 were issued to Company management and employees for services, including 15,972,359 shares to the Company’s Chief Executive Officer, 100,000 shares to the Company’s Chief Financial Officer, and 2,586,753 shares to Donald Chadwell,

3)	2,086,973 shares valued at $208,697 were issued to Danny DeVito and affiliates for services,
4)	4,406,307 shares were issued to noteholders in satisfaction of $2,025,625 of debt and $177,529 of accrued interest, and
5)	1,000,000 shares were issued to Capstone as part of the Termination Agreement.

Also, pursuant to the terms of the Merger Agreement the Company issued 1 share of Series A Preferred Stock valued at $100,000 to the Company’s Chief Executive Officer for services and 916,603 shares of Series B Preferred Stock valued at $1,833,206 to Capstone as part of the Termination Agreement.

The one share of Series A Preferred Stock entitles the holder to two votes for every share of Common Stock Deemed Outstanding and has no conversion or dividend rights.  Each share of the Series B Preferred Stock has a liquidation preference of $2.00 per share, has no voting rights, and is convertible into one share of Common Stock at the lower of (1) $2.00 per share or, (2) the volume weighted average price per share (“VWAP”) for the 20 trading days immediately prior to the Conversion Date.

8.	INCOME TAXES

From September 9, 1999 (inception) to December 31, 2006, the Company filed its Federal and New York income tax returns as an S Corporation.  Accordingly, the net income (loss) of the Company for this period was includible in the tax returns of the Company shareholders and the Company was not subject to income tax.

No provision for income taxes was recorded in the three and six months ended June 30, 2009 and 2008 since the Company incurred a net loss in these periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,476,081 attributable to the future utilization of the $7,074,518 net operating loss carryforward as of December 31, 2008 will be realized.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2009 and 2008 is Unaudited)

Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2008.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $7,074,518 net operating loss carryforward expires $3,395,185 in 2027 and $3,679,333 in 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

9.	COMMITMENTS AND CONTINGENCIES

Rental agreements – The Company occupied its facilities in Freeport, New York up until March 2009 under a month to month agreement at a monthly rent of $14,350.  In March 2009, the Company moved its facilities to Lindenhurst, New York pursuant to a three year lease agreement providing for annual rentals ranging from $85,100 to $90,283.  Provided certain conditions are met, the Company has an option to renew the lease for an additional two years at annual rentals ranging from $92,991 to $95,781.

For the six months ended June 30, 2009 and 2008, rent expense was $72,273 and $85,676, respectively.

License agreement – On April 26, 2007 and as amended November 1, 2007, the Company entered into an exclusive License Agreement with Seven Cellos, LLC (“DDV”), pursuant to which the Company was granted a limited license of certain rights in and to Danny DeVito’s name, likeness and biography for use by the Company in connection with the Danny DeVito
Premium Limoncello brand.  The term of the Agreement continues through perpetuity unless the agreement is terminated.  In consideration for the license, the Company agreed to pay royalties as follows: (a) 5% of Net Profits (as defined) to Behr Abrahamson & Kaller, LLP (“BAK”), (b) a payment of 50% of the remaining Net Profits to DDV after the payment described above; and (c) a payment of 2% of Net Profits to Sichenzia Ross Friedman Ference LLP after payment of 50% of Net Profits to DDV.

Danny DeVito agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12 month period, the duration of which shall not exceed 2 days.  Pursuant to the agreement, Danny DeVito granted the Company a right of first refusal for a period of 5 years to license any other liquor, spirit or alcoholic beverage which Danny DeVito may determine to endorse or develop.  A condition precedent to Danny DeVito’s performance under the agreement are subject to the Company applying for a trademark for the brand name “Danny DeVito’s Premium Limoncello” with Danny DeVito being designated as 50% co-owner of such trademark.  The Company has filed for this trademark with the U.S. Patent and Trademark Office and, as of June 30, 2009, is awaiting disposition.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2009 and 2008 is Unaudited)

For the six months ended June 30, 2009 and 2008, the Company calculated cumulative “Net Profits” from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement.

 Employment agreement with chief executive officer - On January 23, 2008, the Company entered into an employment agreement with its chief executive officer Richard DeCicco.  The agreement provides for a term of 5 years, commencing on January 1, 2008.  The term can be extended by a written agreement of the parties.  The agreement provides for annual compensation ranging from $265,000 to $350,000.  In addition, if the Company enters into an agreement and further sells any brand in the company’s portfolio, Mr. DeCicco will receive 5% of such sale.  Mr. DeCicco is also entitled to incentive bonus compensation, stock and/or options in accordance with Company policies established by the Board of Directors.  The agreement provides for the grant of a non-qualified ten year option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price which shall represent a discount to the market price.  The options shall be granted pursuant to the 2008 incentive and non-qualified stock option plan which the Company intends to implement.  Mr. DeCicco has the right to terminate the agreement upon 60 days notice to the Company for any reason.  Pursuant to the terms of the agreement, if Mr. DeCicco is absent from work because of illness or incapacity cumulatively for more than 2 months in addition to vacation time in any calendar year, the Company may terminate the agreement upon 30 days written notice.  The agreement also provides that the agreement may be terminated upon 90 days notice to Mr. DeCicco if: (A) there is a sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (B) there is a sale, exchange or disposition of 50% of the outstanding shares of the Company’s outstanding stock; (C) the Company terminates its business or liquidates its assets; or (D) there is a merger or consolidation of the Company in which the Company’s shareholders receive less than 50% of the outstanding voting shares of the new or continuing corporation.

Mr. DeCicco shall be entitled to severance pay in the amount of 2 years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances.

Employment agreement with chief financial officer - On October 1, 2007, the Company entered into an employment agreement with its chief financial officer William Blacker.  The agreement provides for a term of 3 years, commencing on October 1, 2007.  The term can be extended by a written agreement of the parties.  The Company agreed to issue options to purchase shares of its common stock to Mr. Blacker if and when the common stock becomes publicly traded, as follows: (A) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (B) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (C) on October 1, 2009, 100,000 options at an exercise price of $.75 per share.  Pursuant to the terms of the agreement, Mr. Blacker is to receive an annual salary of $150,000.  Mr. Blacker has the right to terminate the agreement upon 60 days notice to the Company for any reason.  The agreement further provides that if the agreement is terminated for any reason other than willful malfeasance by Mr. Blacker, Mr. Blacker shall be entitled to receive severance pay in the amount of 6 months or the balance of the agreement’s term of existence, whichever is greater, and shall receive all benefits under the agreement.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2009 and 2008 is Unaudited)

The $16,850 estimated fair value of the 300,000 options (using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, 4% risk free interest rate, 100% volatility, and term of 3.5 years) is being amortized over the 3 year term of the employment agreement as compensation and benefits.

 Legal proceedings – The Company is party to a variety of legal proceedings that arise in the normal course of business.  We accrue for these items as losses become probable and can be reasonably estimated.  While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

10.	STOCK OPTIONS AND WARRANTS

    A summary of stock option and warrant activity for the year ended December 31, 2008 and for the six months ended June 30, 2009 follows:

	Stock
	Options	Warrants
Outstanding at January 1, 2008	300,000	3,887,500

Granted and issued	1,000,000	1,870,000
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2008	1,300,000	5,757,500

Granted and issued	-	1,000,000
Exercised	-	-
Forfeited/expired/cancelled	-	(120,000)

Outstanding at June 30, 2009	1,300,000	6,637,500

    Stock options outstanding at June 30, 2009 consist of:

Date	Number	Number	Exercise		Expiration
Granted	Outstanding	Exercisable	Price		Date
October 1, 2007	100,000	100,000	$0.05		April 1, 2011
October 1, 2007	100,000	100,000	$0.15		April 1, 2011
October 1, 2007	100,000	-	$0.75		April 1, 2011
January 1, 2008	1,000,000	-	$0.10	(a)	June 30, 2013

Total	1,300,000	200,000

(a)  Estimated since exercise price is to be determined based on future stock price.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2009 and 2008 is Unaudited)

The 300,000 options granted on October 1, 2007 vest 100,000 on October 1, 2007, 100,000 on October 1, 2008, and 100,000 on October 1, 2009.  As of June 30, 2009, there was $70,609 of total unrecognized compensation cost relating to unexpired stock options.  That cost is expected to be recognized $11,975 in 2009, $22,352 in 2010, $18,140 in 2011, and $18,142 in 2012.

Warrants outstanding at June 30, 2009 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
July 2, 2007	500,000	500,000	$1.00	July 2, 2012
July 2, 2007	500,000	500,000	$1.50	July 2, 2012
August 27, 2007	550,000	550,000	$1.00	August 27, 2012
August 27, 2007	550,000	550,000	$1.50	August 27, 2012
November 1, 2007	45,000	45,000	$0.50	November 30, 2009
November 8, 2007	811,250	811,250	$1.00	November 8, 2012
November 8, 2007	811,250	811,250	$1.50	November 8, 2012
March 5, 2008	192,500	192,500	$1.00	March 5, 2013
March 5, 2008	192,500	192,500	$1.50	March 5, 2013
June 10, 2008	27,500	27,500	$1.00	June 10, 2013
June 10, 2008	27,500	27,500	$1.50	June 10, 2013
June 10, 2008	25,000	25,000	$1.00	December 10, 2013
June 10, 2008	25,000	25,000	$1.50	December 10, 2013
June 11, 2008	30,000	30,000	$1.00	December 10, 2013
June 11, 2008	30,000	30,000	$1.50	December 10, 2013
July 2, 2008	110,000	110,000	$1.00	January 2, 2014
July 2, 2008	110,000	110,000	$1.50	January 2, 2014
July 23, 2008	50,000	50,000	$1.00	January 23, 2014
July 23, 2008	50,000	50,000	$1.50	January 23, 2014
August 11, 2008	1,000,000	1,000,000	$1.00	August 11, 2013
June 10, 2009	1,000,000	1,000,000	$0.50	June 10, 2012

Total	6,637,500	6,637,500

11.	SUBSEQUENT EVENTS

Three individual holders of the Company’s 7% Convertible Promissory Notes converted $72,500 of debt and $22,560 of interest into 190,120 shares of the Company’s Common Stock.

On June 12, 2009, Iconic Imports, Inc. the wholly-owned subsidiary of the Company, entered into a merchandising license agreement (the “License Agreement”) with Paramount Licensing Inc.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2009 and 2008 is Unaudited)

(“PLI”) granting  Iconic Imports the right to use the title of the theatrical motion picture “The Godfather” in connection with the development, importation, marketing, and distribution of an Italian organic vodka and Scotch whiskey throughout the United States.  Under the terms of the License Agreement, the Company agreed to pay PLI a royalty fee of five percent (5%) and guarantee a total of $400,000 in royalties due as follows; (1) $60,000 as an advance payment due upon signing of the License Agreement, (2) $100,000 due on or before November 1, 2010,  (3) $100,000 due on or before November 1, 2011, and (4) $140,000 due on or before November 1, 2012.  In addition, PLI was granted warrants to purchase shares of the Company’s common stock in substantially the same form as other warrants previously issued, which is (a) a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share; and (b) a five-year warrant to purchase 1,333,334 shares of our common stock at an exercise price of $1.50 per share. On August 12, 2009, the Company paid $60,000 to PLI as the advance royalty due under the Licensing Agreement.  The Licensing Agreement became effective on this date as the advance payment was a condition precedent to the effectiveness of the License Agreement.

On August 12, 2009, we executed an exclusive investment banking agreement (the “Investment Banking Agreement”) with Cresta Capital Strategies, LLC (“Cresta Capital”), an investment banking firm based in Melville, New York.  Cresta Capital has agreed to serve as the exclusive investment banker for the Company in connection with capital raising activities, merger and acquisition opportunities, and business development activities.  The Investment Banking Agreement has an effective date of August 4, 2009.

On August 19, 2009, the Company sold 1,000,000 shares of its common stock at $0.50 per share, and a total of 2,000,000 warrants to purchase the Company’s common stock, which consisted of 1,000,000 warrants with an exercise price of $1.00 per share, and 1,000,000 warrants with an exercise price of $1.50 per share, for total proceeds of $500,000.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is an overview of the important factors that management focuses on in evaluating our business, financial condition and operating performance and should be read in conjunction with the financial statements included in this Current Report on Form 8-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Current Report on Form 8-K.

OUR BUSINESS

Prior to the consummation of the Merger Agreement, Harbrew New York was a wholly-owned subsidiary of Harbrew Florida.  Harbrew Florida was incorporated in the state of Florida on January 4, 2007, under the former name Stassi Harbrew Imports Corp., pursuant to the Bankruptcy Court Approved Reorganization Plan for the Stassi Interaxx, Inc. (“Stassi”) reorganization confirmed on December 20, 2006. On May 17, 2007, Harbrew Florida acquired Harbrew New York, a New York corporation incorporated on September 8, 1999 engaged in importing and wholesaling spirits, wine and beer.  As a result, Harbrew New York became a wholly-owned subsidiary of Harbrew Florida.

On June 10, 2009, Merger Sub, Harbrew Florida, Harbrew New York and we entered into a Merger Agreement which resulted in Harbrew New York becoming our wholly owned subsidiary (the “Merger”).  The Merger was accomplished by means of a Merger Agreement in which Harbrew New York merged with and into Merger Sub and each share of Harbrew’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into one share of Iconic Brands’ common stock.  Under the terms of the Merger Agreement and as a result of the Merger:

•	Harbrew New York became our wholly owned subsidiary;

•
In exchange for all of the shares of Harbrew common stock, each share of Harbrew’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into one share of Iconic Brands’ common stock;

This transaction closed on June 10, 2009.

Prior to the merger on June 10, 2009, we had no assets, liabilities, or business operations.  Accordingly, the merger has been treated for accounting purposes as a recapitalization by the accounting acquirer, Harbrew New York, and the financial statements reflect the assets, liabilities, and operations of Harbrew New York from its inception on September 8, 1999 to June 10, 2009 and us thereafter.  References to our company are with respect to Harbrew New York to June 10, 2009 and us thereafter.

We are in the business of importing and wholesaling spirits, wine and beer to distributors in the United States on a national basis and to retail licensees both on and off premise in New York, through our wholesale license.  We are federally licensed, maintaining licenses to both import and sell to wholesale licensed distributors in 51 markets in the United States.  In addition to the federal import and wholesale licenses, we maintain a federal customs bonded facility license for our premises in Lindenhurst, New York.  Within the licensing category, we also maintain a New York State wholesale license and a New York State warehousing license, permitting us to warehouse products of other companies.

RESULTS OF OPERATIONS

Results of Operations for the Six Month Period ended June 30, 2009 Compared to the Six Month Period ended June 30, 2008

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Sales	$336,170	$806,041
Cost of goods sold	228,371	649,969
Gross profit	107,799	156,072
Selling, general and administrative expenses:
Selling, marketing and promotion	123,795	240,024
Administrative compensation and benefits	606,498	568,636
Stock based compensation issued in connection with merger	2,063,411	-
Professional fees	288,518	187,549
Occupancy and warehousing	101,208	138,183
Travel and entertainment	36,237	191,144
Office	19,776	63,608
Licenses and permits	1,670	31,790
Other	23,220	15,064
Total	3,264,333	1,436,998
Income (loss) from operations	(3,156,534)	(1,280,926))
Interest expense	(572,208)	(584,251)
Income (loss) before income taxes	(3,728,742)	(1,865,177)
Income taxes	-	-
Net income (loss)	$(3,728,742)	$(1,865,177)

Sales:

Sales decreased by approximately $470,000, or 58%, from $806,000 for the six month period ended June 30, 2008 to $336,000 for the six month period ended June 30, 2009.  This decrease in sales reflects the Company’s re-focus on its celebrity branded products as it directs resources to its organically developed brand portfolio as opposed to the distribution of the products of others.

Cost of goods sold:

Cost of revenue decreased by $422,000, or 65%, from $650,000 for the six month period ended June 30, 2008 to $228,000 for the six month period ended June 30, 2009. This decrease in COGS is consistent with the decrease in sales for the period as the Company shifts its focus and resources towards its organically developed brand portfolio

Gross profit:

Gross profit decreased by $48,000, or 31%, from $156,000 for the six month period ended June 30, 2008 to $108,000 for the six month period ended June 30, 2009 mainly due to the decrease in sales as the Company refocuses its resources to its organically developed brands.

Selling, general and administrative expenses:

Selling general and administrative expenses for the six month period ended June 30, 2009 and 2008 were $3,264,000 and $1,437,000, respectively, an increase of $1,827,000, or 127%. The increase was due to professional fees incurred in connection with financing activities, and the reflecting of $2,063,000 in costs associated with stock-based compensation issued in connection with the merger.

Income (loss) from Operations:

Loss from operations was $3,157,000 for the six month period ended June 30, 2009 and $1,281,000 for the six month period ended June 30, 2008.  The increase in the loss from operations for the period resulted from the decrease in sales and the increase in expenses, principally the costs associated with stock based compensation expense, as previously described.

Interest Expense:

Interest expense for the six month period ended June 30, 2009 and 2008 was $572,000 and $584,000, respectively, a decrease of $12,000, or 2%. The decrease in interest expense for the period was a result of a rate reset by our largest creditor, and the conversion of convertible debt to equity.

Net Income (loss):

Net loss was $3,729,000 for the six month period ended June 30, 2009, compared to $1,865,000 for the six month period ended June 30, 2008, an increase of $1,864,000, or 100%. The increase in the net loss for the period was a result of decreased sales, increased professional fees incurred relating to financing activities, and increased costs associated with stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had negative working capital of $2,321,649 compared to negative working capital of $5,013,393 at December 31, 2008. Our balance of cash and cash equivalents at June 30, 2009 was $1,155.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. In addition, we issued convertible notes and promissory notes to bridge the gap between our primary lender and our working capital requirements. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance higher level of inventories and accounts receivable,

•	Addition of administrative and sales personnel as the business grows,

•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

•	Development of new brands to complement our current celebrity portfolio, and

•	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

Net Cash Used in Operating Activities

A substantial portion of our available cash has been used to fund operating activities. In general, these cash funding requirements are based on operating losses, driven principally by our sizeable investment in selling and marketing, and general expenses. The business has incurred significant losses since inception.

For the six month period ended June 30, 2009, net cash provided by operating activities was $89,923, consisting primarily of losses from operations of $(3,728,742), offset by a non-cash charge for stock-based compensation of $2,462,892, decreases in receivables of $295,803, decreases in inventories of $147,314, decreases in prepaid expenses and other current assets of $247,406, and increases in accrued expenses of $474,936.

Net Cash Used in Investing Activities

For the six month period ended June 30, 2009 and 2008, net cash used in investing activities was $5,142 and $0, respectively.

Net Cash Provided by Financing Activities

For the six month period ended June 30, 2009, funds used in financing activities amounted to $94,596 resulting from $194,596 replayment of debt ,offset by $100,000 raised from the sale of common stock.

We anticipate that we will need to make significant expenditures during the next 12 months, contingent upon raising capital.  These anticipated expenditures are for advertising, marketing, promotional items, overhead and working capital purposes. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. We anticipate that we will require up to $7,500,000 for funding our plan of operations for the next twelve months, depending on revenues, if any, from operations.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits.  However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We will still need additional investments in order to continue operations to cash flow break even. We are seeking additional investments, but we cannot guarantee that we will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However,  a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Impact of Inflation

We expect to be able to pass inflationary increases for raw materials and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we do not believe our products are seasonal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

The impact on the Company's financial position and results of operation from accounting pronouncements which went effective and were adopted by the Company in the periods presented was not material.

The future impact of accounting pronouncements issed by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company are not expected to be material.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On or about January 24, 2008, Connecticut Container Corp., a wholesale distributor of packaging materials, initiated litigation against us in the Supreme Court of the State of New York in Nassau County (Docket No. 1458/08).  The plaintiff had demanded payment of an aggregate of $31,693 in connection with certain amounts allegedly owed by us.  On August 7, 2008, we settled the litigation for the full amount. We agreed to pay one-half of such amount on each of August 20, 2008 and September 20, 2008.  We paid $24,500 and due to non-payment of the remaining amount a judgment for $7,443 was issued against us by the court.

On February 14, 2008, Chester Stewart, an individual, initiated a lawsuit in the State of Connecticut Superior Court (Docket No. D.N. HHD CV08-5018180S) alleging breach of a promissory note in the amount of $100,000.  We have retained counsel and are defending the action.  Negotiations continue and we have responded to all allegations as of the filing date of this report.

On or about July 24, 2008, Elite Marketing Concepts, a wholesale distributor of wine, initiated litigation against us in the Supreme Court of New York in Nassau County (Docket No. 08-009338).  The plaintiff has demanded payment in the amount of $32,270 for goods sold and delivered to us by the plaintiff.  On August 15, 2008, we reached an agreement to pay Elite $29,000 in two equal payments.  We paid the first $14,500 and due to non-payment a judgment was issued against us on June 5, 2009 in the amount of $9,679. On May 6, 2009 a payment of $4,129.12 was made bringing the balance to $2,549.88

On October 23, 2008, Thermo Plastic Tech, Inc., a manufacturer of thermo plastic material, initiated litigation against us in the Superior Court of New Jersey Law Division, Civil Part, Union County (Docket No. UNN-L-3062-08). The plaintiff has demanded payment in the amount of $30,292 for goods sold and delivered to us by the plaintiff. The court issued a judgment against us in the amount of $30,292.

On November 11, 2008, Albea, S.P.A d/b/a/ Agribon SRL, a wine maker in Italy, initiated litigation against us in the Supreme Court of the State of New York in Nassau County (Docket No. 08-20104). The plaintiff has demanded payment in the amount of 22,260 Euros (approximately $29,574). On April 29, 2009, the court issued a judgment against us in the amount of $33,593.

We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition or operations. Apart from the legal proceedings noted in the previous paragraphs, we are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2009, the Company sold 1,000,000 shares of its common stock at $0.50 per share, and a total of 2,000,000 warrants to purchase the Company’s common stock, which consisted of 1,000,000 warrants with an exercise price of $1.00 per share, and 1,000,000 warrants with an exercise price of $1.50 per share, for total proceeds of $500,000.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

On April 24, 2009, the shareholders voted to approve the amendment to the Articles of Incorporation to change its name to Iconic Brands, Inc.  This name change was in accordance with the reverse merger that closed on June 10, 2009.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of August, 2009.

Iconic Brands, Inc.

By: /s/Richard DeCicco
Richard DeCicco
President, Principal Executive Officer

By: /s/William Blacker
William Blacker
Principal Financial Officer