Form 10-Q
period 2009-09-30
Iconic Brands, Inc.
filed 2009-11-13
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,310,301 as of November 12, 2009

 ICONIC BRANDS INC.

FORM 10-Q

September 30, 2009

Part I  Financial Information

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$75,875	$10,970
Accounts receivable, net of allowance for doubtful
accounts of $ 35,000 and $ 35,000, respectively	100,967	484,164
Inventories	505,423	738,507
Prepaid expenses and other current assets	410,583	595,769

Total current assets	1,092,848	1,829,410

Property, plant and equipment, net	9,906	6,294

Restricted cash and cash equivalents	75,000	100,000

Total assets	$1,177,754	$1,935,704

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Current portion of debt	$495,000	$4,422,393
Accounts payable	1,364,326	1,481,916
Accrued expenses and other current liabilities	1,338,698	938,494

Total current liabilities	3,198,024	6,842,803

Long term debt	1,806,409	2,292,380

Total liabilities	5,004,433	9,135,183

Stockholders' equity (deficiency):
Preferred stock, $.00001 par value;
authorized 100,000,000 shares:
Series A, designated 1 share, issued and outstanding
1 and 0 shares, respectively	1	-
Series B, $2.00 per share stated value; designated
1,000,000 shares, issued and outstanding
916,603 and 0 shares, respectively	1,833,206	-
Common stock, $.00001 par value; authorized 100,000,000
shares, issued and outstanding 43,810,411
and 24,909 shares, respectively	438	-
Additional paid-in capital	7,055,902	1,278,656
Retained earnings (deficit)	(12,716,226)	(8,478,135)

Total stockholders' equity (deficiency)	(3,826,679)	(7,199,479)

Total liabilities and stockholders' equity (deficiency)	$1,177,754	$1,935,704

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$497,549	$1,058,363	$161,379	$252,322

Cost of goods sold	327,947	817,694	99,576	167,725

Gross profit	169,602	240,669	61,803	84,597

Selling, general and administrative expenses:
Selling, marketing and promotion	231,103	350,619	107,308	110,595
Administrative compensation and benefits	841,228	1,120,691	234,730	552,055
Stock-based compensation issued in connection with merger	2,063,411	-	-	-
Professional fees	389,418	296,278	100,900	108,729
Occupancy and warehousing	133,927	200,331	32,719	61,148
Travel and entertainment	90,707	216,195	54,470	25,051
Office	31,677	33,210	11,901	(30,398)
Licenses and permits	2,873	36,484	1,203	4,694
Other	33,179	21,283	9,959	6,219

Total	3,817,523	2,275,091	553,190	838,093

Income (loss) from operations	(3,647,921)	(2,034,422)	(491,387)	(753,496)

Interest expense	(590,170)	(751,825)	(17,962)	(167,574)

Income (loss) before income taxes	(4,238,091)	(2,786,247)	(509,349)	(921,070)

Income taxes	-	-	-	-

Net income (loss)	$(4,238,091)	$(2,786,247)	$(509,349)	$(921,070)

Net income (loss) per common share - basic and diluted	$(0.24)	$(150.14)	$(0.01)	$(41.12)

Weighted average number of common shares
outstanding - basic and diluted	17,640,565	18,557	43,060,356	21,913

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity(Deficiency)
(Unaudited)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock,
	$0.00001 par value		$2.00 stated value		$0.00001 par value		Additional Paid-in	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2008	-	$-	-	$-	24,909	$-	$1,278,656	$(8,478,135)	$(7,199,479)

Issuance of stock to management
and employees on June 10, 2009	1	1	-	-	19,634,112	196	2,063,214	-	2,063,411

Issuance of stock to Danny DeVito
and affiliates on June 10,2009	-	-	-	-	2,086,973	21	208,676	-	208,697

Issuance of stock to Noteholders
on June 10, 2009 in satisfaction of
debt and accrued interest	-	-	-	-	4,606,307	46	2,303,108	-	2,303,154

Issuance of stock to Capstone on
June 10, 2009 in connection with
Termination Agreement	-	-	916,603	1,833,206	1,000,000	10	499,990	-	2,333,206

Acquisition of Harbrew Imports, Ltd.
on June 10, 2009	-	-	-	-	15,158,000	152	(152)	-	-

Issuance of stock to Noteholders
in July and August 2009
in satisfaction of debt and accrued
interest.	-	-	-	-	300,110	3	150,644	-	150,647

Sale of Units at $.50 per unit on
August 19,2009, less placement
costs of $55,000	-	-	-	-	1,000,000	10	444,990	-	445,000

Fair value of warrants included in sale
of convertible promissory note in
August, 2009	-	-	-	-	-	-	82,440	-	82,440

Stock options and warrants
compensation expense	-	-	-	-	-	-	24,336	-	24,336

Net loss	-	-	-	-	-	-	-	(4,238,091)	(4,238,091)
Balance September 30, 2009	1	$1	916,603	$1,833,206	43,810,411	$438	$7,055,902	$(12,716,226)	$(3,826,679)

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(4,238,091)	(2,786,247)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
Depreciation	1,538	700
Amortization of debt discounts
charged to interest expense	268,125	64,440
Stock-based compensation	2,474,965	546,004
Changes in operating assets and liabilities:
Accounts receivable, net	383,197	371,483
Inventories	233,084	588,417
Prepaid expenses and other current assets	6,665	(130,199)
Restricted cash and cash equivalents	25,000	-
Negative bank account balance	-	57,627
Accounts payable	(117,590)	(144,070)
Accrued expenses and other current
liabilities	610,969	428,003

Net cash provided by (used in)
operating activities	(352,138)	(1,003,842)

Cash flows from investing activities:
Property, plant and equipment additions	(5,150)	-

Cash flows from financing activities:
Increases in debt, net	310,000	1,366,540
Repayment of debt	(332,807)	(404,851)
Sale of Units of common stock and
warrants, net of placement costs	445,000	-

Net cash provided by (used in)
financing activities	422,193	961,689

Increase (decrease) in cash and
cash equivalents	64,905	(42,153)

Cash and cash equivalents, beginning of period	10,970	43,664

Cash and cash equivalents, end of period	$75,875	$1,511

Supplemental disclosures of cash flow information:

Interest paid	$248,470	$577,486

Income taxes paid	$-	$-

Non-cash financing activities:
Shares of common stock issued to noteholders in
satisfaction of debt and accrued interest	$2,453,801	$-
Securities issued to Capstone in connection with
Termination Agreement and satisfaction of debt:
Unsecured promissory note	$500,000	$-
Series B preferred stock	1,833,205	-
Common stock	500,000	-

Total	$2,833,205	$-

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

1.    ORGANIZATION AND NATURE OF BUSINESS

Iconic Brands, Inc., formerly Paw Spa, Inc. (“Iconic Brands”), was incorporated in the State of Nevada on October 21, 2005. Our plan was to provide mobile grooming and spa services for cats and dogs. Our services were going to include bathing, hair cutting and styling, brushing/combing, flea and tick treatments, nail maintenance and beautification, ear cleaning, teeth cleaning, hot oil treatments, and massage. We did not have any business operations and failed to generate any revenues.  We abandoned this business, as we lacked sufficient capital resources.  On June 10, 2009, the Company acquired Harbrew Imports, Ltd. (“Harbrew New York”), a New York corporation incorporated on September 8, 1999 which was a wholly owned subsidiary of Harbrew Imports, Ltd. Corp. (“Harbrew Florida”), a Florida corporation incorporated on January 4, 2007.  On the Closing Date, pursuant to the terms of the Merger Agreement, the Company issued to the designees of Harbrew New York 27,151,984 shares of our Common Stock at the Closing, or approximately 64% of the 42,310,301 shares outstanding subsequent to the merger.  After the merger, Harbrew New York continued as the surviving company under the laws of the state of New York and became the wholly owned subsidiary of the Company.

In anticipation of the merger between Iconic Brands, Inc. and Harbrew New York, on May 1, 2009 the Board of Directors and a majority of shareholders of Harbrew New York approved the amendment of its Articles of Incorporation changing its name to Iconic Imports, Inc. (“Iconic Imports”). On June 22, 2009, this action was filed with the New York State Department of State.

Prior to the merger on June 10, 2009, Iconic Brands had no assets, liabilities, or business operations.  Accordingly, the merger has been treated for accounting purposes as a recapitalization by the accounting acquirer Harbrew New York/Iconic Imports and the financial statements reflect the assets, liabilities, and operations of Harbrew New York/Iconic Imports from its inception on September 8, 1999 to June 10, 2009 and are combined with Iconic Brands thereafter.  Iconic Brands and its wholly-owned subsidiary Harbrew New York/Iconic Imports are hereafter referred to as the “Company”.

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

2.     INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to those periods are unaudited. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

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

3.     INVENTORIES

Inventories consist of:

	September 30,	December 31,
	2009	2008

Danny De Vito's Premium Limoncello ( Liqueur) brand	$14,954	$192,898
Hot Irishman (Irish coffee) brand	126,494	127,693
Glen Master (scotch) brand	111,755	119,351
George Vesselle ( champagne) brand	79,591	80,604
Other	172,629	217,961

Total	$505,423	$738,507

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

4.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	September 30,	December 31,
	2009	2008

Prepaid inventory purchases	$283,820	$369,820
Prepaid stock compensation paid to consultants	29,151	208,411
Royalty advance	60,000	-
Other	37,612	17,538

	$410,583	$595,769

5.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:

	September 30,	December 31,
	2009	2008

Vehicles	$126,295	$126,295
Office and warehouse equipment	20,853	15,711

Total	147,148	142,006

Accumulated depreciation	(137,242)	(135,712)

Net	$9,906	$6,294

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

6.    DEBT

       Debt consists of:

	September 30,	December 31,
	2009	2008

Due under Purchase Order Financing Agreement	$-	$2,937,177
Due under Discount Factoring Agreement	-	55,741
Convertible notes, interest at 7% ,due
July 2, 2012 to July 2, 2013-net of unamortized
discounts of $56,910 and $328,875,respectively	155,590	766,750
Convertible debentures, interest at 9%, due
December 10, 2008 to January 23, 2009 - net
of unamortized discounts of $0 and $525, respectively	-	104,475
Interim loan convertible promissory notes issued from
July 22, 2008 to September 9, 2008, interest at 0%,
due the earlier of (1) one year after the date of issuance
or (2) completion of $3,000,000 minimum new private
placement ( in which case the notes were to be automatically
converted into new units)	-	1,100,000
Promissory note, interest at 20%, due January 9, 2009
to January 29, 2009	100,000	100,000
Unsecured promissory note, interest at 7%, due in
installments until June 10, 2011	372,263	-
Convertible promissory note, interest of 7%, due September 13,2014-
net of unamortized discount of $81,717 and $0, respectively	18,283	-
Loan payable, interest at 0%, due on demand	100,000	-
Convertible promissory notes, interest at 10%
due October 25, 2007 to November 27, 2007	75,000	125,000
Due Donald Chadwell ( significant stockholder),interest at 0%,	763,000	763,000
no repayment terms
Due Richard DeCicco ( officer, director, and significant stockholder)
and affiliates, interest at 0%, no repayment terms	717,273	762,630

Total	2,301,409	6,714,773

Less current portion of debt	(495,000)	(4,422,393)

Long term debt	$1,806,409	$2,292,380

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

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

The $387,500 total face value of convertible notes outstanding at September 30, 2009 are convertible into shares of the Company’s common stock at a price of $0.50 per share.

Accrued interest payable on debt (included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets) consisted of:

	September 30,	December 31,
	2009	2008

Convertible notes, interest at 7%	$51,137	$174,513
Convertible debentures, interest at 9%	-	4,744
Promissory note, interest at 20%	5,041	1,973
Convertible promissory notes, interest at 10%	22,877	36,031

Total	$79,055	$217,261

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

7.    STOCKHOLDERS’ EQUITY

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
4)	4,606,307 shares were issued to noteholders in satisfaction of $2,125,625 of debt and $177,529 of accrued interest, and
5)	1,000,000 shares were issued to Capstone as part of the Termination Agreement.

Also, pursuant to the terms of the Merger Agreement, the Company issued 1 share of Series A Preferred Stock valued at $100,000 to the Company’s Chief Executive Officer for services and 916,603 shares of Series B Preferred Stock valued at $1,833,206 to Capstone as part of the Termination Agreement.

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

In the three months ended September 30, 2009, a total of $122,500 of debt and $28,147 of accrued interest was converted into a total of 300,110 shares of Company common stock

On August 19, 2009, the Company sold 1,000,000 shares of its common stock at $.50 per share, and a total of 2,000,000 warrants to purchase the Company’s common stock, which consisted of 1,000,000 warrants with an exercise price of $1.00 per share, and 1,000,000 warrants with an exercise price of $1.50 per share, for total proceeds of $500,000.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

8.     INCOME TAXES

From September 9, 1999 (inception) to December 31, 2006, the Company filed its Federal and New York income tax returns as an S Corporation. Accordingly, the net income (loss) of the Company for this period was includible in the tax returns of the Company shareholders and the Company was not subject to income tax.

No provision for income taxes was recorded in the three and nine months ended September 30, 2009 and 2008 since the Company incurred a net loss in these periods.

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

For the nine months ended September 30, 2009 and 2008, rent expense was $99,115 and $128,726, respectively.

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Danny DeVito agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12 month period, the duration of which shall not exceed 2 days.  Pursuant to the agreement, Danny DeVito granted the Company a right of first refusal for a period of 5 years to license any other liquor, spirit or alcoholic beverage which Danny DeVito may determine to endorse or develop.  A condition precedent to Danny DeVito’s performance under the agreement are subject to the Company applying for a trademark for the brand name “Danny DeVito’s Premium Limoncello” with Danny DeVito being designated as 50% co-owner of such trademark.  The Company has filed for this trademark with the U.S. Patent and Trademark Office and, as of September 30, 2009, is awaiting disposition.

For the nine months ended September 30, 2009 and 2008, the Company calculated cumulative “Net Profits” from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement.

Merchandising license agreement-On June 12, 2009, Iconic Imports, Inc., the wholly-owned subsidiary of the Company, entered into a merchandising license agreement (the “License Agreement”) with Paramount Licensing Inc., (“PLI”) granting Iconic Imports the right to use the title of the theatrical motion picture “The Godfather” in connection with the development, importation, marketing, and distribution of an Italian organic vodka and Scotch whiskey throughout the United States. Under the terms of the License Agreement, the Company agreed to pay PLI a royalty fee of five percent (5%) and guarantee a total of $400,000 in royalties due as follows; (1) $60,000 as an advance payment due upon signing of the License Agreement, (2) $100,000 due on or before November 1, 2010, (3) $100,000 due on or before November 1, 2011, and (4) $140,000 due on or before November 1, 2012. In addition, PLI was granted warrants to purchase shares of the Company’s common stock in substantially to same form as other warrants previously issued, which is (a) a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share; and (b) a five-year warrant to purchase 1,333,334 shares of our common stock at an exercise price of $1.50 per share. On August 12, 2009, the Company paid $60,000 to PLI as the advance royalty due under the Licensing Agreement. The Licensing Agreement became effective on this date as the advance payment was a condition precedent to the effectiveness of the Licensing Agreement.

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

10.   STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2008 and for the nine months ended September 30, 2009 follows:

	Stock
	Options	Warrants
Outstanding at January 1, 2008	300,000	3,887,500

Granted and issued	1,000,000	1,870,000
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2008	1,300,000	5,757,500

Granted and issued	-	1,000,000
Exercised	-	-
Forfeited/expired/cancelled	-	(120,000)

Outstanding at June 30, 2009	1,300,000	6,637,500

Granted and issued	-	5,173,334
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at September 30, 2009	1,300,000	11,810,834

Stock options outstanding at September 30, 2009 consist of:

Date	Number	Number	Exercise		Expiration
Granted	Outstanding	Exercisable	Price		Date

October 1, 2007	100,000	100,000	$0.05		April 1, 2011
October 1, 2007	100,000	100,000	$0.15		April 1, 2011
October 1, 2007	100,000	-	$0.75		April 1, 2011
January 1, 2008	1,000,000	-	$0.10	(a)	June 30, 2018

Total	1,300,000	200,000

(a) Estimated since exercise price is to be determined based on future stock price.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The 300,000 options granted on October 1, 2007 vest 100,000 on October 1, 2007, 100,000 on October 1, 2008, and 100,000 on October 1, 2009.  As of September 30, 2009, there was $64,573 of total unrecognized compensation cost relating to unexpired stock options.  That cost is expected to be recognized $5,939 in 2009, $22,352 in 2010, $18,140 in 2011, and $18,142 in 2012.

Warrants outstanding at September 30, 2009 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
July 2, 2007	500,000	500,000	$1.00	July 2, 2012
July 2, 2007	500,000	500,000	$1.50	July 2, 2012
August 27,2007	550,000	550,000	$1.00	August 27,2012
August 27,2007	550,000	550,000	$1.50	August 27,2012
November 1, 2007	45,000	45,000	$0.50	November 1, 2009
November 8 2007	811,250	811,250	$1.00	November 8 2012
November 8 2007	811,250	811,250	$1.50	November 8 2012
March 5, 2008	192,500	192,500	$1.00	March 5, 2013
March 5, 2008	192,500	192,500	$1.50	March 5, 2013
June 10, 2008	27,500	27,500	$1.00	June 10, 2013
June 10, 2008	27,500	27,500	$1.50	June 10, 2013
June 10, 2008	25,000	25,000	$1.00	December 10, 2013
June 10, 2008	25,000	25,000	$1.50	December 10, 2013
June 11, 2008	30,000	30,000	$1.00	December 10, 2013
June 11, 2008	30,000	30,000	$1.50	December 10, 2013
July 2, 2008	110,000	110,000	$1.00	January 2, 2014
July 2, 2008	110,000	110,000	$1.50	January 2, 2014
July 23, 2008	50,000	50,000	$1.00	January 23, 2014
July 23, 2008	50,000	50,000	$1.50	January 23, 2014
August 11, 2008	1,000,000	1,000,000	$1.00	August 11, 2013
June 10, 2009	1,000,000	1,000,000	$0.50	June 10, 2014
July 23, 2009	20,000	20,000	$1.00	July 23, 2014
July 23, 2009	20,000	20,000	$1.50	July 23, 2014
August 12, 2009	1,000,000	1,000,000	$1.00	June 12, 2014
August 12, 2009	1,333,334	1,333,334	$1.50	June 12, 2014
August 19, 2009	1,000,000	1,000,000	$1.00	August 19, 2014
August 19, 2009	1,000,000	1,000,000	$1.50	August 19, 2014
September 14, 2009	200,000	200,000	$1.00	September 14. 2014
September 14, 2009	200,000	200,000	$1.50	September 14. 2014
September 16,2009	200,000	200,000	$1.00	July 2, 2014
September 16,2009	200,000	200,000	$1.50	July 2, 2014

Total	11,810,834	11,810,834

11.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

·	Harbrew New York became our wholly owned subsidiary;

·
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

RESULTS OF OPERATIONS

Results of Operations for the Nine Month Period ended September 30, 2009 Compared to the Nine Month Period ended September 30, 2008

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

	Six Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Sales	$497,549	$1,058,363
Cost of goods sold	327,947	817,694
Gross profit	169,602	240,669
Selling, general and administrative expenses:
Selling, marketing and promotion	231,103	350,619
Administrative compensation and benefits	841,228	1,120,691
Stock based compensation issued in connection with merger	2,063,411	-
Professional fees	389,418	296,278
Occupancy and warehousing	133,927	200,331
Travel and entertainment	90,707	216,195
Office	31,677	33,210
Licenses and permits	2,873	36,484
Other	33,179	21,283
Total	3,817,523	2,275,091
Income (loss) from operations	(3,647,921)	(2,034,422))
Interest expense	(590,170)	(751,825)
Income (loss) before income taxes	(4,238,091)	(2,786,247)
Income taxes	-	-
Net income (loss)	$(4,238,091)	$(2,786,247)

Sales:

Sales decreased by approximately $560,814 or 53% from $1,058,363 for the nine month period ended September 30, 2008 to $497,549 for the nine month period ended September 30, 2009.  This decrease in sales reflects the Company’s re-focus on its celebrity branded products as it directs resources to its organically developed brand portfolio as opposed to the distribution of the products of others.

Cost of goods sold:

Cost of revenue decreased by $489,847, or 60%, from $817,694 for the nine month period ended September 30, 2008 to $327,947 for the nine month period ended September 30, 2009. This decrease in COGS is consistent with the decrease in sales for the period as the Company shifts its focus and resources towards its organically developed brand portfolio

Gross profit:

Gross profit decreased by $71,067, or 30%, from $240,669 for the nine month period ended September 30, 2008 to $169,602 for the nine month period ended September 30, 2009 mainly due to the decrease in sales as the Company refocuses its resources to its organically developed brands.

Selling, general and administrative expenses:

Selling general and administrative expenses for the nine month period ended September 30, 2009 and 2008 were $231,103 and $350,619, respectively, a decrease of $119,516, or 34%.

Income (loss) from Operations:

Loss from operations was $3,647,921 for the nine month period ended September 30, 2009 and $2,034,422 for the nine month period ended September 30, 2008.  The increase in the loss from operations for the period resulted from the decrease in sales and the increase in expenses, principally the costs associated with stock based compensation expense, as previously described.

Interest Expense:

Interest expense for the nine month period ended September 30, 2009 and 2008 was $590,170 and $751,825, respectively, a decrease of $161,655, or 22%. The decrease in interest expense for the period was a result of a rate reset by our largest creditor, and the conversion of convertible debt to equity.

Net Income (loss):

Net loss was $4,238,091 for the nine month period ended September 30, 2009, compared to $2,786,247 for the nine month period ended September 30, 2008, an increase of $1,451,844, or 52%. The increase in the net loss for the period was a result of decreased sales, increased professional fees incurred relating to financing activities, increased costs associated with stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had negative working capital of $2,105,176 compared to negative working capital of $4,150,407 at December 31, 2008. Our balance of cash and cash equivalents at September 30, 2009 was $75,875.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. In addition, we issued convertible notes and promissory notes to bridge the gap between our primary lender and our working capital requirements. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

·	An increase in working capital requirements to finance higher level of inventories and accounts receivable,

·	Addition of administrative and sales personnel as the business grows,

·	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

·	Development of new brands to complement our current celebrity portfolio, and

·	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

Net Cash Used in Operating Activities

A substantial portion of our available cash has been used to fund operating activities. In general, these cash funding requirements are based on operating losses, driven principally by our sizeable investment in selling and marketing, and general expenses. The business has incurred significant losses since inception.

For the nine month period ended September 30, 2009, net cash  used in operating activities was $352,138, consisting primarily of losses from operations of $(4,238,091), offset by a non-cash charge for stock-based compensation of $2,474,965, decreases in receivables of $383,197, decreases in inventories of $233,084 increases in accrued expenses of $610,969.The uses of cash consisted mainly of a reduction in accounts payable of $117,590.

Net Cash Used in Investing Activities

For the nine month period ended September 30, 2009 and 2008, net cash used in investing activities was $5,150 and $0, respectively.

Net Cash Provided by Financing Activities

For the nine month period ended September 30, 2009, funds  provided from financing activities amounted to $422,193 resulting from $332,807 replayment of debt offset by $445,000 raised from the sale of common stock, and increases in Debt.

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

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

We will still need additional investments in order to continue operations to cash flow break even. We are seeking additional investments, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

ITEM 4(T).  CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 14, 2008, Chester Stewart, an individual, initiated a lawsuit in the State of Connecticut Superior Court (Docket No. D.N. HHD CV08-5018180S) alleging breach of a promissory note in the amount of $100,000. A judgment was entered in Connecticut, and will be defended when the action is entered in New York. .

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

On August 5, 2009, The Estate of Mercer K Ellington initiated litigation claiming the company used the name Duke Ellington without permission. The company has retained counsel, answered all the accusations, and has initiated a counter claim against the estate.

On October 29, 2009, Fred and Joseph Scalamandre Real Estate initiated litigation claiming non payment of rent in the amount of $238,000 plus interest and fees for a specific time period. The company has recognized the total obligation on its books as of September 30, 2009, and has retained counsel to file an answer.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2009, the Company sold 1,000,000 shares of its common stock at $0.50 per share, and a total of 2,000,000 warrants to purchase the Company’s common stock, which consisted of 1,000,000 warrants with an exercise price of $1.00 per share, and 1,000,000 warrants with an exercise price of $1.50 per share, for total proceeds of $500,000. These securities are issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of November 13, 2009.

Iconic Brands, Inc.

By: /s/Richard DeCicco
Richard DeCicco
President, Principal Executive Officer

By: /s/William Blacker
William Blacker
Principal Financial Officer