Form 10-K
period 2009-12-31
Iconic Brands, Inc.
filed 2010-04-16
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-147755

ICONIC BRANDS, INC.
 (Name of small business issuer in its charter)

NEVADA	13-4362274
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1174 Route 109 Lindenhurst, NY	11757
(Address of principal executive offices)	(Zip Code)

(631) 991-3174
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no established public trading market for our common stock.

On March 31, 2010, the Company has 47,712,957 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.    BUSINESS

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

OUR BRANDS

Iconic markets specific beverage brands nationally and internationally. Some of the major brands marketed by us include:

☐	Danny DeVito’s Premium Limoncello
Limoncello is a popular Italian after-dinner drink, traditionally served ice-cold. Danny DeVito’s Premium Limoncello is a lemon liqueur produced in Southern Italy, mainly in the region around the Gulf of Naples, the Amalfi coast and the Islands of Ischia and Capri, but also in Sicily, Sardinia and the Maltese island of Gozo. Danny DeVito’s Premium Limoncello is produced exclusively using lemons from Sorrento, Italy, which are harvested and immediately processed in a distillery situated on the Sorrento peninsula. At the October 2007 International Review of Spirits competition, this product was awarded a “Gold Medal” with 90 points and earned a rating of “Exceptional.” This international competition is run by the Beverage Tasting Institute of Chicago, an independent corporation. Harbrew believes that, in the U.S. market, the potential of our Limoncello drink has been virtually untapped. It also believes that Danny DeVito’s Premium Limoncello is the first “branded” product in an “unbranded” category. Harbrew has an exclusive perpetual license agreement with Seven Cellos, LLC, Danny DeVito’s company, and, in accordance with that agreement, net profits are shared between us and Seven Cellos, LLC. For the terms of that agreement, see “License Agreements” below.

☐	Glen Master Single Malt Scotch Whisky
Glen Master Single Malt Scotch Whisky is a collection of single malt Scotch whiskies. Hand-picked, rather than randomly chosen, the Glen Master range of whiskies is the result of hours of expert nosing. The character of Scotch whisky is influenced by many factors, but prime among these is the quality of the cask and the storage conditions in which the whisky has been matured. Bottled at ambient temperature, the original style is enhanced with all the color coming naturally from the wood, as the whisky matures over the years. Judging when the whisky has reached its peak of perfection is a rare expertise that we believe the makers of Glen Master Single Malt Scotch Whisky possess.

☐	St. Andrews “The Champion” Whisky
St. Andrews “The Champion” Whisky is a 21-year old blended Scotch whisky that comes in a limited number decanter with each box individually numbered. St. Andrews Beverages Limited, considered a master blender in the industry, has selected high quality malts and grain whiskies to create a marriage between these ingredients. The Champion received 86 points and was awarded a “Silver Medal” at the January 2005 International Review of Spirits competition, run by the Beverage Tasting Institute of Chicago. St Andrews whiskies, both single malt and blended, fit into our family of brands.

☐	Bench 5 and Bench 15 Premium Scotch Whisky
Bench 5 Premium Scotch whisky is marketed as a well-matured and rounded five-year old Scotch whisky with a smooth mellow flavor. Our “celebrity brand partner” for this Scotch is Johnny Bench, the hall of fame catcher. Following in the footsteps of Bench 5, we also introduced Bench 15 Premium Scotch whisky, a 15-year old Scotch whisky.

The territory and years remaining on the term of each of our brand’s exclusivity are as follows:

Brand	Territory	Remaining Term

Danny DeVito’s Premium Limoncello	Worldwide	unlimited

St. Andrews “The Champion” Scotch Whisky	North America	5 years
Bench 5 and 15 Scotch Whisky	Worldwide	unlimited
Glen Master Single Malt Scotch	Worldwide	unlimited

Each of the above licenses is renewable by its terms.

GROWTH STRATEGY

Our objective is to continue to build a unique portfolio of global brands aimed at the premium market, with a primary focus on increasing both total and individual brand case sales. To achieve this, we intend to focus on the following:

☐
Increase market penetration of existing brands. The utilization of the existing distribution relationships, sales expertise and targeted marketing activities to achieve growth and gain additional market share for the brands with retail stores, bars, restaurants and, ultimately, with the end consumers in the United States; adding experienced salespeople in selected markets; increase sales to national chain accounts and begin to penetrate international markets.

☐
Build brand awareness through marketing, advertising and promotional activities. Building brand campaigns that emphasize the “Gold Medal” awards from the Beverage Tasting Institute of Chicago using advertising firms, billboards, print advertisements and in-store promotional materials, to increase consumer brand awareness.

☐
Selectively add new brands to the portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and, to a lesser extent, acquisitions, to selectively expand the portfolio of brands. In particular, we will focus on our demonstrated ability to partner with celebrities to create unique brands that reflect each celebrity’s image within their marketplace.

MARKETING STRATEGY

We are in the process of building our brands into the United States market. To achieve this end, we are focusing on penetrating select markets with the intention of influencing the remainder of the country as a result. We believe that the key national markets in the United States for our products are New York, Florida, Texas, California, Illinois and Massachusetts. We believe that creating brand awareness — both awareness of the brands, as well as the appropriate impression associated with them — in these select markets is of the utmost importance, as these markets tend to be the opinion leaders for the country.

We intend to vigorously market our brands by utilizing a combination of both traditional media and non-traditional, Internet-specific methods and campaigns. Initially, marketing is focused on the key national markets. Our marketing campaigns have four separate marketing objectives:

☐	Create each brand, its placement and value in the marketplace;

☐	Ensure a steady interest among distributors, wholesalers and both categories of retail outlets;

☐	Create brand awareness and appetite in the mind of the consuming public; and

☐	Penetrate throughout all key markets within the United States.

DIRECT SALES STRATEGY

Within the spirits distribution industry, the key mode of sales generation is tied to a direct sales force for both the importer and distributor business lines. We intend to increase our sales staff by adding four new sales people to our New York sales force. These salespeople will not only sell in the New York metropolitan market, but will assist in our national exposure efforts.

During the next 12 months, we intend to dedicate additional people both to the New York sales force, as well as defined personnel for the national efforts. This national sales force will target distributors in the key markets, as well as large secondary markets in the cities of Atlanta, Philadelphia, Dallas and Houston, among others.

DISTRIBUTION NETWORK

We believe that our distribution network and New York State wholesale license are among our competitive strengths. We believe that the rapid introduction of Danny DeVito’s Premium Limoncello in the major markets with subsequent re-orders during the holiday season reinforces and further bolsters our confidence in our ability to bring new brands to market and quickly establish them as brands of choice. Additionally, we believe the awards given by the Beverage Tasting Institute of Chicago for Danny DeVito’s Premium Limoncello confirms our ability to not only develop new products, but to recognize the value of brands selected.

Domestic Distribution

General. Importers of distilled spirits in the United States must sell their products through a three-tier distribution system. An imported brand is first sold to a U.S. importer, which then sells it to a network of distributors, or wholesalers, covering the United States, in either “open” states or “control states. In the 31 open states, the distributors are generally large, privately-held companies. In the 19 control states, the states themselves function as the distributor, and suppliers like our company are regulated by these states. The distributors and wholesalers, in turn, sell to the individual liquor retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets in the states in which they are licensed to sell beverage alcohol. In larger states such as New York, more than one distributor may handle a brand in separate geographical areas. We are a licensed wholesaler in the state of New York, which gives us a competitive advantage in bringing a product to this large market in the shortest time possible. In control states, where liquor sales are controlled by the state governments, importers must sell their products directly to the state liquor authorities, which also act as the distributors and either maintain control over the retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

Importation. We own most of our brands or, by contract, have the exclusive right to act as the U.S. importer of the brands in our portfolio. We have both the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau, a division of the U.S. Department of the Treasury, and a wholesale liquor license issued by New York State. For those states in which we do not have a wholesale license, we use the services of distributors who have the proper licenses to distribute our products.

Wholesalers and Distributors. In the United States, we are required by law to use state licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to the various retail outlets. As a result, we are dependent on them not only for sales, but also for product placement and retail store penetration. We do not have distribution agreements or minimum sales requirements with any of our U.S. alcohol distributors and they are under no obligation to place our products or market our brands. In addition, all of them also distribute the products and brands of our competitors. To that end, the fostering and maintaining of relationships with the distributors is a key to introducing and maintaining product placements and growth within each marketplace.

PUBLIC RELATIONS, ADVERTISING AND TRADE SHOWS

We intend to engage a public relations firm to ensure proper press coverage in spirits industry trade publications. Our public relations efforts will target influential retail outlets, such as popular clubs and restaurants, as well as very specific “image makers,” who have influence on popular trends.

We pursue a selective advertising campaign to promote our brands in appropriate trade magazines such as Market Watch, Wine Spectator, Wine Enthusiast, Penthouse, US magazine, People, Vanity Fair (November and December 2008) and Details (November and December 2008), as well as select influential consumer magazines, such as New York, Time-Out and InStyle, and the city’s high-volume tabloid newspapers. In future years, these print campaigns will be augmented by radio and outdoor buys in key marketplaces. We believe that these placements represent value-added purchases as they have lower cost per thousand page impressions (CPMs) and can more fully illustrate the value and quality of our products.

We intend to expand on our interactive and integrated corporate website, www.iconicbrandsusa.com, to include a fully interactive demonstration of our brands, highlighting all the specific advantages of our offerings. We are pursuing a method by which a “virtual store” can be established to aid the distributors and retail customers in placing orders and helping them to monitor their inventories of our products.

Trade shows are and will remain an integral part of our marketing concept for the purpose of attracting both distributors and wholesalers. In particular, marketing investments are budgeted for several industry-specific expositions. We believe that by attending these annual events, it will aid in establishing our brands and our company as an emergent leader for the industry.

BONDED WAREHOUSE

By maintaining our own bonded warehousing facilities, we gain added flexibility in managing our inventory. Bonded warehouses carry different classifications. One classification allows a bonded warehouse proprietor/company to only warehouse the product that is owned by the proprietor/company and not the property of other companies. The other classification allows a bonded warehouse proprietor/company to both warehouse the product that is owned by the proprietor/company and the property of other companies. We maintain both levels of this license. We believe the fact that one’s inventory is in its own facility where the primary business is conducted gives our company flexibility. We can move product from an “In Bond” condition to a “Tax Paid” condition under our own timeline due to our direct control of the inventory under our company’s own roof. Another advantage of a company having its own bonded warehouse and being in the import and distribution of alcoholic beverages is the company from time to time will run marketing programs that require the product to be enhanced by adding what is referred to as a “value added component” to it. One such example is the addition of gift packaging and then marketing the product as a value-added gift pack. Without a bonded warehouse license under its own control, a company seeking to offer such value-added gift pack would not only have to pay an outside co-packer to perform the manipulation, but would have to pay the federal FET tax in advance of shipping the product to distributors or the trade.

Another advantage is the positive impact having a bonded warehouse has on the company’s cash flow. The company will keep the majority or bulk of the inventory it possesses in an “In Bond” condition until such time as it needs the inventory for sale. The company would then instruct its custom broker to pay the duty on a designated amount of inventory and move the inventory from an “In Bond” status to a “Tax Paid” condition. This process actually gives the company an additional ten or more days of cash flow until the ACH, the automatic transfer of the tax from the company’s account to the federal government. The federal excise tax can significantly impact a company’s cash flow in terms of actual dollars. On a standard nine-liter case of 80-proof Scotch Whiskey, which costs a company approximately $50 per case, the federal excise tax is approximately $30 per case.

LICENSE AGREEMENTS

On April 26, 2007, we entered into an exclusive License Agreement with Seven Cellos, LLC, pursuant to which we were granted a limited license to certain rights in and to Danny DeVito’s name, likeness and biography for use by us in connection with Danny DeVito’s Premium Limoncello. The term of the agreement continues in perpetuity unless the agreement is terminated upon prior notice. In consideration for the license, we agreed to pay royalties as follows: 5% of net profits to Behr Abrahamson & Kaller, LLP and a payment of 50% of the remaining net profits to Danny DeVito. In addition, we granted a warrant to purchase 100,000 shares of our Common Stock to Mr. DeVito, for an exercise price equal to the lower of $1.00 per share or 85% of the 30-day average bid and ask price prior to exercise. We also granted a warrant to Behr Abrahamson to purchase 20,000 shares of our Common Stock for an exercise price equal to the lower of $1.00 per share or 85% of the 30-day average bid and ask price prior to exercise. Danny DeVito agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12-month period, the duration of which will not exceed two days. Pursuant to the agreement, Mr. DeVito granted us a right of first refusal for a period of five years to license any other liquor, spirit or alcoholic beverage which Danny may determine to endorse or develop. A condition precedent to Danny DeVito’s performance under the agreement is our applying for a trademark for the brand name “Danny DeVito’s Premium Limoncello,” with Danny DeVito being designated as a 50% co-owner of the such trademark. We applied for the trademark on April 10, 2007 (trademark application number 377/152,934), which application is currently being reviewed by the U.S. Patent and Trademark Office.

Pursuant to the Merger Agreement, we entered into an Addendum to the License Agreement whereby we granted Danny Devito the right to receive notice and provide his prior written consent for any material contract that we enter into. Failure to obtain such consent will permit Danny Devito to terminate the License Agreement.

On January 15, 2010, we entered into an exclusive License Agreement with Tony Siragusa, pursuant to which we were granted a limited license to certain rights in and to Tony Siragusa’s name, likeness and biography for use by us in connection with Tony Siragusa’s YO Vodka.  The term of the agreement is four (4) years.  In consideration for the license, we agreed to distribute net profits of the venture as follows: 42.5 % to the company, 42.5% to the licensor, 10% to William Morris Endeavor Entertainment, LLC and 5% to Brian Hughes.  In addition, we issued 250,000 shares of the company’s common stock, and warrants to purchase 500,000 shares of our Common Stock at a price of $1.00, and a warrant to purchase 500,000 shares of our Common Stock at a price of $1.50.Tony Siragusa agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12-month period, the duration of which will not exceed six days.  A condition precedent to Tony Siragusa’s performance under the agreement is our applying for a trademark for the brand name “Yo Vodka,” with Licensor being designated as a 50% co-owner of such trademark. We applied for the trademark on March 9, 2010 (trademark application number 77747523), which application is currently being reviewed by the U.S. Patent and Trademark Office.

MANUFACTURING AGREEMENTS

In August 2007, we entered into an Exclusive Manufacturing Agreement with Fagema Sorrento Delizie Di De Luca Antonino and Scala Antonino, an Italian corporation. The term of the agreement is for five years from August 18, 2007, and it automatically renews for additional, consecutive five-year terms unless either party gives written notice at least 90 days prior to the end of the then current term. In return for Fagema Sorrento Delizie Di De Luca Antonino and Scala Antonino’s manufacture and shipping of Danny DeVito’s Premium Limoncello, we pay between $65 and $68 per case of 12 750-ml. bottles. This is an exclusive contract where Fagema Sorrento Delizie Di De Luca Antonino and Scala Antonino is bound to not manufacture or sell Danny DeVito’s Premium Limoncello to anyone other than us, and we are bound to not purchase Danny DeVito’s Premium Limoncello from any other manufacturer.

COMPETITION

We compete on the basis of the strength of our quality, price, brand recognition and distribution. The premium brands compete with other alcoholic beverages for consumer purchases and for shelf space in retail stores, restaurant presence and wholesaler attention. In addition to the six major companies listed below, we compete with numerous international producers and distributors of beverage alcohol products, many of which have greater resources than are currently available to us. According to Beverage Media, over the past ten years, the U.S. distilled spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major spirit importers in the United States has significantly declined due to mergers and brand ownership changes and consolidation. While historically there were a substantial number of companies owning one or more major brands, today there are six major companies: Diageo PLC, Pernod Ricard SA, Bacardi Ltd., Brown-Forman Corp., Fortune Brands Inc. and Constellation Brands. We believe that we are in a better position to partner with small to mid-size brands in that we can make quicker decisions and move to market faster than these larger organizations.

GOVERNMENT REGULATION

We hold several federal beverage alcohol permits and are subject to the jurisdiction of the Federal Alcohol Administration Act (27 C.F.R. Parts 19, 26, 27, 28, 29, 31, 71 and 252), U.S. Customs Laws (U.S.C. Title 19), Internal Revenue Code of 1986 ( Subtitles E and F), and the Alcoholic Beverage Control Laws of all 50 states. The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulate the spirits industry with respect to production, blending, bottling, sales and advertising and transportation of alcohol products. Each state regulates the advertising, promotion, transportation, sales and distribution of alcohol products within its jurisdiction. We are required to conduct business in the United States only with holders of licenses to import, warehouse, transport, distribute and sell spirits.

Labeling of spirits is also regulated in many markets, varying from health warning labels to importer identification, alcohol strength and other consumer information. Specific warning statements related to risks of drinking beverage products are required to be included on all beverage alcohol products sold in the United States.

In the so-called control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products are selected for purchase and sale through listing procedures that are generally made available to new products only at periodically-scheduled listing interviews. Products not selected for listings can only be purchased by consumers through special orders, if at all. The following states are control states: Alabama, Idaho, Iowa, Maine, Michigan, Mississippi, Montana, New Hampshire, North Carolina, Ohio, Oregon, Pennsylvania, Utah, Vermont, Virginia, Washington, West Virginia and Wyoming. In addition, Montgomery County in Maryland is a controlled county. The distribution of alcohol-based beverages is also subject to extensive taxation at both the federal and state level.

The industry is subject to regulations that limit or preclude certain persons with criminal records from serving as our officers or directors. Certain regulations prohibit parties with consumer outlet ownership from becoming officers, directors or substantial shareholders. We believe that we are in material compliance with all applicable federal, state and other regulations. We operate in a highly regulated industry which may be subject to more stringent interpretations of existing regulations. Future costs of compliance with changes in regulations could be significant.

We are primarily an importer of distilled spirits produced outside the United States. Adverse effects of regulatory changes are more likely to materially affect earnings and our competitive market position rather than capital expenditures. Capital expenditures in the spirits industry are normally associated with either production facilities or brand acquisition costs. Because we are not a U.S. producer, changes in regulations affecting production facility operations may indirectly affect the costs of the brands we purchase for resale, but we would not anticipate any resulting material adverse impact upon our capital expenditures.

Our industry is dominated by global conglomerates with international brands. Therefore, to the extent that more restrictive marketing and sales regulations are adopted in the future, or excise taxes and customs duties are increased, our earnings could be materially adversely affected. Large international conglomerates have far greater financial resources than we do and would be better able to absorb increased compliance costs.

EMPLOYEES

As of December 31, 2009, we have 9 full-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees. Following our planned funding and expansion later this year, we intend to hire an additional 5 employees. These employees will perform functions in the areas of in-house compliance, accounting, sales, marketing, warehousing and deliveries.

CONSULTANTS

On January 4 2010, an advisory engagement letter was entered into between the Company and CorProminence LLC, under which CorProminence would provide services for management consulting, business advisory, shareholder information and public relations.  In return for the services contemplated, the Company issued 300,000 restricted shares of the company’s common stock

On March 16, 2010, an amendment was made to the agreement with Cresta Capital Strategies LLC extending their services for 12 months. In consideration of this extension, the company will issue 2,000,000 shares of common stock and reduce the price of their warrants to twenty-five (.25) cents.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 2.    PROPERTIES

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

ITEM 3.    LEGAL PROCEEDINGS

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

On or about July 24, 2008, Elite Marketing Concepts, a wholesale distributor of wine, initiated litigation against us in the Supreme Court of New York in Nassau County (Docket No. 08-009338).  The plaintiff has demanded payment in the amount of $32,270 for goods sold and delivered to us by the plaintiff.  On August 15, 2008, we reached an agreement to pay Elite $29,000 in two equal payments.  We paid the first $14,500 and due to non-payment a judgment was issued against us on June 5, 2009 in the amount of $9,679. On May 6, 2009 a payment of $4,129.12 was made bringing the balance to $2,549.88

On October 23, 2008, Thermo Plastic Tech, Inc., a manufacturer of thermo plastic material, initiated litigation against us in the Superior Court of New Jersey Law Division, Civil Part, Union County (Docket No. UNN-L-3062-08). The plaintiff has demanded payment in the amount of $30,292 for goods sold and delivered to us by the plaintiff. The court issued a judgment against us in the amount of $30,292. A settlement agreement was reached in the amount of $12,500; final releases will be given with the last payment of $2,500 on June 1, 2010.

On August 5, 2009, The Estate of Mercer K Ellington initiated litigation claiming the company used the name Duke Ellington without permission. The company has retained counsel, answered all the accusations, and has initiated a counter claim against the estate.

On August 12, 2009, Christina Hsu, a former employee, initiated an action claiming the company owed wages and consulting services in the amount of $20,000. The company has retained counsel and answered all the pleadings.

On October 28, 2009, Contri Spumanti S.P.A., a producer of wine, initiated litigation against us in the Supreme Court of the State of New York County of Suffolk (index # 09-43045). The plaintiff has demanded payment the amount of $37,516.14 for goods sold by the company. The Court issued a judgment in the amount of the claim. A settlement agreement was reached for the amount claimed for 8 payments of a similar amount commencing April 1, 2010.

On October 29, 2009, Fred and Joseph Scalamandre Real Estate initiated litigation claiming non-payment of rent in the amount of $238,000 plus interest and fees for a specific time period. The company has recognized the total obligation on its books as of September 30, 2009, and has retained counsel to file an answer.

On November 4, 2009, Toyota Motor Credit Corporation initiated litigation in the amount of $17,104.09 claiming a default on the lease of an automobile. The company has retained counsel, and has answered all the pleadings.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have three classes of equity securities: (i) common stock, par value $.00001 per share, 44,810,411 shares of which were outstanding as of December 31, 2009, (ii) Series A preferred stock, par value $.00001 per share of which 1 share was outstanding as of December 31, 2009, and (iii) Series B preferred stock, stated value $2.00 per share of which 916,603 shares were outstanding as of December 31,2009.

Our common stock has been quoted on the OTC Bulletin Board under the symbol "ICNB.OB" since July 2009.

The table below sets forth the high and low bid prices for our common stock for the period indicated based on reports of transactions on the Over-the-Counter Bulletin Board and the NASDAQ Capital Market. Such prices reflect inter-dealer prices, without retail markup, markdowns or commissions and may not necessarily represent actual transactions.

Price Information
Financial Quarter Ended	High	Low
September 30, 2009	0.60	0.25
December 31, 2009	0.45	0.07

Holders

As of March 31, 2010, there were approximately 362 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period.

Additional Issuances of Common Stock

On January 6 and 13, 2010, the Company issued a total of 200,000 shares of common stock, and 200,000 warrants at various strike prices to an investor in exchange for a $200,000 loan.

On January 15 and 25, 2010 the Company issued 152,546 shares of common stock, and 250,000 warrants to three investors who previously held convertible notes.

On February 8, 2010, the Company issued a total of 250,000 of common stock, and 1,000,000 warrants to Tony Siragusa in consideration of his license agreement.

On February 24, 2010, the Company issued 300,000 shares of common stock to CorProminence in consideration of their consulting agreement.

On March 16, 2010, the Company issued 2,000,000 shares of common stock to Cresta Capital Strategies LLC in consideration of their consulting agreement.

At March 31, 2010, the Company had 47,712,957 shares of common stock issued and outstanding.

Debt

On January 4 and 13, 2010, the company issued 2 promissory notes to an investor in the amount of $110,000 each. The notes bear interest of 13% per annum and are payable on March 31, 2010 and May 31, 2010 respectively.

ITEM 6.    SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

 The following discussion is an overview of the important factors that management focuses on in evaluating our business, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors.

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

•	Harbrew New York became our wholly owned subsidiary; and

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

Results of Operations

Results of Operations for the Year ended December 31, 2009 Compared to the Year ended December 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended
	December 31,
	2009	2008

Sales	$773,555	$1,565,520

Cost of goods sold	613,494	1,163,042

Gross profit	160,061	402,478

Selling, general and administrative expenses:
Selling, marketing and promotion	331,306	455,700
Administrative compensation and benefits	860,275	1,327,161
Stock-based compensation issued in connection with merger	2,272,108	-
Professional fees	692,062	492,492
Occupancy and warehousing	155,793	233,187
Travel and entertainment	115,787	227,670
Office	36,678	40,741
Licenses and permits	4,315	37,254
Other	40,764	39,979

Total	4,509,088	2,854,184

Income (loss) from operations	(4,349,027)	(2,451,706)

Other income	98,411	-
Interest expense	(656,818)	(1,227,627)

Income (loss) before income taxes	(4,907,434)	(3,679,333)

Income taxes	-	-

Net income (loss)	$(4,907,434)	$(3,679,333)

Net income (loss) per common share - basic and diluted	$(0.20)	$(183.36)

Weighted average number of common shares
outstanding - basic and diluted	24,471,035	20,066

See notes to consolidated financial statements.

Sales:

Sales decreased by $791,965, or 50.6%, from $1,565,520 for the period ended December 31, 2008 to $773,555 for the period ended December 31, 2009.  This decrease in sales reflects the Company’s re-focus on its celebrity branded products as it directs resources to its organically developed brand portfolio as opposed to the distribution of the products of others.

Cost of goods sold:

Cost of goods sold decreased by $549,548, or 47.2%, from $1,163,042 for the period ended December 31, 2008 to $613,494 for the period ended December 31, 2009. This decrease in COGS is consistent with the decrease in sales for the period as the Company shifts its focus and resources towards its organically developed brand portfolio.

Gross profit:

Gross profit decreased by $242,417, or 60.2%, from $402,478 for the period ended December 31, 2008 to $160,061 for the period ended December 31, 2009 mainly due to the decrease in sales as the Company refocuses its resources to its organically developed brands.

Selling, general and administrative expenses:

Selling general and administrative expenses for the period ended December 31, 2009 and 2008 were $4,509,088 and $2,854,184, respectively, an increase of $1,654,904, or 60.0%. The increase was due to professional fees incurred in connection with financing activities.

Income (loss) from Operations:

Loss from operations was $4,349,027 for the period ended December 31, 2009 and $2,451,706 for the period ended December 31, 2008.  The 77.4% increase in the loss from operations for the period resulted from the decrease in sales and the increase in expenses as previously described.

Interest Expense:

Interest expense for the period ended December 31, 2009 and 2008 was $656,818 and $1,227,627, respectively, a decrease of $570,809, or 46.5%. The decrease in interest expense for the period was a result of a rate reset by our largest creditor.

Net Income (loss):

Net loss was $4,907,434 for the period ended December 31, 2009, compared to $3,679,333 for the period ended December 31, 2008, an increase of $1,228,101, or 33.4%. The slight increase in the net loss for the period was a result of decreased sales, professional fees incurred relating to financing activities, and an interest rate reset by our largest creditor.

LIQUIDITY AND CAPITAL RESOURCES

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

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended December 31, 2009. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

MANAGEMENT

Appointment of New Directors

Effective 10 days after the Closing Date of the Merger Agreement, we appointed Richard J. DeCicco as our new director to our board, President and CEO, and hired William S. Blacker as our CFO and Senior Vice President of Finance and Administration.  Furthermore, concurrent with the appointment of the new officers and directors, Mr. Edd Cockerill, our former Chief Executive Officer, Chief Financial Officer, Secretary and Director, resigned from these positions.

The following table sets forth the names, ages, and positions of our new executive officers and directors effective 10 days after the Closing Date. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION

Richard J. DeCicco	52	Chairman, President and Chief Executive Officer

William S. Blacker	65	Chief Financial Officer and Senior Vice President of Finance and Administration

Richard J. DeCicco has served as our President and Secretary and as a director since May 2007.  Mr. DeCicco served as President of Harbrew New York since its inception in September 1999.  For more than 30 years, he has been a senior executive and thought leader in the wine and spirits industry.  In addition to having been the national provider for The Paddington Corporation brands through the 1990s, Mr. DeCicco pioneered what is now known within the field as Value Added Packaging.  Mr. DeCicco’s creativity, market savvy and brand development knowledge has dramatically increased sales and brand recognition for Bailey’s, SKYY and J&B Scotch.

William S. Blacker has served as our Chief Financial Officer and Vice President of Finance and Administration since October 2007.  Previously, from November 2002 to September 2007, Mr. Blacker served as the Senior Vice President of the Israel Humanitarian Foundation, a non-profit organization, where he was responsible for treasury and accounting functions.  From 1999 through 2002, Mr. Blacker served as Vice President at Harbor Industries (U.S) Ltd., a spirits company.  Mr. Blacker received a B.S. degree in Accounting from Long Island University and completed an Executive Program at Columbia University.

Employment Contracts

Our wholly-owned subsidiary, Harbrew New York, entered into employment contracts with Richard J. DeCicco on January 23, 2008 and with William S. Blacker on October 1, 2007.

Richard DeCicco’s term of employment is for a term of five (5) years (commencing January 23, 2008) and he is entitled to a salary of $265,000 for 2009.  Additionally, Mr. DeCicco shall be entitled to medical, disability and dental insurance, retirement benefits and a Company provided automobile.  Lastly, Mr. DeCicco is entitled to the grant of 1,000,000 options of which 200,000 shall vest each year Mr. DeCicco is employed with the Company.

Bill Blacker’s term of employment is three (3) years (commencing October 1, 2007) and he is entitled to a salary of $150,000 for the first year and a raise of 5% per annum.  As a sign-on incentive, Mr. Blacker is entitled to the grant of 100,000 options for each year of employment with an exercise price of $0.05 per share for the first 100,000 options, $0.15 per share for the second year options, and $.75 for the third year options. Additionally, Mr. Blacker shall be entitled to medical, disability and dental insurance, retirement benefits and an automobile allowance of $350 per month.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives, however, we intend to adopt one in the near future.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate.  These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers.  These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated.  Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities.  We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 7A.    QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ICONIC BRANDS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDEDNT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO DECEMBER 31, 2009

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO DECEMBER 31, 2009

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO DECEMBER 31, 2009

PAGES	F-6 - F-22	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iconic Brands, Inc.

I have audited the accompanying consolidated balance sheets of Iconic Brands, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iconic Brands, Inc. and Subsidiary as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April 14, 2010

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008

Assets

Current assets:
Cash and cash equivalents	$23,889	$10,970
Accounts receivable, net of allowance for doubtful
accounts of $ 35,000 and $35,000, respectively	254,268	484,164
Inventories	393,811	738,507
Prepaid expenses and other current assets	391,140	595,769

Total current assets	1,063,108	1,829,410

Property, plant and equipment, net	7,273	6,294

Restricted cash and cash equivalents	75,000	100,000

Total assets	$1,145,381	$1,935,704

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Current portion of debt	$803,064	$4,422,393
Accounts payable	1,290,680	1,481,916
Accrued expenses and other current liabilities	1,500,652	938,494

Total current liabilities	3,594,396	6,842,803

Long term debt	1,774,944	2,292,380

Total liabilities	5,369,340	9,135,183

Stockholders' equity (deficiency):
Preferred stock, $.00001 par value;
authorized 100,000,000 shares:
Series A, designated 1 share, issued and outstanding
1 and 0 shares, respectively	1	-
Series B, $2.00 per share stated value; designated
1,000,000 shares, issued and outstanding
916,603 and 0 shares, respectively	1,833,206	-
Common stock, $.00001 par value; authorized 100,000,000
shares, issued and outstanding 44,810,411
and 24,909 shares, respectively	448	-
Additional paid-in capital	7,327,955	1,278,656
Retained earnings (deficit)	(13,385,569)	(8,478,135)

Total stockholders' equity (deficiency)	(4,223,959)	(7,199,479)

Total liabilities and stockholders' equity (deficiency)	$1,145,381	$1,935,704

See accompanying notes to financial statements

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended
	December 31,
	2009	2008

Sales	$773,555	$1,565,520

Cost of goods sold	613,494	1,163,042

Gross profit	160,061	402,478

Selling, general and administrative expenses:
Selling, marketing and promotion	331,306	455,700
Administrative compensation and benefits	860,275	1,327,161
Stock-based compensation issued in connection with merger	2,272,108	-
Professional fees	692,062	492,492
Occupancy and warehousing	155,793	233,187
Travel and entertainment	115,787	227,670
Office	36,678	40,741
Licenses and permits	4,315	37,254
Other	40,764	39,979

Total	4,509,088	2,854,184

Income (loss) from operations	(4,349,027)	(2,451,706)

Other income	98,411	-
Interest expense	(656,818)	(1,227,627)

Income (loss) before income taxes	(4,907,434)	(3,679,333)

Income taxes	-	-

Net income (loss)	$(4,907,434)	$(3,679,333)

Net income (loss) per common share - basic and diluted	$(0.20)	$(183.36)

Weighted average number of common shares
outstanding - basic and diluted	24,471,035	20,066

See accompanying notes to financial statements

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock,		Additional	Retained
	$0.00001 par value		$2.00 stated value		$0.00001 par value		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2007	-	$-	-	$-	16,336	$-	$395,593	$(4,798,802)	$(4,403,209)

Shares issued for services	-	-	-	-	8,573	-	825,596	-	825,596

Fair value of warrants included in sales of Units	-	-	-	-	-	-	33,779	-	33,779

Stock options and warrants
Compensation expense	-	-	-	-	-	-	23,688	-	23,688

Net loss	-	-	-	-	-	-	-	(3,679,333)	(3,679,333)

Balance, December 31, 2008	-	-	-	-	24,909	-	1,278,656	(8,478,135)	(7,199,479)

Issuance of stock to management and employees
on June 10, 2009	1	1	-	-	19,634,112	196	2,063,214	-	2,063,411

Issuance of stock to Danny DeVito and affiliates on
June 10,2009	-	-	-	-	2,086,973	21	208,676	-	208,697

Issuance of stock to Noteholders
on June 10, 2009 in satisfaction of debt and
accrued interest	-	-	-	-	4,606,307	46	2,303,108	-	2,303,154

Issuance of stock to Capstone on June 10, 2009
in connection with
Termination Agreement	-	-	916,603	1,833,206	1,000,000	10	499,990	-	2,333,206

Acquisition of Harbrew Imports, Ltd.
on June 10, 2009	-	-	-	-	15,158,000	152	(152)	-	-

Issuance of stock to Noteholders in
July and August 2009
in satisfaction of debt and accrued interest.	-	-	-	-	300,110	3	150,644	-	150,647

Sale of Units at $.50 per unit on August 19,2009,
less placement
costs of $55,000	-	-	-	-	1,000,000	10	444,990	-	445,000

Fair value of warrants included in sale
of convertible promissory note in August 2009	-	-	-	-	-	-	82,440	-	82,440

Issuance of stock to consultant in October 2009	-	-	-	-	1,000,000	10	199,990	-	200,000

Fair value of reduction of exercise price
of warrants in connection with debt financing
in December 2009	-	-	-	-	-	-	61,310	-	61,310

Stock options and warrants
compensation expense	-	-	-	-	-	-	35,089	-	35,089

Net loss	-	-	-	-	-	-	-	(4,907,434)	(4,907,434)

Balance December 31, 2009	1	$1	916,603	$1,833,206	44,810,411	$448	$7,327,955	$(13,385,569)	$(4,223,959)

See accompanying notes to financial statements

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2009	2008

Cash flows from operating activities
Net Income (loss)
Adjustments to reconcile net income	$(4,907,434)	$(3,679,333)
(loss) to net cash provided by (used in)
operating activities:
Depreciation	4,171	700
Amortization of debt discounts
charged to interest expense	311,316	89,935
Stock-based compensation	2,714,868	640,873
Changes in operating assets and liabilities:
Accounts receivable, net	229,896	7,116
Inventories	344,696	580,919
Prepaid expenses and other current assets	(3,042)	(76,952)
Restricted cash and cash equivalents	25,000	8,785
Accounts payable	(191,236)	236,276
Accrued expenses and other current liabilities	932,923	611,974

Net cash provided by (used in)
operating activities	(538,842)	(1,579,707)

Cash flows from investing activities:
Property, plant and equipment additions	(5,150)	-

Cash flows from financing activities:
Increases in debt, net	449,000	1,600,975
Repayment of debt	(337,089)	(53,962)
Sale of units of common stock and
warrants, net of placement costs	445,000	-

Net cash provided by (used in)
financing activities	556,911	1,547,013

Increase (decrease) in cash and
cash equivalents	12,919	(32,694)

Cash and cash equivalents, beginning of period	10,970	43,664

Cash and cash equivalents, end of period	$23,889	$10,970

Supplemental disclosures of cash flow information:

Interest paid	$264,621	$961,641

Income taxes paid	$-	$-

Non-cash financing activities:
Shares of common stock issued to noteholders in
satisfaction of debt and accrued interest	$2,453,801	$-
Securities issued to Capstone in connection with
Termination Agreement and satisfaction of debt:
Unsecured promissory note	$500,000	$-
Series B preferred stock	1,833,205	-
Common stock	500,000	-

Total	$2,833,205	$-

See accompanying notes to financial statements

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

1.  ORGANIZATION AND NATURE OF BUSINESS

Iconic Brands, Inc., formerly Paw Spa, Inc. (“Iconic Brands”), was incorporated in the State of Nevada on October 21, 2005. Our plan was to provide mobile grooming and spa services for cats and dogs. Our services were going to include bathing, hair cutting and styling, brushing/combing, flea and tick treatments, nail maintenance and beautification, ear cleaning, teeth cleaning, hot oil treatments, and massage. We did not have any business operations and failed to generate any revenues.  We abandoned this business, as we lacked sufficient capital resources.  On June 10, 2009, the Company acquired Harbrew Imports, Ltd. (“Harbrew New York”), a New York corporation incorporated on September 8, 1999 which was a wholly owned subsidiary of Harbrew Imports, Ltd. Corp. (“Harbrew Florida”), a Florida corporation incorporated on January 4, 2007.  On the Closing Date, pursuant to the terms of the Merger Agreement, the Company issued to the designees of Harbrew New York 27,352,301 shares of our Common Stock at the Closing, or approximately 64% of the 42,510,301 shares outstanding subsequent to the merger.  After the merger, Harbrew New York continued as the surviving company under the laws of the state of New York and became the wholly owned subsidiary of the Company.

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2009, the Company had negative working capital of $2,531,288 and a stockholders’ deficiency of $4,223,959. Further, from inception to December 31, 2009, the Company incurred losses of $13,385,569. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition as recently launched products mature and brand awareness increases, thereby increasing the profitability of its operations. Additionally, the Company intends to obtain new financing which will primarily be used to market and promote Danny DeVito’s Premium Limoncello and other new products. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

(c) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, current portion of debt, accounts payable, accrued expenses and other current liabilities, and long term debt.  Except for long term debt, the fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short term maturity.

(d) Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of three months or less to be cash equivalents.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

(e)  Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on historical experience and the aging of the related accounts receivable.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items.

(g) Property, Plant, and Equipment, Net

Property, plant, and equipment, net, is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.

(h)  Revenue Recognition

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred.  Persuasive evidence of an arrangement and fixed price criteria are satisfied through purchase orders.  Collectibility criteria is satisfied through credit approvals.  Delivery criteria is satisfied when the products are shipped to a customer and title and risk of loss pass to the customer in accordance with the terms of sale.  The Company has no obligation to accept the return of products sold other than for replacement of damaged products.  Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.

(i) Shipping and Handling Costs

Shipping and handling costs are reported as selling, general and administrative expenses in the accompanying statements of operations.  Shipping costs, which are included in selling, marketing and promotion expenses, were $8,000 and $51,493 for the years ended December 31, 2009 and 2008, respectively.  Handling costs, which primarily represents warehousing costs and are included in occupancy and warehousing expenses, were $7,368 and $15,832 for the years ended December 31, 2009 and 2008, respectively.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

(j) Advertising

Advertising costs are expensed as incurred and are included in selling, marketing, and promotion expense.  For the years ended December 31, 2009 and 2008, advertising expenses were $0 and $24,500, respectively.

(k) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation- Stock Compensation”.  For the years ended December 31, 2009 and 2008, stock-based compensation totaled $2,714,868 and $640,873, respectively.  These amounts consist of stock-based compensation given to Company officers and consulting firms, which are included in administrative compensation and benefits and professional fees, respectively.

(l) Foreign Currency Transactions

Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in other selling, general and administrative expenses.  For the years ended December 31, 2009 and 2008, foreign currency transaction losses were $0.

(m) Income Taxes

Income taxes are accounted for under the assets and liability method.  Current income taxes are provided in accordance with the laws of the respective taxing authorities.  Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.   Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

(n) Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average   number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

(o) Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

3.  INVENTORIES

Inventories consist of:

	December 31,	December 31,
	2009	2008
Danny De Vito's Premium Limoncello ( Liqueur)
brand	$13,626	$192,898
Hot Irishman (Irish coffee) brand	125,718	127,693
Glen Master (scotch) brand	108,470	119,351
George Vesselle (champagne) brand	75,110	80,604
Other	145,013	217,961

Subtotal	467,937	738,507

Reserve for obsolete and slow moving items	(74,126)	-

Total	$393,811	$738,507

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	December 31,	December 31,
	2009	2008
Prepaid inventory purchases	$297,684	$369,820
Prepaid stock compensation issued to consultants	-	208,411
Royalty advance	60,000	-
Other	33,456	17,538
Total	$391,140	$595,769

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:

	December 31,	December 31,
	2009	2008
Vehicles	$126,295	$126,295
Office and warehouse equipment	20,853	15,711
Total	147,148	142,006
Accumulated depreciation	(139,875)	(135,712)
Net	$7,273	$6,294

6.  DEBT

Debt consists of:

	December 31,	December 31,
	2009	2008
Due under Purchase Order Financing Agreement	$-	$2,937,177
Due Under Discount Factoring Agreement	85,887	55,741
Convertible notes, interest at 7% to 14%, due
July 2, 2012 to July 2, 2013 – net of unamortized
discounts of $52,328 and $328,875, respectively	160,172	766,750
Convertible debentures, interest at 9%, due
December10, 2008 to January 23, 2009 – net of
unamortized discounts of $0 and $525,
respectively	-	104,475
Interim loan convertible promissory notes issued
from July 22, 2008 to September 9, 2008,
interest at 0%, due the earlier of (1) one year
after the date of issuance or (2) completion of
$3,000,000 minimum new private placement
(in which case the notes were to be automatically
converted into new units)	-	1,100,000
Promissory note, interest at 20%, due January 9,
2009 to January 29, 2009	100,000	100,000
Unsecured promissory note, interest at 7%, due in
installments until June 10, 2011	334,523	-
Convertible promissory note, interest at 7%, due
September 13, 2014 – net of unamortized
discount of $77,595 and $0, respectively	22,405	-

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

Loans payable, interest at 0%, due on demand	249,000	-
Loan payable, interest at 12%, due January 14,
2010 – net of unamortized debt discount of
$26,823 and $0, respectively	73,177	-
Convertible promissory notes, interest at 10%,
due October 25, 2007 to November 27, 2007	75,000	125,000
Due Donald Chadwell (significant stockholder),
interest at 0%, no repayment terms	763,000	763,000
Due Richard DeCicco (officer, director, and
significant stockholder) and affiliates,
interest at 0%, no repayment terms	714,844	762,630
Total	2,578,008	6,714,773
Less current portion of debt	(803,064)	(4,422,393)
Long term debt	$1,774,944	$2,292,380

At December 31, 2009, debt  is due as follows:

Past due	$175,000
2010	654,887
2011	114,523
2012	200,000
2013	12,500
2014	100,000
No Repayment Terms(due two signiciant stockholders)	1,447,844
TOTAL	2,734,754
Less Debt Discounts	(156,746)
Net	$2,578,008

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

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

Accrued interest payable on debt (included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets) consisted of:

	December 31,	December 31,
	2009	2008
Convertible notes, interest at 7%	$56,651	$174,513
Convertible debentures, interest at 9%	-	4,744
Promissory note, interest at 20%	10,082	1,973
Convertible promissory notes, interest at 10%	24,767	36,031
Total	$91,500	$217,261

7. STOCKHOLDERS’ EQUITY

On January 15, 2008, the Company issued a total of 250 shares of common stock to two attorneys in consideration for legal services. The Company included this issuance in its consolidated statement of operations for the three months ended March 31, 2008 in professional fees at the $25,000 estimated fair value of shares.

On July 14, 2008, the Company issued a total of 1,600 shares of the Company’s common stock to two consulting firms pursuant to consulting agreements with terms of one year. The Company initially capitalized as prepaid expenses and amortized the $160,000 estimated fair value of the shares over the one year terms of the agreements as professional fees.

On August 8, 2008, the Company issued 2,731 shares of common stock to its chief executive officer in consideration of services rendered. The Company included this issuance in its consolidated statement of operations for the three months ended September 30, 2008 in administrative compensation and benefits at the $273,096 estimated fair value of the shares.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

On August 8, 2008, the Company issued a total of 1,050 shares of common stock to designees of Danny DeVito in consideration of services rendered. The Company included this issuance in its consolidated statement of operations for the three months ended September 30, 2008 in administrative compensation and benefits at the $105,000 estimated fair value of the shares.

On August 11, 2008, the Company issued 2,000 shares of the Company’s common stock to a consulting firm pursuant to a one year financial consulting agreement. The Company capitalized the $200,000 estimated fair value of the shares as a prepaid expense and amortized the total amount over the one year term of the agreement as professional fees.

On June 10, 2009, pursuant to the terms of the Merger Agreement, the Company issued to the designees of Harbrew New York 27,352,301 shares of Common Stock at the Closing.  Of this amount;

1)	24,909 shares were issued to Harbrew Florida stockholders,
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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

In the three months ended September 30, 2009, a total of $122,500 of debt and $28,147 of accrued interest was converted into a total of 300,110 shares of Company common stock.

On August 19, 2009, the Company sold 1,000,000 shares of its common stock at $.50 per share, including 1,000,000 five year warrants with an exercise price of $1.00 per share (which was reduced to $0.01 per share on December 14, 2009 in connection with a $100,000 loan from the investor) and 1,000,000 five year warrants with an exercise price of $1.50 per share, to an investor for total proceeds of $500,000.

On October 6, 2009, the Company issued 1,000,000 shares of its common stock to a consultant pursuant to a one month consulting agreement for financial services. The Company included this issuance in its consolidated statement of operations for the year ended December 31, 2009 in professional fees at the $200,000 estimated fair value of the shares.

8.  INCOME TAXES

From September 9, 1999 (inception) to December 31, 2006, the Company filed its Federal and New York income tax returns as an S Corporation. Accordingly, the net income (loss) of the Company for this period was includible in the tax returns of the Company shareholders and the Company was not subject to income tax.

No provision for income taxes was recorded in the years ended December 31, 2009 and 2008 since the Company incurred a net loss in these periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,784,548 attributable to the future utilization of the $7,955,852 net operating loss carryforward as of December 31, 2009 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $7,955,852 net operating loss carryforward expires $3,126,077 in 2027, $2,948,525 in 2028, and $1,881,250 in 2029.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

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

For the years ended December 31, 2009 and 2008, rent expense was $117,329 and $171,776, respectively.

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

 Danny DeVito agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12 month period, the duration of which shall not exceed 2 days.  Pursuant to the agreement, Danny DeVito granted the Company a right of first refusal for a period of 5 years to license any other liquor, spirit or alcoholic beverage which Danny DeVito may determine to endorse or develop.  A condition precedent to Danny DeVito’s performance under the agreement are subject to the Company applying for a trademark for the brand name “Danny DeVito’s Premium Limoncello” with Danny DeVito being designated as 50% co-owner of such trademark.  The Company registered this trademark with the U.S. Patent and Trademark Office (trademark application number 77152934).

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

For the years ended December 31, 2009 and 2008, the Company calculated cumulative “Net Profits” from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement.

Merchandising license agreement - On June 12, 2009, Iconic Imports, Inc., the wholly-owned subsidiary of the Company, entered into a merchandising license agreement (the “License Agreement”) with Paramount Licensing Inc., (“PLI”) granting Iconic Imports the non-exclusive right to use the title of the theatrical motion picture “The Godfather” in connection with the development, importation, marketing, and distribution of an Italian organic vodka and Scotch whiskey throughout the United States. Under the terms of the License Agreement, which has a term of 5 years ending on June 30, 2014 and may be extended to June 30, 2019 upon certain conditions unless it is sooner terminated, the Company agreed to pay PLI a royalty fee of five percent (5%) and guarantee a total of $400,000 in royalties due as follows; (1) $60,000 as an advance payment due upon signing of the License Agreement, (2) $100,000 due on or before November 1, 2010, (3) $100,000 due on or before November 1, 2011, and (4) $140,000 due on or before November 1, 2012. In addition, PLI was granted warrants to purchase shares of the Company’s common stock in substantially the same form as other warrants previously issued, which is (a) a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share; and (b) a five-year warrant to purchase 1,333,334 shares of our common stock at an exercise price of $1.50 per share. On August 12, 2009, the Company paid $60,000 to PLI as the advance royalty due under the License Agreement. The License Agreement became effective on this date as the advance payment was a condition precedent to the effectiveness of the License Agreement.

At March 31, 2010, the Company has not yet commenced sales of the product named “The Godfather”. For the year ended December 31, 2009, the Company expensed $40,000 (included in selling, marketing and promotion expenses in the consolidated statement of operations) to provide for the ratable accrual of the $400,000 minimum royalties over 5 year term of the License Agreement.

Employment agreement with chief executive officer - On January 23, 2008, the Company entered into an employment agreement with its chief executive officer Richard DeCicco.  The agreement provides for a term of 5 years, commencing on January 1, 2008.  The term can be extended by a written agreement of the parties.  The agreement provides for annual compensation ranging from $265,000 to $350,000.  In addition, if the Company enters into an agreement and further sells any brand in the Company’s portfolio, Mr. DeCicco will receive 5% of such sale.  Mr. DeCicco is also entitled to incentive bonus compensation, stock and/or options in accordance with Company policies established by the Board of Directors.  The agreement provides for the grant of a non-qualified ten year option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price which shall represent a discount to the market price. Mr. DeCicco has the right to terminate the agreement upon 60 days notice to the Company for any reason.  Pursuant to the terms of the agreement, if Mr. DeCicco is absent from work because of illness or incapacity cumulatively for more than 2 months in addition to vacation time in any calendar year, the Company may terminate the agreement upon 30 days written notice.  The agreement also provides that the agreement may be terminated upon 90 days notice to Mr. DeCicco if: (A) there is a sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (B) there is a sale, exchange or disposition of 50% of the outstanding shares of the Company’s outstanding stock; (C) the Company terminates its business or liquidates its assets; or (D) there is a merger or consolidation of the Company in which the Company’s shareholders receive less than 50% of the outstanding voting shares of the new or continuing corporation. Mr. DeCicco shall be entitled to severance pay in the amount of 2 years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

Employment agreement with chief financial officer - On October 1, 2007, the Company entered into an employment agreement with its chief financial officer William Blacker.  The agreement provides for a term of 3 years, commencing on October 1, 2007.  The term can be extended by a written agreement of the parties.  The Company agreed to issue options to purchase shares of its common stock to Mr. Blacker if and when the common stock becomes publicly traded, as follows: (A) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (B) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (C) on October 1, 2009, 100,000 options at an exercise price of $.75 per share.  Pursuant to the terms of the agreement, Mr. Blacker is to receive an annual salary of $150,000.  Mr. Blacker has the right to terminate the agreement upon 60 days notice to the Company for any reason.  The agreement further provides that if the agreement is terminated for any reason other than willful malfeasance by Mr. Blacker, Mr. Blacker shall be entitled to receive severance pay in the amount of 6 months or the balance of the agreement’s term of existence, whichever is greater, and shall receive all benefits under the agreement.

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

10.  STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the years ended December 31, 2008 and 2009 follows:

	Stock
	Options	Warrants
Outstanding at January 1, 2008	300,000	3,887,500
Granted and issued	1,000,000	1,870,000
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at December 31, 2008	1,300,000	5,757,500
Granted and issued	-	6,173,334
Exercised	-	-
Forfeited/expired/cancelled	-	(165,000)
Outstanding at December 31, 2009	1,300,000	11,765,834

Stock options outstanding at September 30, 2009 consist of:

Date	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date
October 1, 2007	100,000	100,000	$0.05	April 1, 2011
October 1, 2007	100,000	100,000	$0.15	April 1, 2011
October 1, 2007	100,000	100,000	$0.75	April 1, 2011
January 1, 2008	1,000,000	-	$0.10 (a)	June 30, 2018

Total	1,300,000	300,000

(a)	Estimated since exercise price is to be determined based on future stock price.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

As of September 30, 2009, there was $58,634 of total unrecognized compensation cost relating to unexpired stock options.  That cost is expected to be recognized $22,352 in 2010, $18,140 in 2011, and $18,142 in 2012.

Warrants outstanding at December 31, 2009 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
July 2, 2007	500,000	500,000	$1.00	July 2, 2012
July 2, 2007	500,000	500,000	$1.50	July 2, 2012
August 27, 2007	550,000	550,000	$1.00	August 27, 2012
August 27, 2007	550,000	550,000	$1.50	August 27, 2012
November 8, 2007	811,250	811,250	$1.00	November 8, 2012
November 8, 2007	811,250	811,250	$1.50	November 8, 2012
March 5, 2008	192,500	192,500	$1.00	March 5, 2013
March 5, 2008	192,500	192,500	$1.50	March 5, 2013
June 10, 2008	27,500	27,500	$1.00	June 10, 2013
June 10, 2008	27,500	27,500	$1.50	June 10, 2013
June 10, 2008	25,000	25,000	$1.00	December 10, 2013
June 10, 2008	25,000	25,000	$1.50	December 10, 2013
June 11, 2008	30,000	30,000	$1.00	December 10, 2013
June 11, 2008	30,000	30,000	$1.50	December 10, 2013
July 2, 2008	110,000	110,000	$1.00	January 2, 2014
July 2, 2008	110,000	110,000	$1.50	January 2, 2014
July 23, 2008	50,000	50,000	$1.00	January 23, 2014
July 23, 2008	50,000	50,000	$1.50	January 23, 2014
August 11, 2008	1,000,000	1,000,000	$1.00	August 11, 2013
June 10, 2009	1,000,000	1,000,000	$0.50	June 10, 2014
July 23, 2009	20,000	20,000	$1.00	July 23, 2014
July 23, 2009	20,000	20,000	$1.50	July 23, 2014
August 12, 2009	1,000,000	1,000,000	$1.00	June 12, 2014
August 12, 2009	1,333,334	1,333,334	$1.50	June 12, 2014
August 19, 2009	1,000,000	1,000,000	$0.01	August 19, 2014
August 19, 2009	1,000,000	1,000,000	$1.50	August 19, 2014
September 14, 2009	200,000	200,000	$1.00	September 14, 2014
September 14, 2009	200,000	200,000	$1.50	September 14, 2014
September 16, 2009	200,000	200,000	$1.00	July 2, 2014
September 16, 2009	200,000	200,000	$1.50	July 2, 2014

Total	11,765,834	11,765,834

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

11.  SUBSEQUENT EVENTS

License Agreement:

On January 15, 2010, we entered into an exclusive License Agreement with Tony Siragusa, pursuant to which we were granted a limited license to certain rights in and to Tony Siragusa’s name, likeness and biography for use by us in connection with Tony Siragusa’s YO Vodka. The term of the agreement is four (4) years. In consideration for the license, we agreed to distribute net profits of the venture as follows: 42.5% to the Company, 42.5% to the licensor, 10% to William Morris Endeavor Entertainment, LLC and 5% to Brian Hughes. In addition, we issued 250,000 shares  of the Company’s common stock, 5 year warrants to purchase 500,000 shares of our Common Stock at a price of $1.00 per share, and 5 year warrants to purchase 500,000 shares of our Common Stock at price of $1.50 per share. Tony Siragusa agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12 month period, the duration of which will not exceed six days. A condition precedent to Tony Siragusa’s performance under the agreement is our applying for a trademark for the brand name “Yo Vodka,” with Licensor being designated as a 50% co-owner of such trademark. We applied for the trademark on March 9, 2010 (trademark application number 77747523), which application is currently being reviewed by the U.S. Patent and Trademark Office.

Consultants:

On January 4, 2010, a consulting agreement was entered into between the Company and CorProminence LLC, under which CorProminence would provide services for management consulting, business advisory, shareholder information and public relations for a term of 45 days. In return for the services contemplated, the Company issued 300,000 shares of the Company’s common stock.

On March 16, 2010, an amendment was made to an agreement with Cresta Capital Strategies LLC extending their financial advisor services for 12 months. In consideration of this extension, the Company issued 2,000,000 shares of common stock and 2,000,000 five year warrants with an exercise price of $0.25 per share.

Common Stock Issuances:

On January 6 and 13, 2010, the Company issued a total of 200,000 shares of common stock, 100,000 five year warrants exercisable at $0.22 per share, and 100,000 five year warrants exercisable at $0.23 per share to an investor in exchange for a $200,000 loan.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

On January 15 and 25, 2010, the Company issued a total of 152,546 shares of common stock to three investors in satisfaction of a total of $62,500 of convertible debt and approximately $13,773 of accrued interest.

On February 8, 2010, the Company issued 250,000 shares of common stock and 1,000,000 warrants to Tony Siragusa pursuant to the License Agreement described above.

On February 24, 2010, the Company issued 300,000 shares of common stock to CorProminence pursuant to the consulting agreement described above.

On March 16, 2010, the Company issued 2,000,000 shares of common stock to Cresta Capital Strategies pursuant to the consulting agreement described above.

On March 31, 2010, the Company has 47,712,957 shares of common stock issued and outstanding.

Debt:

On January 4 and 13, 2010, the Company issued 2 promissory notes to an investor in the amount of $110,000 each in exchange for cash loans totaling $200,000 (see paragraph 1 of Common Stock Issuances above). The notes bear interest at 13% per annum and are payable on March 31, 2010 and May 31, 2010, respectively.

Other:

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

NAME	AGE	POSITION
Richard J. DeCicco	52	President and Chief Executive Officer
William S. Blacker	65	Chief Financial Officer and Senior Vice President of Finance and Administration

Richard J. DeCicco has served as our President and Secretary and as a director since May 2007.  Mr. DeCicco served as President of Harbrew New York since its inception in September 1999.  For more than 30 years, he has been a senior executive and thought leader in the wine and spirits industry.  In addition to having been the national provider for The Paddington Corporation brands through the 1990s, Mr. DeCicco pioneered what is now known within the field as Value Added Packaging.  Mr. DeCicco’s creativity, market savvy and brand development knowledge has dramatically increased sales and brand recognition for Bailey’s, SKYY and J&B Scotch.

William S. Blacker has served as our Chief Financial Officer and Vice President of Finance and Administration since October 2007.  Previously, from November 2002 to September 2007, Mr. Blacker served as the Senior Vice President of the Israel Humanitarian Foundation, a non-profit organization, where he was responsible for treasury and accounting functions.  From 1999 through 2002, Mr. Blacker served as Vice President at Harbor Industries (U.S) Ltd., a spirits company.  Mr. Blacker received a B.S. degree in Accounting from Long Island University and completed an Executive Program at Columbia University.

Employment Agreements of the Executive Officers

The Company assumed the employment agreement between Harbrew New York, Richard J. DeCicco and William S. Blacker on June 10, 2009.

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

Stock Option Plan

We do not maintain any equity incentive or stock option plan.  Accordingly, we did not grant options to purchase any equity interests to any employees or officers, and no stock options are issued or outstanding to any officers.  We do, however, anticipate adopting a non-qualified stock option plan where we will be granting our officers options to purchase shares of common stock pursuant to the terms of their employment agreements.  But, no such plan has been finalized or adopted.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
Name						Equity	Deferred	All
and				Stock	Option	Incentive	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Plan	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard DeCicco	2009	0	0	0	0	0	0	0	0
President, CEO	2008	24,300	0	0	0	0	0	0	24,300
	2007	88,600	0	0	0	0	0	0	88,600
William Blacker	2009	0	0	0	0	0	0	0	0
CFO, SVP of	2008	25,962	0	0	0	0	0	0	25,962
Finance	2007	34,615	0	0	0	0	0	0	34,615

Richard DeCicco’s term of employment is for a term of five (5) years (commencing January 23, 2008) and he is entitled to a salary of $265,000 for 2009.  Additionally, Mr. DeCicco shall be entitled to medical, disability and dental insurance, retirement benefits and a Company provided automobile.  Lastly, Mr. DeCicco is entitled to the grant of 1,000,000 options of which 200,000 shall vest each year Mr. DeCicco is employed with the Company.

Bill Blacker’s term of employment is three (3) years (commencing October 1, 2007) and he is entitled to a salary of $150,000 for the first year and a raise of 5% per annum.  As a sign-on incentive, Mr. Blacker is entitled to the grant of 100,000 options for each year of employment with an exercise price of $0.05 per share for the first 100,000 options, $0.15 per share for the second year options, and $.75 for the third year options. Additionally, Mr. Blacker shall be entitled to medical, disability and dental insurance, retirement benefits and an automobile allowance of $350 per month.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our common stock beneficially owned on June 15, 2009, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Title of Class, Amount, Nature and Percentage of Beneficial Ownership(1)
	Common Stock(2)		Series A Preferred Stock (3)		Percent of Combined Voting Power of All Classes (4)
Name and Address of Beneficial Owner	No. of Shares	Percent of Class	No. of Shares	Percent Of Class
•	less

Name and Address of Beneficial Owner	No. of Shares	Percent of Class	No. of Shares	Percent Of Class	Percent of Combined Voting Power of All Classes (4)
Richard DeCicco	15,972,359	37.22%	1	66.7%	79%
William S. Blacker	100,000	*	0	0	*%
Donald Chadwell	2,586,753	6.03%	0	0	2%
Edd Cockerill	0	0	0	0	0
All executive officers and directors, as a group (2 person)	15,972,359	37.22%	1	66.7%	79%
* less than 1%

Notes

(1)
Unless otherwise indicated, the persons or entities identified herein have sole voting and investment power with respect to the shares shown as beneficially held by them, subject to community property laws where applicable.

(2)
Applicable percentage of ownership is based on 44,810,411 shares of Common Stock outstanding as of December 31, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Act of 1934 and generally includes voting or investment power with respect to such securities. Shares of Common Stock subject to securities exercisable for or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days are deemed to be beneficially owned by the person holding such options, warrants, rights, conversion privileges or similar obligations, for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Applicable percentage ownership is based on one (1) share of Series A Preferred Stock outstanding as of December 31, 2009 and calculated by taking the voting power of the Series A as included with the class of Common Stock.

(4)
Applicable percentage of combined voting power is based on (i) 44,810,411 shares of Common Stock, and (ii) one (1) shares of Series A Preferred Stock, which votes together as a single class with the Common Stock on all matters subject to stockholder approval and has voting power equal to two (2) votes for every share of Common Stock outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives, however, we intend to adopt one in the near future.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate.  These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers.  These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated.  Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities.  We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$27,500	Michael T. Studer CPA P.C.
2009	$0	Webb & Company, P.A
2008	$11,298	Webb & Company, P.A
2008	$0	Williams & Webster, CPA, P.S.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

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

ICONIC BRANDS, INC.

Date: April 6, 2010	By:	/s/ Richard DeCicco
Richard DeCicco
President, Principal Executive Officer

ICONIC BRANDS, INC.

Date: April 6, 2010	By:	/s/ William Blacker
William Blacker
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICONIC BRANDS, INC.

Date: April 6, 2010	By:	/s/ Richard DeCicco
Richard DeCicco
President, Principal Executive Officer

ICONIC BRANDS, INC.

Date: April 6, 2010	By:	/s/ William Blacker
William Blacker
Principal Financial Officer