Form 10-Q
period 2010-03-31
Iconic Brands, Inc.
filed 2010-05-13
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,519,307 as of May 11, 2010.

 ICONIC BRANDS INC.

FORM 10-Q

March 31, 2010

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,615	$23,889
Accounts receivable, net of allowance for doubtful
accounts of $ 35,000 and $35,000, respectively	163,846	254,268
Inventories	426,160	393,811
Prepaid expenses and other current assets	872,439	391,140

Total current assets	1,465,060	1,063,108

Property, plant and equipment, net	6,231	7,273

License agreement costs, net of accumulated amortization of
$7,438 and $0, respectively	137,362	-

Restricted cash and cash equivalents	75,000	75,000

Total assets	$1,683,653	$1,145,381

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Current portion of debt	$1,176,453	$803,064
Accounts payable	1,238,549	1,290,680
Accrued expenses and other current liabilities	1,615,004	1,500,652

Total current liabilities	4,030,006	3,594,396

Long term debt	1,665,487	1,774,944

Total liabilities	5,695,493	5,369,340

Stockholders' equity (deficiency):
Preferred stock, $.00001 par value;
authorized 100,000,000 shares:
Series A, designated 1 share, issued and outstanding
1 and 1 shares, respectively	1	1
Series B, $2.00 per share stated value; designated
1,000,000 shares, issued and outstanding
916,603 and 916,603 shares, respectively	1,833,206	1,833,206
Common stock, $.00001 par value; authorized 100,000,000
shares, issued and outstanding 47,712,957
and 44,810,411 shares, respectively	477	448
Additional paid-in capital	8,303,465	7,327,955
Retained earnings (deficit)	(14,148,989)	(13,385,569)

Total stockholders' equity (deficiency)	(4,011,840)	(4,223,959)

Total liabilities and stockholders' equity (deficiency)	$1,683,653	$1,145,381

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Sales	$266,347	$83,937

Cost of goods sold	162,163	65,361

Gross profit	104,184	18,576

Selling, general and administrative expenses:
Selling, marketing and promotion	268,555	92,425
Administrative compensation and benefits	200,417	181,344
Professional fees	120,171	149,150
Occupancy and warehousing	38,048	76,562
Travel and entertainment	32,424	25,050
Office	5,436	12,515
Licenses and permits	30,145	1,270
Other	8,554	5,207

Total	703,750	543,523

Income (loss) from operations	(599,566)	(524,947)

Interest expense	(163,854)	(198,272)

Income (loss) before income taxes	(763,420)	(723,219)

Income taxes	-	-

Net income (loss)	$(763,420)	$(723,219)

Net income (loss) per common share - basic and diluted	$(0.02)	$(29.03)

Weighted average number of common shares
outstanding - basic and diluted	45,800,067	24,909

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
Three Months Ended March 31, 2010
(Unaudited)

	Series A		Series B
	Preferred Stock,		Preferred Stock,		Common Stock,		Additional
	$.00001 par		$2.00 stated value		$.00001 par		Paid-In
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	1	$1	916,603	$1,833,206	44,810,411	$448	$7,327,955	$(13,385,569)	$(4,223,959)

Issuance of common stock and
warrants in connection
with $220,000 loan	-	-	-	-	200,000	2	78,928	-	78,930

Issuance of common stock in
satisfaction of convertible
notes and accrued interest	-	-	-	-	152,546	2	76,271	-	76,273

Issuance of common stock and
warrants in connection with
License Agreement with
Tony Siragusa	-	-	-	-	250,000	2	144,798	-	144,800

Issuance of common stock to
consulting firm in
February 2010	-	-	-	-	300,000	3	68,997	-	69,000

Issuance of common stock and
warrants to consulting firm in
March 2010	-	-	-	-	2,000,000	20	595,980	-	596,000

Stock options and warrants
compensation expense	-	-	-	-	-	-	10,536	-	10,536

Net loss	-	-	-	-	-	-	-	(763,420)	(763,420)

Balance at March 31, 2010	1	$1	916,603	$1,833,206	47,712,957	$477	$8,303,465	$(14,148,989)	$(4,011,840)

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities
Net Income (loss)	$(763,420)	$(723,219)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
Depreciation	1,042	1,281
Amortization of license agreement costs	7,438	-
Amortization of debt discounts
charged to interest expense	127,756	21,627
Stock-based compensation	104,029	89,507
Changes in operating assets and liabilities:
Accounts receivable, net	90,422	454,657
Inventories	(32,349)	63,351
Prepaid expenses and other current assets	90,208	(20,334)
Restricted cash and cash equivalents	-	-
Accounts payable	(52,131)	56,679
Accrued expenses and other current liabilities	128,125	244,538

Net cash provided by (used in)
operating activities	(298,880)	188,087

Cash flows from investing activities:
Property, plant and equipment additions	-	(5,149)

Cash flows from financing activities:
Increases in debt, net	434,705	-
Repayment of debt	(157,099)	(293,277)
Sale of common stock	-	100,000

Net cash provided by (used in)
financing activities	277,606	(193,277)

Increase (decrease) in cash and
cash equivalents	(21,274)	(10,339)

Cash and cash equivalents, beginning of period	23,889	10,970

Cash and cash equivalents, end of period	$2,615	$631

Supplemental disclosures of cash flow information:

Interest paid	$15,669	$124,650

Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants
in connection with $220,000 loan	$78,930	$-
Shares of common stock issued to noteholders in
satisfaction of debt and accrued interest	$76,273	$-
Issuance of common stock and warrants in
connection with License Agreement
with Tony Siragusa	$144,800	$-

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
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
March 31, 2010
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of March 31, 2010, the Company had cash of $2,615, negative working capital of $2,564,946 and a stockholders’ deficiency of $4,011,840.  Further, from inception to March 31, 2010, the Company incurred losses of $14,148,989.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition as recently launched products mature and brand awareness increases, thereby increasing the profitability of its operations.  Additionally, the Company intends to obtain new financing which will primarily be used to market and promote Danny DeVito’s Premium Limoncello and other new products.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b)  Interim Financial Statements

The unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the periods ended March 31, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Form 10-K.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

(c) Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average   number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants, and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

For the three months ended March 31, 2010 and 2009, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Three Months Ended
	March 31,
	2010	2009

7% convertible notes and
accrued interest	594,384	2,624,628
10% convertible notes and
accrued interest	203,234	328,226
9% convertible debentures and
accrued interest	-	224,148
Series B Preferred Stock	5,728,769	-
Stock options	300,000	-
Warrants	14,965,834	5,757,500

Total	21,792,221	8,934,502

(d) Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

3.  INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2010	2009
Danny De Vito's Premium Limoncello ( Liqueur)
brand	$48,479	$13,626
Hot Irishman (Irish coffee) brand	125,700	125,718
Glen Master (scotch) brand	108,034	108,470
George Vesselle (champagne) brand	74,966	75,110
Other	143,107	145,013

Subtotal	500,286	467,937

Reserve for obsolete and slow moving items	(74,126)	(74,126)

Total	$426,160	$393,811

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	March 31,	December 31,
	2010	2009
Prepaid inventory purchases	$207,476	$297,684
Prepaid stock-based compensation issued to consultant (see note 8)	571,507	-
Royalty advance	60,000	60,000
Other	33,456	33,456
Total	$872,439	$391,140

5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:

	March 31,	December 31,
	2010	2009
Vehicles	$27,606	$126,295
Office and warehouse equipment	20,853	20,853
Total	48,459	147,148
Accumulated depreciation	(42,228)	(139,875)
Net	$6,231	$7,273

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

6.    LICENSE AGREEMENT COSTS, NET

At March 31, 2010, license agreement costs, net, consist of:

Fair value of 250,000 shares of common stock,
500,000 5 year warrants exercisable at $1.00 per share, and 500,000 5 year warrants exercisable at $1.50 per share issued in connection with license agreement with Tony Siragusa dated January 15, 2010	$144,800
Accumulated amortization	(7,438)
Net	$137,362

As more fully described in Note 10, the Company entered into a four year License Agreement with Tony Siragusa on January 15, 2010 in connection with the use of Tony Siragusa’s name relating to the sale of YO Vodka.  The fair value of the common stock ($50,000) and warrants ($94,800) at January 15, 2007 was capitalized and is being amortized over the four year term of the License Agreement as selling, marketing and promotion expenses.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 2.44%, volatility of 100%, and term of five years.

7.    DEBT

Debt consists of:
	March 31,	December 31,
	2010	2009

Due under Discount Factoring Agreement	$-	$85,887
Convertible notes, interest at 7% to 14%, due
July 2, 2012 to July 2, 2013 – net of unamortized
discounts of 32,195 and $52,328, respectively	117,805	160,172
Promissory note, interest at 20%, due January 29,
2009	100,000	100,000
Unsecured promissory note, interest at 7%, due in
installments until June 10, 2011	292,520	334,523
Convertible promissory note, interest at 7%, due
September 13, 2014 – net of unamortized
discount of $73,473 and $77,595, respectively	76,527	22,405
Loans payable, interest at 0%, due on demand	483,705	249,000
Loan payable, interest at 12%, due January 14,
2010 – net of unamortized debt discount of
$0 and $26,823, respectively	100,000	73,177
Promissory notes, interest at 13%, due March 31,
2010 to May 31, 2010 – net of unamortized
debt discounts of $22,252 and $0, respectively	197,748	-
Convertible promissory notes, interest at 10%,
due October 25, 2007 to November 27, 2007	75,000	75,000
Due Donald Chadwell (significant stockholder),
interest at 0%, no repayment terms	763,000	763,000
Due Richard DeCicco (officer, director, and
significant stockholder) and affiliates,
interest at 0%, no repayment terms	685,635	714,844

Total	2,841,940	2,578,008
Less current portion of debt	(1,176,453)	(803,064)

Long term debt	$1,665,487	$1,774,944

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

At March 31, 2010, the debt is due as follows:

Past due	$385,000
Year ending March 31, 2011	813,705
Year ending March 31, 2012	72,520
Year ending March 31, 2013	150,000
Year ending March 31, 2014	-
Year ending March 31, 2015	100,000
No repayment terms (due two significant stockholders)	1,448,635

Total	2,969,860

Less debt discounts	(127,920)

Net	$2,841,940

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

Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense in the accompanying consolidated statement of operations.

The $325,000 total face value of convertible notes outstanding at March 31, 2010 is convertible into shares of the Company’s common stock at a price of $0.50 per share.

Accrued interest payable on debt (included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets) consisted of:

	March 31,	December 31,
	2010	2009

Convertible notes, interest at 7%	$47,192	$56,651
Promissory notes, interest at 13%	6,582	-
Promissory note, interest at 20%	15,014	10,082
Convertible promissory notes, interest at 10%	26,617	24,767
Total	$95,405	$91,500

8. STOCKHOLDERS’ EQUITY

On June 10, 2009, pursuant to the terms of the Merger Agreement, the Company issued to the designees of Harbrew New York 27,352,301 shares of Common Stock at the Closing.  Of this amount:

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
March 31, 2010
(Unaudited)

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

 On January 6 and 13, 2010, the Company issued a total of 200,000 shares of common stock, 100,000 five year warrants exercisable at $0.22 per share, and 100,000 five year warrants exercisable at $0.23 per share, along with two promissory notes in the amount of $110,000 each (one due March 31, 2010 and one due May 31, 2010), to an investor in exchange for a $200,000 loan.  The fair value of the common stock ($45,000) and warrants ($33,930), along with the $20,000 discount, were recorded as debt discounts, which are being amortized over the terms of the notes as interest expense.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rates of 2.6% and 2.55%, volatility of 100%, and terms of five years.

On January 15 and 25, 2010, the Company issued a total of 152,546 shares of common stock to three investors in satisfaction of a total of $62,500 of convertible debt and approximately $13,773 of accrued interest.

On February 8, 2010, the Company issued 250,000 shares of common stock and 1,000,000 warrants to Tony Siragusa pursuant to the License Agreement described in Note 6 above.

On February 24, 2010, the Company issued 300,000 shares of common stock to CorProminence pursuant to a 45 day consulting agreement dated January 4, 2010.  The  $69,000 fair value of the common stock at date of issuance was expensed in full in the three months ended March 31, 2010 and included in professional fees.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

On March 16, 2010, the Company issued 2,000,000 shares of common stock and 2,000,000 five year warrants exercisable at $0.25 per share to Cresta Capital Strategies pursuant to a one year extension of a consulting agreement.  The fair value of the common stock ($350,000) and warrants ($246,000) at date of issuance was capitalized as a prepaid expense (see note 4) and is being amortized over the one year term as professional fees.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 2.37%, volatility  of 100%, and term of five years.

9. INCOME TAXES

No provision for income taxes was recorded in the three months ended March 31, 2010 and 2009 since the Company incurred a net loss in these periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $2,968,017 attributable to the future utilization of the $8,480,049 net operating loss carryforward as of March 31, 2010 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $8,480,049 net operating loss carryforward expires $3,126,007 in 2027, $2,948,525 in 2028, $1,881,250 in 2029, and $524,197 in 2030.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

10. COMMITMENTS AND CONTINGENCIES

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

For the three months ended March 31, 2010 and 2009, rent expense was $23,363 and $54,341, respectively.

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
March 31, 2010
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

For the periods presented, the Company calculated cumulative “Net Profits” from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement.

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

At March 31, 2010, the Company has not yet commenced sales of the product named “The Godfather”.  For the three months ended March 31, 2010, the Company expensed $20,000 (included in selling, marketing and promotion expenses in the consolidated statement of operations) to provide for the ratable accrual of the $400,000 minimum royalties over the 5 year term of the License Agreement.

License agreement – On January 15, 2010, we entered into an exclusive License Agreement with Tony Siragusa, pursuant to which we were granted a limited license to certain rights in and to Tony Siragusa’s name, likeness and biography for use by us in connection with Tony Siragusa’s YO Vodka.  The term of the agreement is four (4) years.  In consideration for the license, we agreed to distribute net profits of the venture as follows: 42.5% to the Company, 42.5% to the licensor, 10% to William Morris Endeavor Entertainment, LLC and 5% to Brian Hughes.  In addition, we issued 250,000 shares of the Company’s common stock, 5 year warrants to purchase 500,000 shares of our Common Stock at a price of $1.00 per share, and 5 year warrants to purchase 500,000 shares of our Common Stock at a price of $1.50 per share.  Tony Siragusa agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12 months period, the duration of each will not exceed six days.  A condition precedent to Tony Siragusa’s performance under the agreement is our applying for a trademark for the brand name “YO Vodka”, with Licensor being designated as a 50% co-owner of such trademark.  We applied for the trademark on March 9, 2010 (trademark application number 77747523), which application is currently being reviewed by the U.S. Patent and Trademark Office.

For the three months ended March 31, 2010, the Company calculated net profits from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement.

 Employment agreement with chief executive officer - On January 23, 2008, the Company entered into an employment agreement with its chief executive officer Richard DeCicco.  The agreement provides for a term of 5 years, commencing on January 1, 2008.  The term can be extended by a written agreement of the parties.  The agreement provides for annual compensation ranging from $265,000 to $350,000.  In addition, if the Company enters into an agreement and further sells any brand in the Company’s portfolio, Mr. DeCicco will receive 5% of such sale.  Mr. DeCicco is also entitled to incentive bonus compensation, stock and/or options in accordance with Company policies established by the Board of Directors.  The agreement provides for the grant of a non-qualified ten year option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price which shall represent a discount to the market price. Mr. DeCicco has the right to terminate the agreement upon 60 days notice to the Company for any reason.  Pursuant to the terms of the agreement, if Mr. DeCicco is absent from work because of illness or incapacity cumulatively for more than 2 months in addition to vacation time in any calendar year, the Company may terminate the agreement upon 30 days written notice.  The agreement also provides that the agreement may be terminated upon 90 days notice to Mr. DeCicco if: (A) there is a sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (B) there is a sale, exchange or disposition of 50% of the outstanding shares of the Company’s outstanding stock; (C) the Company terminates its business or liquidates its assets; or (D) there is a merger or consolidation of the Company in which the Company’s shareholders receive less than 50% of the outstanding voting shares of the new or continuing corporation. Mr. DeCicco shall be entitled to severance pay in the amount of 2 years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Employment agreement with chief financial officer - On October 1, 2007, the Company entered into an employment agreement with its chief financial officer William Blacker.  The agreement provides for a term of 3 years, commencing on October 1, 2007.  The term can be extended by a written agreement of the parties.  The Company agreed to issue options to purchase shares of its common stock to Mr. Blacker if and when the common stock becomes publicly traded, as follows: (A) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (B) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (C) on October 1, 2009, 100,000 options at an exercise price of $0.75 per share.  Pursuant to the terms of the agreement, Mr. Blacker is to receive an annual salary of $150,000.  Mr. Blacker has the right to terminate the agreement upon 60 days notice to the Company for any reason.  The agreement further provides that if the agreement is terminated for any reason other than willful malfeasance by Mr. Blacker, Mr. Blacker shall be entitled to receive severance pay in the amount of 6 months or the balance of the agreement’s term of existence, whichever is greater, and shall receive all benefits under the agreement.

The $16,850 estimated fair value of the 300,000 options (using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, 4% risk free interest rate, 100% volatility, and term of 3.5 years) is being amortized over the 3 year term of the employment agreement as administrative compensation and benefits.

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

11.   STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2009 and for the three months ended March 31, 2010 follows:

	Stock
	Options	Warrants

Outstanding at December 31, 2008	1,300,000	5,757,500
Granted and issued	-	6,173,334
Exercised	-	-
Forfeited/expired/cancelled	-	(165,000)
Outstanding at December 31, 2009	1,300,000	11,765,834
Granted and issued	-	3,200,000
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at March 31, 2010	1,300,000	14,965,834

Stock options outstanding at March 31, 2010 consist of:

Date	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date
October 1, 2007	100,000	100,000	$0.05	April 1, 2011
October 1, 2007	100,000	100,000	$0.15	April 1, 2011
October 1, 2007	100,000	100,000	$0.75	April 1, 2011
January 1, 2008	1,000,000	-	$0.10 (a)	June 30, 2018

Total	1,300,000	300,000

(a)	Estimated since exercise price is to be determined based on future stock price.

 As of March 31, 2010, there was $52,695 of total unrecognized compensation cost relating to unexpired stock options.  That cost is expected to be recognized $16,413 in 2010, $18,140 in 2011, and $18,142 in 2012.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Warrants outstanding at March 31, 2010 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
July 2, 2007	500,000	500,000	$1.00	July 2, 2012
July 2, 2007	500,000	500,000	$1.50	July 2, 2012
August 27, 2007	550,000	550,000	$1.00	August 27, 2012
August 27, 2007	550,000	550,000	$1.50	August 27, 2012
November 8, 2007	811,250	811,250	$1.00	November 8, 2012
November 8, 2007	811,250	811,250	$1.50	November 8, 2012
March 5, 2008	192,500	192,500	$1.00	March 5, 2013
March 5, 2008	192,500	192,500	$1.50	March 5, 2013
June 10, 2008	27,500	27,500	$1.00	June 10, 2013
June 10, 2008	27,500	27,500	$1.50	June 10, 2013
June 10, 2008	25,000	25,000	$1.00	December 10, 2013
June 10, 2008	25,000	25,000	$1.50	December 10, 2013
June 11, 2008	30,000	30,000	$1.00	December 10, 2013
June 11, 2008	30,000	30,000	$1.50	December 10, 2013
July 2, 2008	110,000	110,000	$1.00	January 2, 2014
July 2, 2008	110,000	110,000	$1.50	January 2, 2014
July 23, 2008	50,000	50,000	$1.00	January 23, 2014
July 23, 2008	50,000	50,000	$1.50	January 23, 2014
August 11, 2008	1,000,000	1,000,000	$1.00	August 11, 2013
June 10, 2009	1,000,000	1,000,000	$0.50	June 10, 2012
July 23, 2009	20,000	20,000	$1.00	July 23, 2014
July 23, 2009	20,000	20,000	$1.50	July 23, 2014
August 12, 2009	1,000,000	1,000,000	$1.00	June 12, 2014
August 12, 2009	1,333,334	1,333,334	$1.50	June 12, 2014
August 19, 2009	1,000,000	1,000,000	$0.01	August 19, 2014
August 19, 2009	1,000,000	1,000,000	$1.50	August 19, 2014
September 14, 2009	200,000	200,000	$1.00	September 14, 2014
September 14, 2009	200,000	200,000	$1.50	September 14, 2014
September 16, 2009	200,000	200,000	$1.00	July 2, 2014
September 16, 2009	200,000	200,000	$1.50	July 2, 2014
January 6, 2010	100,000	100,000	$0.22	January 6, 2015
January 13, 2010	100,000	100,000	$0.23	January 13, 2015
February 8, 2010	500,000	500,000	$1.00	February 8, 2015
February 8, 2010	500,000	500,000	$1.50	February 8, 2015
March 16, 2010	2,000,000	2,000,000	$0.25	March 16, 2015

Total	14,965,834	14,965,834

As of March 31, 2010, there was $77,198 of total unrecognized marketing cost relating to 2,333,334 of the unexpired warrants.  That cost is expected to be recognized $13,791 in 2010, $18,388 in 2011, $18,388 in 2012, $18,388 in 2013, and $8,243 in 2014.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

12.	SUBSEQUENT EVENTS

On April 19, 2010, the Company issued 1,000,000 shares  of common stock and 1,000,000 three year warrants exercisable at $0.20 per share to a lender in satisfaction of a $100,000 past due loan due January 14, 2010.

Also effective April 19, 2010, the Company issued a total of 3,556,350 shares of common stock and 3,556,350 three year warrants exercisable at $0.20 per share to four other lenders in satisfaction of loans due on demand totaling $355,635.

Also effective April 19, 2010, the Company issued 250,000 shares of common stock to a lender in exchange for an extension of the due date of a $110,000 promissory note due March 31, 2010.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is an overview of the important factors that management focuses on in evaluating our business, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Month Period ended March 31, 2010 Compared to the Three Month Period ended March 31, 2009

The following table set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Sales	$266,347	$83,937
Cost of goods sold	162,163	65,361
Gross profit	104,184	18,756
Selling, general and administrative expenses:
Selling, marketing and promotion	268,555	92,425
Administrative compensation and benefits	200,417	181,344
Professional fees	120,171	149,150
Occupancy and warehousing	38,048	76,562
Travel and entertainment	32,424	25,050
Office	5,436	12,515
Licenses and permits	30,145	1,270
Other	8,554	5,207
Total	703,750	543,523
Income (loss) from operations	(599,566)	(524,947)
Interest expense	(163,854)	(198,272)
Income (loss) before income taxes	(763,420)	(723,219)
Income taxes	-	-
Net income (loss)	$(763,420)	$(723,219)
Net income (loss) per common share	$(0.02)	$(29.03)

Weighted Number of common shares outstanding- basic and diluted	45,800,067	24,909

Sales:

Sales increased by approximately $182,410 or 217% from $83,937 for the three month period ended March 31, 2009 to $266,347 for the three month period ended March 31, 2010.  This increase in sales reflects the Company’s re-focus on its celebrity branded products as it directs resources to its organically developed brand portfolio as opposed to the distribution of the products of others.

Cost of goods sold:

Cost of revenue increased by $96,802, or 148%, from $65,361 for the three month period ended March 31, 2009 to $162,163 for the three month period ended March 31, 2010. This increase in COGS is consistent with the increase in sales for the period as the Company shifts its focus and resources towards its organically developed brand portfolio.

Gross profit:

Gross profit increased by $85,608, or 460%, from $18,576 for the three month period ended March 31, 2009 to $104,184 for the three month period ended March 31, 2010 mainly due to the increase in sales as the Company refocuses its resources to its organically developed brands.

Selling, general and administrative expenses:

Selling general and administrative expenses for the three month period ended March 31, 2010 and 2009 were $703,750 and $543,523 respectively, an increase of $160,227 or 29%.

Income (loss) from Operations:

Loss from operations was $599,566 for the three month period ended March 31, 2010 and $524,947 for the three month period ended March 31, 2009.  The increase in the loss from operations for the period resulted from the increase in sales and the increase in expenses, principally the costs associated with stock based compensation expense, as previously described.

Interest Expense:

Interest expense for the three month period ended March 31, 2010 and 2009 was $163,854 and $198,272, respectively, a decrease of $34,418, or 17%. The decrease in interest expense for the period was a result of a rate reset by our largest creditor, and the conversion of convertible debt to equity.

Net Income (loss):

Net loss was $763,420 for the three month period ended March 31, 2010, compared to $723,219 for the three month period ended March 31, 2009, an increase of $40,201, or 6%. The increase in the net loss for the period was a result of decreased sales, increased professional fees incurred relating to financing activities, increased costs associated with stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had negative working capital of $2,564,946 compared to negative working capital of $2,531,288 at March 31, 2009. Our balance of cash and cash equivalents at March 31, 2010 was $2,615.

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

For the three month period ended March 31, 2010, net cash used in operating activities was $(298,880), consisting primarily of losses from operations of $763,420, offset by a non-cash charge for stock-based compensation of $104,029, decreases in receivables of $90,422, decreases in prepaid expenses and other current assets of $90,208, and increases in accrued expenses of $128,125.

Net Cash Used in Investing Activities

For the three month period ended March 31, 2010 and 2009, net cash used in investing activities was $0 and $5,149, respectively.

Net Cash Provided by Financing Activities

For the three month period ended March 31, 2010, funds provided by financing activities amounted to $277,606 resulting from increases of debt.

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

We will still need additional investments in order to continue operations to break even. We are seeking additional investments, but we cannot guarantee that we will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

On October 28, 2009, Contri Spumanti S.P.A., a producer of wine, initiated litigation against us in the Supreme Court of the State of New York County of Suffolk (index # 09-43045). The plaintiff has demanded payment in the amount of $37,516.14 for goods sold by the company. The Court issued a judgment in the amount of the claim. A settlement agreement was reached for the amount claimed for 8 payments of a similar amount commencing April 1, 2010.

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

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On January 6 and 13, 2010, the Company issued a total of 200,000 shares of common stock, 100,000 five year warrants exercisable at $0.22 per share, and 100,000 five year warrants exercisable at $0.23 per share, along with two promissory notes in the amount of $110,000 each (one due March 31, 2010 and one due May 31, 2010), to an investor in exchange for a $200,000 loan.  The fair value of the common stock ($45,000) and warrants ($33,930), along with the $20,000 discount, were recorded as debt discounts, which are being amortized over the terms of the notes as interest expense.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rates of 2.6% and 2.55%, volatility of 100%, and terms of five years.

On January 15 and 25, 2010, the Company issued a total of 152,546 shares of common stock to three investors in satisfaction of a total of $62,500 of convertible debt and approximately $13,773 of accrued interest.

On February 8, 2010, the Company issued 250,000 shares of common stock and 1,000,000 warrants to Tony Siragusa pursuant to the License Agreement described in Note 6 above.

On February 24, 2010, the Company issued 300,000 shares of common stock to CorProminence pursuant to a 45 day consulting agreement dated January 4, 2010. The $69,000 fair value of the common stock at date of issuance was expensed in full in the three months ended March 31, 2010 and included in professional fees.

On March 16, 2010, the Company issued 2,000,000 shares of common stock and 2,000,000 five year warrants exercisable at $0.25 per share to Cresta Capital Strategies pursuant to a one year extension of a consulting agreement. The fair value of the common stock ($350,000) and warrants ($246,000) at date of issuance was capitalized as a prepaid expense (see note 4) and is being amortized over the one year term as professional fees. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 2.37%, volatility of 100%, and term of five years.

On April 19, 2010, the Company issued 1,000,000 shares of common stock and 1,000,000 three year warrants exercisable at $0.20 per share to a lender in satisfaction of a $100,000 past due loan due January 14, 2010.

Also effective April 19, 2010, the Company issued a total of 3,556,350 shares of common stock and 3,556,350 three year warrants exercisable at $0.20 per share to four other lenders in satisfaction of loans due on demand totaling $355,635.

Also effective April 19, 2010, the Company issued 250,000 shares of common stock to a lender in exchange for an extension of the due date of a $110,000 promissory note due March 31, 2010.

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

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On November 25, 2008, the Company issued a$100,000 promissory note with a 45-day duration to a lender. Principal and interest were not paid by the Company when due. The Company plans pay the lender upon the completion of a contemplated capital raise.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of May, 2010.

Iconic Brands, Inc.

By: /s/Richard DeCicco
Richard DeCicco
President, Principal Executive Officer

By: /s/William Blacker
William Blacker
Principal Financial Officer