Form 10-Q
period 2010-06-30
Iconic Brands, Inc.
filed 2010-08-16
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

 ICONIC BRANDS INC.

FORM 10-Q
June 30, 2010

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,283	$23,889
Accounts receivable, net of allowance for doubtful accounts of $35,000 and $35,000, respectively	107,930	254,268
Inventories	419,401	393,811
Prepaid expenses and other current assets	728,439	391,140

Total current assets	1,257,053	1,063,108

Property, plant and equipment, net	5,144	7,273

License agreement costs, net of accumulated amortization of $16,488 and $0, respectively	128,312	—

Restricted cash and cash equivalents	50,000	75,000

Total assets	$1,440,509	$1,145,381

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Current portion of debt	$874,616	$803,064
Accounts payable	1,331,126	1,290,680
Accrued expenses and other current liabilities	1,821,312	1,500,652

Total current liabilities	4,027,054	3,594,396

Long term debt	1,594,244	1,774,944

Total liabilities	5,621,298	5,369,340

Stockholders’ equity (deficiency):

Preferred stock, $.00001 par value; authorized 100,000,000 shares:
Series A, designated 1 share, issued and outstanding 1 and 1 shares, respectively	1	1
Series B, $2.00 per share stated value; designated 1,000,000 shares, issued and outstanding 916,603 and 916,603 shares, respectively	1,833,206	1,833,206
Common stock, $.00001 par value; authorized 100,000,000 shares, issued and committed to be issued and outstanding 52,519,307 and 44,810,411 shares, respectively	525	448
Additional paid-in capital	8,790,988	7,327,955
Retained earnings (deficit)	(14,805,509)	(13,385,569)

Total stockholders’ equity (deficiency)	(4,180,789)	(4,223,959)

Total liabilities and stockholders’ equity (deficiency)	$1,440,509	$1,145,381

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Sales	$338,450	$336,170	$72,103	$252,233

Cost of goods sold	213,527	228,371	51,364	163,010

Gross profit	124,923	107,799	20,739	89,223

Selling, general and administrative expenses:
Selling, marketing and promotion	383,416	123,795	114,861	31,370
Administrative compensation and benefits	414,208	606,498	213,791	425,154
Stock-based compensation issued in connection with merger	—	2,063,411	—	2,063,411
Professional fees	318,645	288,518	198,474	139,368
Occupancy and warehousing	68,555	101,208	30,507	24,646
Travel and entertainment	60,664	36,237	28,240	11,187
Office	16,281	19,776	10,845	7,261
Licenses and permits	31,195	1,670	1,050	400
Other	13,746	23,220	5,192	18,014

Total	1,306,710	3,264,333	602,960	2,720,811

Income (loss) from operations	(1,181,787)	(3,156,534)	(582,221)	(2,631,588)

Interest expense	(238,153)	(572,208)	(74,299)	(373,936)

Income (loss) before income taxes	(1,419,940)	(3,728,742)	(656,520)	(3,005,524)

Income taxes	—	—	—	—

Net income (loss)	$(1,419,940)	$(3,728,742)	$(656,520)	$(3,005,524)

Net income (loss) per common share - basic and diluted	$(0.03)	$(0.76)	$(0.01)	$(0.31)

Weighted average number of common shares outstanding - basic and diluted	48,684,334	4,930,669	51,568,601	9,782,833

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
Six Months Ended June 30, 2010
(Unaudited)

	Series A Preferred Stock, $.00001 par		Series B Preferred Stock, $2.00 stated value		Common Stock, $.00001 par		Additional Paid-In
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2009	1	$1	916,603	$1,833,206	44,810,411	$448	$7,327,955	$(13,385,569)	$(4,223,959)

Issuance of common stock and warrants in connection with $220,000 promissory notes	—	—	—	—	200,000	2	78,928	—	78,930

Issuance of common stock in satisfaction of convertible notes and accrued interest	—	—	—	—	152,546	2	76,271	—	76,273

Issuance of common stock and warrants in connection with License Agreement with Tony Siragusa	—	—	—	—	250,000	2	144,798	—	144,800

Issuance of common stock to consulting firm in February 2010	—	—	—	—	300,000	3	68,997	—	69,000

Issuance of common stock and warrants to consulting firm in March 2010	—	—	—	—	2,000,000	20	595,980	—	596,000

Issuance of common stock in connection with extension of due date of $110,000 promissory note	—	—	—	—	250,000	2	21,398		21,400

Issuance of common stock and warrants in satisfaction of debt and accrued interest	—	—	—	—	4,556,350	46	455,589		455,635

Stock options and warrants compensation expense	—	—	—	—	—	—	21,072	—	21,072
Net loss	—	—	—	—	—	—	—	(1,419,940)	(1,419,940)

Balance at June 30, 2010	1	$1	916,603	$1,833,206	52,519,307	$525	$8,790,988	$(14,805,509)	$(4,180,789)

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(1,419,940)	$(3,728,742)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,129	1,530
Amortization of license agreement costs	16,488	—
Amortization of debt discounts charged to interest expense	178,673	284,177
Stock -based compensation	263,565	2,462,892
Changes in operating assets and liabilities:
Accounts receivable, net	146,338	295,803
Inventories	(25,590)	147,314
Prepaid expenses and other current assets	85,208	247,406
Restricted cash and cash equivalents	25,000	25,000
Accounts payable	40,446	(120,393)
Accrued expenses and other current liabilities	334,433	474,936

Net cash provided by (used in) operating activities	(353,250)	89,923

Cash flows from investing activities:
Property, plant and equipment additions	—	(5,142)

Cash flows from financing activities:
Increases in debt,	529,705	—
Repayment of debt	(199,061)	(194,596)
Sale of common stock	—	100,000

Net cash provided by (used in) financing activities	330,644	(94,596)

Increase (decrease) in cash and cash equivalents	(22,606)	(9,815)

Cash and cash equivalents, beginning of period	23,889	10,970

Cash and cash equivalents, end of period	$1,283	$1,155

Supplemental disclosures of cash flow information:

Interest paid	$—	$231,621

Income taxes paid	$—	$—

Non-cash investing and financing activities:
Issuance of common stock and warrants in connection with $220,000 promissory notes	$78,930	$—
Shares of common stock issued to noteholders in satisfaction of debt and accrued interest	$531,908	$2,203,154
Issuance of common stock and warrants in connection with License Agreement with Tony Siragusa	$144,800	$—
Securities issued to Capstone in connection with Termination Agreement and satisfaction of debt:
Unsecured promissory note	$—	$500,000
Series B preferred note	—	1,833,205
Common Stock	—	500,000
Total	$—	2,833,205

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
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

Effective June 10, 2009, prior to the merger, Harbrew Florida affected a 1-for-1,000 reverse stock split of its common stock, reducing the issued and outstanding shares of common stock from 24,592,160 to 24,909, which includes a total of 317 shares resulting from the rounding of fractional shares.  All share information has been retroactively adjusted to reflect this reverse stock split.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of June 30, 2010, the Company had cash of $1,283, negative working capital of $2,770,001 and a stockholders’ deficiency of $ 4,180,789.  Further, from inception to June 30, 2010, the Company incurred losses of $ 14,805,509.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition as recently launched products mature and brand awareness increases, thereby increasing the profitability of its operations.  Additionally, the Company intends to obtain new financing which will primarily be used to market and promote Danny DeVito’s Premium Limoncello and other new products.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b)  Interim Financial Statements

The unaudited financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the periods ended June 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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
June 30, 2010
(Unaudited)

(c) Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average   number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants, and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per common share are excluded from the calculation.

For the six months ended June 30, 2010 and 2009, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Six Months Ended June 30,
	2010	2009
7% convertible notes and accrued interest	598,296	699,616
10% convertible notes and accrued interest	206,972	291,972
8% convertible note and accrued interest	605,790	—
Series B preferred stock	83,327,545	916,603
Stock Options	300,000	300,000
Warrants	19,522,184	6,637,500
Total	104,560,787	8,845,691

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

3.  INVENTORIES

Inventories consist of:

	June 30 2010	December 31, 2009
Danny DeVito's Premium Limoncello (Liqueur) brand	$10,844	$13,626
Hot Irishman (Irish coffee) brand	125,700	125,718
Glen Master (scotch) brand	108,034	108,470
George Vesselle (champagne) brand	74,966	75,110
YO Vodka	29,946	—
Other	144,037	145,013
Total	493,527	467,937

Reserve for obsolete and slow moving items	(74,126)	(74,126)

Net	$419,401	$393,811

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	June 30 2010	December 31, 2009
Prepaid inventory purchases	$207,476	$297,684
Prepaid stock-based compensation issued to consultant (see note 8)	422,507	—
Royalty advance	60,000	60,000
Other	38,456	33,456

	$728,439	$391,140

5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:

	June 30 2010	December 31, 2009
Vehicles	$27,606	$126,295
Office and warehouse equipment	20,853	20,853

Total	48,459	147,148

Accumulated depreciation	(43,315)	(139,875)
Net	$5,144	$7,273

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

6.    LICENSE AGREEMENT COSTS, NET

At June 30, 2010, license agreement costs, net, consist of:

Fair value of 250,000 shares of common stock,
500,000 5 year warrants exercisable at $1.00 per share, and 500,000 5 year warrants exercisable at $1.50 per share issued in connection with license agreement with Tony Siragusa dated January 15, 2010	$144,800
Accumulated amortization	(16,488)
Net	$128,312

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

7.    DEBT

Debt consists of:

	June 30 2010	December 31, 2009
Due under Discount Factoring Agreement	$—	$85,887
Convertible notes, interest at 7% to 14%, due July 2, 2012 to July 2, 2013,net of unamortized discounts of $29,052 and $52,328, respectively	120,948	160,172
Promissory note, interest at 20%, due January 29, 2009	100,000	100,000
Unsecured promissory note, interest at 7%, due in installments until June 10, 2011	256,546	334,523
Convertible promissory note, interest at 7%, due September 13, 2014, net of unamortized discount of $69,351 and $77,595, respectively	30,649	22,405
Loan payable, interest at 0%, due on demand	163,070	249,000
Loan payable, interest at 12%, due January 14, 2010, net of unamortized discount of $0 and $26,823, respectively	—	73,177
Promissory notes, interest at 13%, due May 31, 2010	220,000	—
Convertible promissory note, interest at 8% (default rate at 22%), due February 7, 2011	60,000	—

Convertible promissory notes, interest at 10% due October 25, 2007 to November 27, 2007	75,000	75,000
Due Donald Chadwell (significant stockholder), interest at 0%, no repayment terms	763,000	763,000
Due Richard DeCicco (officer, director, and significant stockholder) and affiliates, interest at 0%, no repayment terms	679,647	714,844

Total	2,468,860	2,578,008

Less current portion of debt	(874,616)	(803,064)

Long term debt	1,594,244	$1,774,944

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

At June 30, 2010, the debt is due as follows:

Past due	$395,000
Year ending June 30, 2011	479,616
Year ending June 30, 2012	—
Year ending June 30, 2013	150,000
Year ending June 30, 2014	—
Year ending June 30, 2015	100,000
No repayment terms (due two significant stockholders)	1,442,647
Total	2,567,263
Less debt discounts	(98,403)
Net	$2,468,860

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

$325,000 total face value of convertible notes outstanding at June 30, 2010 is convertible into shares of the Company’s common stock at a price of $0.50 per share. The other $60,000 face value of convertible notes outstanding at June 30, 2010 is convertible into shares of the Company’s common stock at a variable conversion price equal to 60% of the Market Price, as defined.

Accrued interest payable on debt (included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets) consisted of:

	June 30 2010	December 31, 2009
Convertible notes, interest at 7%	$49,148	$56,651
Promissory notes, interest at 13%	13,712	—
Convertible note, interest at 8%	579	—
Promissory note, interest at 20%	20,000	10,082
Convertible promissory notes, interest at 10%	28,486	24,767

Total	$111,925	$91,500

8. STOCKHOLDERS’ EQUITY

On June 10, 2009, pursuant to the terms of the Merger Agreement, the Company issued to the designees of Harbrew New York 27,352,301 shares of Common Stock at the Closing.  Of this amount:

1.	24,909 shares were issued to Harbrew Florida stockholders,
2.
19,634,112 shares valued at $1,963,411 were issued to Company management and employees for services, including 15,972,359 shares to the Company’s Chief Executive Officer, 100,000 shares to the Company’s Chief Financial Officer, and 2,586,753 shares to Donald Chadwell,

3.	2,086,973 shares valued at $208,697 were issued to Danny DeVito and affiliates for services,
4.	4,606,307 shares were issued to noteholders in satisfaction of $2,125,625 of debt and $177,529 of accrued interest, and
5.	1,000,000 shares were issued to Capstone as part of the Termination Agreement.

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
June 30, 2010
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
June 30, 2010
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

On April 19, 2010, the Company satisified debt totaling $455,635 through its commitment to issue to the respective 5 creditors a total of 4,556,350 shares of its common stock and 4,556,350 three year warrants exercisable at $0.20 per share.  The Company expects to issue these shares and warrants once it pays its liability to its transfer agent.

On April 19, 2010, the Company agreed to issue to a noteholder 250,000 shares of its common stock in consideration of the noteholder's extension of the due date (from March 31, 2010 to May 31, 2010) of a $110,000 promissory note.  The $21,400 fair value of the common stock at date of commitment was expensed in the three months ended June 30, 2010 and included in interest expense.  The Company expects to issue these shares once it pays its liability to its transfer agent.

On June 22, 2010, 8 stockholders representing a majority of the issued and outstanding shares of common stock approved an amendment to the Company's Articles of Incorporation  to increase the number of authorized shares of common stock from 100,000,000 shares to 2,500,000,000 shares.

9. INCOME TAXES

No provision for income taxes was recorded in the six months ended June 30, 2010 and 2009 since the Company incurred a net loss in these periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of June 30, 2010 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

For the six months ended June 30, 2010 and 2009, rent expense was $46,726 and $72,273, respectively.

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
June 30, 2010
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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

At June 30, 2010, the Company has not yet commenced sales of the product named “The Godfather.”  For the six months ended June 30, 2010, the Company expensed $40,000 (included in selling, marketing and promotion expenses in the consolidated statement of operations) to provide for the ratable accrual of the $400,000 minimum royalties over the 5 year term of the License Agreement.

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

For the six months ended June 30, 2010, the Company calculated net profits from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement.

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
June 30, 2010
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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

11.   STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2009 and for the six months ended June 30, 2010 follows:

	Stock
	Options	Warrants

Outstanding at December 31, 2008	1,300,000	5,757,500
Granted and issued	-	6,173,334
Exercised	-	-
Forfeited/expired/cancelled	-	(165,000)
Outstanding at December 31, 2009	1,300,000	11,765,834
Granted and issued	-	7,756,350
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at June 30, 2010	1,300,000	19,522,184

Stock options outstanding at June 30, 2010 consist of:

Date	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date
October 1, 2007	100,000	100,000	$0.05	April 1, 2011
October 1, 2007	100,000	100,000	$0.15	April 1, 2011
October 1, 2007	100,000	100,000	$0.75	April 1, 2011
January 1, 2008	1,000,000	-	$0.10 (a)	June 30, 2018

Total	1,300,000	300,000

(a)	Estimated since exercise price is to be determined based on future stock price.

 As of June 30, 2010, there was $46,756 of total unrecognized compensation cost relating to unexpired stock options.  That cost is expected to be recognized $10,474 in 2010, $18,140 in 2011, and $18,142 in 2012.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

Warrants outstanding at June 30, 2010 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
July 2, 2007	500,000	500,000	$1.00	July 2, 2012
July 2, 2007	500,000	500,000	$1.50	July 2, 2012
August 27, 2007	550,000	550,000	$1.00	August 27, 2012
August 27, 2007	550,000	550,000	$1.50	August 27, 2012
November 8, 2007	811,250	811,250	$1.00	November 8, 2012
November 8, 2007	811,250	811,250	$1.50	November 8, 2012
March 5, 2008	192,500	192,500	$1.00	March 5, 2013
March 5, 2008	192,500	192,500	$1.50	March 5, 2013
June 10, 2008	27,500	27,500	$1.00	June 10, 2013
June 10, 2008	27,500	27,500	$1.50	June 10, 2013
June 10, 2008	25,000	25,000	$1.00	December 10, 2013
June 10, 2008	25,000	25,000	$1.50	December 10, 2013
June 11, 2008	30,000	30,000	$1.00	December 10, 2013
June 11, 2008	30,000	30,000	$1.50	December 10, 2013
July 2, 2008	110,000	110,000	$1.00	January 2, 2014
July 2, 2008	110,000	110,000	$1.50	January 2, 2014
July 23, 2008	50,000	50,000	$1.00	January 23, 2014
July 23, 2008	50,000	50,000	$1.50	January 23, 2014
August 11, 2008	1,000,000	1,000,000	$1.00	August 11, 2013
June 10, 2009	1,000,000	1,000,000	$0.50	June 10, 2012
July 23, 2009	20,000	20,000	$1.00	July 23, 2014
July 23, 2009	20,000	20,000	$1.50	July 23, 2014
August 12, 2009	1,000,000	1,000,000	$1.00	June 12,2014
August 12, 2009	1,333,334	1,333,334	$1.50	June 12,2014
August 19, 2009	1,000,000	1,000,000	$0.01	August 19, 2014
August 19, 2009	1,000,000	1,000,000	$1.00	August 19, 2014
September 14, 2009	200,000	200,000	$1.00	September 14, 2014
September 14, 2009	200,000	200,000	$1.50	September 14, 2014
September 16, 2009	200,000	200,000	$1.00	July 2, 2014
September 16, 2009	200,000	200,000	$1.50	July 2, 2014
January 6, 2010	100,000	100,000	$0.22	January 6, 2015
January 13, 2010	100,000	100,000	$0.23	January 13, 2015
February 8, 2010	500,000	500,000	$1.00	February 8, 2015
February 8, 2010	500,000	500,000	$1.50	February 8, 2015
March 16, 2010	2,000,000	2,000,000	$0.25	March 16, 2015
April 19,2010	4,556,350	4,556,350	$0.20	April 19, 2013

Total	19,522,184	19,522,184

As of June 30, 2010, there was $72,601 of total unrecognized marketing cost relating to 2,333,334 of the unexpired warrants.  That cost is expected to be recognized $9,194 in 2010, $18,388 in 2011, $18,388 in 2012, $18,388 in 2013, and $8,243 in 2014.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

12.           SUBSEQUENT EVENTS

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

Harbrew New York became our wholly owned subsidiary;

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

On July 9, 2010, The Board of directors approved the execution of a non-binding letter of intent (the “LOI”) by and between Iconic Brands, Inc. and Specialty Beverage and Supplement, Inc. (“SBSI”), a company dedicated to the production, distribution and marketing of functional drinks, energy drinks, sports drinks and wellness beverages, whereby Iconic proposes to purchase the assets and operations of SBSI. The LOI is intended as merely an outline of certain material terms of a proposed transaction and remains subject to, among other things, due diligence, execution of definitive transaction documents, and the satisfaction of customary terms and conditions.

Pursuant to the Letter of Intent, Iconic plans to enter into a definitive agreement to acquire the assets and operations of SBSI. Post-merger, the current operations of Iconic and SBSI will be shifted into two wholly owned subsidiaries of the new public company, one being the alcoholic beverage division, and the other the non-alcoholic beverage division. A third wholly-owned subsidiary will also be created for specialty products.

Immediately prior to or simultaneous with the closing of the transaction proposed by the LOI, Iconic will amend its Articles of Incorporation to increase the number of authorized shares of common stock to 2,500,000,000, and effect a 5-for-1forward split of its issued and outstanding shares of common stock.

RESULTS OF OPERATIONS

Results of Operations for the Six Month Period ended June 30, 2010 Compared to the Six Month Period ended June 30, 2009

The following table set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$338,450	$336,170	$72,103	$252,233

Cost of goods sold	213,527	228,371	51,364	163,010

Gross profit	124,923	107,799	20,739	89,223

Selling, general and administrative expenses:
Selling, marketing and promotion	383,416	123,795	114,861	31,370
Administrative compensation and benefits	414,208	606,498	213,791	425,154
Stock-based compensation issued in connection with merger	-	2,063,411	-	2,063,411
Professional fees	318,645	288,518	198,474	139,368
Occupancy and warehousing	68,555	101,208	30,507	24,646
Travel and entertainment	60,664	36,237	28,240	11,187
Office	16,281	19,776	10,845	7,261
Licenses and permits	31,195	1,670	1,050	400
Other	13,746	23,220	5,192	18,014

Total	1,306,710	3,264,333	602,960	2,720,811

Income (loss) from operations	(1,181,787)	(3,156,534)	(582,221)	(2,631,588)

Interest expense	(238,153)	(572,208)	(74,299)	(373,936)

Income (loss) before income taxes	(1,419,940)	(3,728,742)	(656,520)	(3,005,524)

Income taxes	-	-	-	-

Net income (loss)	$(1,419,940)	$(3,728,742)	$(656,520)	$(3,005,524)

Net income (loss) per common share - basic and diluted	$(0.03)	$(0.76)	$(0.01)	$(0.31)

Weighted average number of common shares
outstanding - basic and diluted	48,684,334	4,930,669	51,568,601	9,782,833

Sales:

Sales increased by approximately $2,280 or 0% from $336,170 for the six month period ended June 30, 2009 to $338,450 for the six month period ended June 30, 2010.  This increase in sales reflects the Company’s re-focus on its celebrity branded products as it directs resources to its organically developed brand portfolio as opposed to the distribution of the products of others.

Cost of goods sold:

Cost of goods sold decreased by $14,844, or 6%, from $228,371 for the six month period ended June 30, 2009 to $213,527 for the six month period ended June 30, 2010. This decrease in COGS is consistent with the increase in sales for the period as the Company shifts its focus and resources towards its organically developed brand portfolio.

Gross profit:

Gross profit increased by $17,124, or 16%, from $107,799 for the six month period ended June 30, 2009 to $124,923 for the six month period ended June 30, 2010 mainly due to the increase in sales as the Company refocuses its resources to its organically developed brands

Selling, general and administrative expenses:

Selling general and administrative expenses for the six month period ended June 30, 2010 and 2009 were $1,306,710 and $3,264,333 respectively, a decrease of $1,957,623 or 60%. The majority of the decrease reflects the expense of stock-based compensation in the year 2009 of $2,063,411.

Income (loss) from Operations:

Loss from operations was $1,181,787 for the six month period ended June 30, 2010 and $3,156,534 for the six month period ended June 30, 2009.  The decrease in the loss from operations for the period resulted from the increase in sales and the decrease in expenses, principally the costs associated with stock based compensation expense, as previously described.

Interest Expense:

Interest expense for the six month period ended June 30, 2010 and 2009 was $238,153 and $572,208, respectively, a decrease of $334,055, or 58%. The decrease in interest expense for the period was a result of a rate reset by our largest creditor, and the conversion of convertible debt and notes to equity.

Net Income (loss):

Net loss was $1,419,940 for the six month period ended June 30, 2010, compared to $3,728,742 for the six month period ended June 30, 2009, a decrease of $2,308,802, or 62%. The decrease in the net loss for the period was a result of increased sales; increased professional fees incurred relating to financing activities, offset by decreased costs associated with stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had negative working capital of $2,770,001 compared to negative working capital of $2,531,288 at December 31, 2009. Our balance of cash and cash equivalents at June 30, 2010 was $1,283.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. In addition, we issued convertible notes and promissory notes to bridge the gap between our primary lender and our working capital requirements. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance higher level of inventories and accounts receivable,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

●	Development of new brands to complement our current celebrity portfolio, and

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

Net Cash Used in Operating Activities

A substantial portion of our available cash has been used to fund operating activities. In general, these cash funding requirements are based on operating losses, driven principally by our sizeable investment in selling and marketing, and general expenses. The business has incurred significant losses since inception.

For the six month period ended June 30, 2010, net cash used in operating activities was $(353,250), consisting primarily of losses from operations of $1,419,940, offset by a non-cash charge for stock-based compensation of $263,565, decreases in receivables of $146,338, decreases in prepaid expenses and other current assets of $85,208, and increases in accrued expenses of $334,433.

Net Cash Used in Investing Activities

For the six month period ended June 30, 2010 and 2009, net cash used in investing activities was $0 and $5,142, respectively.

Net Cash Provided by Financing Activities

For the six month period ended June 30, 2010, funds provided by financing activities amounted to $330,644 resulting from increases of debt.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The following legal actions pertain to the wholly owned subsidiary of Iconic Brands, Inc, Iconic Imports Ltd, formally Harbrew Imports Ltd, unless otherwise noted.

On February 14, 2008, Chester Stewart, an individual, initiated a lawsuit, against Iconic Imports, Ltd. in the State of Connecticut Superior Court (Docket No. D.N. HHD CV08-5018180S) alleging breach of a promissory note in the amount of $100,000. A Judgment was entered in Connecticut, and will be defended when the action is entered in New York.

 On or about July 24, 2008, Elite Marketing Concepts, a wholesale distributor of wine, initiated litigation against Iconic Imports Ltd. in the Supreme Court of New York in Nassau County (Docket No. 08-009338).  The plaintiff has demanded payment in the amount of $32,270 for goods sold and delivered to us by the plaintiff.  On August 15, 2008, we reached an agreement to pay Elite $29,000 in two equal payments.  We paid the first $14,500 and due to non-payment a judgment was issued against us on June 5, 2009 in the amount of $9,679. On May 6, 2009 a payment of $4,129.12 was made bringing the balance to $2,549.88.

On October 23, 2008, Thermo Plastic Tech, Inc., a manufacturer of thermo plastic material, initiated litigation against Iconic Imports, Ltd. in the Superior Court of New Jersey Law Division, Civil Part, Union County (Docket No. UNN-L-3062-08). The plaintiff has demanded payment in the amount of $30,292 for goods sold and delivered to us by the plaintiff. The court issued a judgment against us in the amount of $30,292. A settlement agreement was reached in the amount of $12,500; final releases will be given with the last payment of $2,500 on June 1, 2010, as of this date, the final payment has not been rendered.

On August 5, 2009, the Estate of Mercer K Ellington initiated litigation, against both Iconic Brands, Inc and Iconic Imports, Ltd. claiming the company used the name Duke Ellington without permission. The company has retained counsel, answered all the accusations, and has initiated a counter claim against the estate.

On August 12, 2009, Christina Hsu, a former employee, initiated an action claiming Iconic Imports, Ltd owed wages and consulting services in the amount of $20,000. The company has retained counsel and answered all the pleadings.

On October 28, 2009, Contri Spumanti S.P.A., a producer of wine, initiated litigation against Iconic Imports, Ltd. in the Supreme Court of the State of New York County of Suffolk (index # 09-43045). The plaintiff has demanded payment the amount of $37,516.14 for goods sold by the company. The Court issued a judgment in the amount of the claim. A settlement agreement was reached for the amount claimed for 8 payments of a similar amount commencing April 1, 2010; payments have not been made for the months of May and June. A levy has been placed against the checking account in the name of Iconic Imports, Ltd in the amount of $68,000 (twice the amount of judgment).

On October 29, 2009, Fred and Joseph Scalamandre Real Estate initiated litigation against Iconic Imports, Ltd. claiming non payment of rent in the amount of $238,000 plus interest, fees, and real estate taxes for a specific time period. The company has recognized the total obligation on its books as of December 31, 2009, and has retained counsel.

On November 4, 2009, Toyota Motor Credit Corporation initiated litigation against Iconic Imports, Ltd. in the amount of $17,104.09 claiming a default on the lease of an automobile. The company has retained counsel, and has answered all the pleadings.

On August 5, 2010, Coachman Luxury Transport initiated an action against Iconic Brands, Inc in the amount of $5,000 claiming non payment of monies due for rental of a bus. The company is not contesting the amount due.

On July 19, 2010, Sherwood Suffolk Co initiated an action against Iconic Brands, Inc in the amount of $7,518.56 for non payment of rent for the month of July. As today, the company owes Sherwood Suffolk Co, additional rent for the month of August in the amount of $7,518.56.

We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition or operations. Apart from the legal proceedings noted in the previous paragraphs, we are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 1A. RISK FACTORS.

Not applicable because we are a smaller reporting company.

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

On April 19, 2010 the company satisfied debt totaling $455,635 through its commitment to issue to the 5 creditors a total of 4,556,350 shares of its common stock and 4,556,350 three year warrants exercisable at $0.20 per share. The Company expects to issue these shares and warrants once it pays its liability to its transfer agent.

On April 19, 2010, the Company agreed to issue to a noteholder 250,000 shares of its common stock in consideration of the noteholders extension of the due date (from March 31, 2010 to May 31, 2010) of a $110,000 promissory note. The $21,400 fair value of the common stock at the date of commitment was expensed in the three months ended June 30, 2010 and included interest expense. The Company expects to issue these shares once it pays its liability to its transfer agent.

On June 22, 2010, 8 stockholders representing a majority of the issued and outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 2,500,000,000 shares.

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

ITEM 4.   (REMOVED AND RESERVED).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of August 2010.

Iconic Brands, Inc.

By: /s/Richard DeCicco
Richard DeCicco
President, Principal Executive Officer

By: /s/William Blacker
William Blacker
Principal Financial Officer