Form 10-Q
period 2010-09-30
Iconic Brands, Inc.
filed 2010-12-10
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53162

ICONIC BRANDS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

40 Marcus Boulevard Hauppauge New York 11788
(Address of principal executive offices, including zip code.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,519,307 as of September 30, 2010.

 ICONIC BRANDS INC.

FORM 10-Q

September 30, 2010

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets

Current assets:
Cash	$353	$23,889
Accounts receivable, net of allowance for doubtful accounts of $0 and $35,000, respectively	-	254,268
Inventories	-	393,811
Prepaid stock-based compensation arising out of consulting agreement (Note 9)	273,507	-
Advance to overseas vendor toward purchases of inventories	-	297,684
Prepaid expenses and other current assets (Note 5)	784	93,456

Total current assets	274,644	1,063,108

Property, plant and equipment, net	-	7,273
License agreement costs, net of accumulated amortization of $0 and $0, respectively	-	-
Restricted cash	50,000	75,000

Total assets	$324,644	$1,145,381

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Current portion of debt	$818,481	$803,064
Accounts payable	1,315,107	1,290,680
Accrued expenses and other current liabilities	1,803,283	1,500,652

Total current liabilities	3,936,871	3,594,396

Long term debt	1,636,200	1,774,944

Total liabilities	5,573,071	5,369,340

Stockholders' deficiency:
Preferred stock, $.00001 par value; authorized 100,000,000 shares:	1	1
Series A, designated 1 share, issued and outstanding 1 and 1 shares, respectively
Series B, $2.00 per share stated value; designated 1,000,000 shares, issued and outstanding 916,603 and 916,603 shares, respectively	1,833,206	1,833,206
Common stock, $.00001 par value; authorized 100,000,000 shares, issued and committed to be issued and outstanding 52,519,307 and 44,810,411 shares, respectively	525	448
Additional paid-in capital	8,801,525	7,327,955
Accumulated deficit	(15,883,684)	(13,385,569)

Total stockholders' deficiency	(5,248,427)	(4,223,959)

Total liabilities and stockholders' deficiency	$324,644	$1,145,381

  See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$371,313	$497,549	$32,863	$161,379

Cost of goods sold	235,744	327,947	22,217	99,576

Gross profit	135,569	169,602	10,646	61,803

Selling, general and administrative expenses:
Selling, marketing and promotion	419,250	231,103	35,834	107,308
Administrative compensation and benefits	428,254	841,228	14,046	234,730
Stock-based compensation issued in connection with merger	-	2,063,411	-	-
Professional fees	480,627	389,418	161,982	100,900
Occupancy and warehousing	95,101	133,927	26,546	32,719
Travel and entertainment	62,891	90,707	2,227	54,470
Office	18,452	31,677	2,171	11,901
Licenses and permits	31,878	2,873	683	1,203
Other	16,092	33,179	2,346	9,959

Total	1,552,545	3,817,523	245,835	553,190

Loss from operations	(1,416,976)	(3,647,921)	(235,189)	(491,387)
Interest expense	(264,346)	(590,170)	(26,193)	(17,962)

Loss on write-off of assets seized by lender on defaulted promissory note ( Note 3)	(816,793)	-	(816,793)	-

Loss before Income taxes	(2,498,115)	(4,238,091)	(1,078,175)	(509,349)

Income taxes	-	-	-	-

Net loss	$(2,498,115)	$(4,238,091)	$(1,078,175)	$(509,349)

Net loss per common share - basic and diluted	$(0.05)	$(0.24)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	49,962,659	17,640,565	52,519,307	43,060,356

  See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

Nine Months Ended September 30, 2010

(Unaudited)

	Series A		Series B
	Preferred Stock,		Preferred Stock,		Common Stock,		Additional
	$.00001 par		$2.00 stated value		$.00001 par		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2009	1	$1	916,603	$1,833,206	$44,810,411	$448	$7,327,955	$(13,385,569)	$(4,223,959)

Issuance of common stock and
warrants in connection
with $220,000 promissory notes	-	-	-	-	200,000	2	78,928	-	78,930

Issuance of common stock in
satisfaction of convertible
notes and accrued interest	-	-	-	-	152,546	2	76,271	-	76,273

Issuance of common stock and
warrants in connection with
License Agreement with
Tony Siragusa	-	-	-	-	250,000	2	144,798	-	144,800

Issuance of common stock to
consulting firm in
February 2010	-	-	-	-	300,000	3	68,997	-	69,000

Issuance of common stock and
warrants to consulting firm in
March 2010	-	-	-	-	2,000,000	20	595,980	-	596,000

Issuance of common stock in
connection with extension of due
date of $110,000 promissory note	-	-	-	-	250,000	2	21,398	-	21,400

Issuance of common stock and
warrants in satisfaction of debt
and accrued interest	-	-	-	-	4,556,350	46	455,589	-	455,635

Stock options and warrants
compensation expense	-	-	-	-	-	-	31,609	-	31,609

Net loss	-	-	-	-	-	-	-	(2,498,115)	(2,498,115)

Balance at September 30, 2010	1	$1	916,603	$1,833,206	52,519,307	$525	$8,801,525	$(15,883,684)	$(5,248,427)

                                                                                                                                                                          See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,498,115)	$(4,238,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on write-off of assets seized by lender on defaulted promissory note ( Note 3), less $1,552 cash reduction	815,191	-
Depreciation	3,033	1,538
Amortization of license agreement costs	25,538	-
Amortization of debt discounts charged to interest expense	185,938	268,125
Stock-based compensation	423,101	2,474,965
Changes in operating assets and liabilities:
Accounts receivable, net	226,574	383,197
Inventories	(62,758)	233,084
Prepaid expenses and other current assets	151,272	6,665
Restricted cash and cash equivalents	25,000	25,000
Accounts payable	24,427	(117,590)
Accrued expenses and other current liabilities	302,631	610,969

Net cash used in operating activities	(378,168)	(352,138)

Cash flows from investing activities:
Property, plant and equipment additions	-	(5,150)

Cash flows from financing activities:
Increases in debt, net	661,067	310,000
Repayment of debt	(306,435)	(332,807)
Sale of Units of common stock and warrants, net of placement costs	-	445,000

Net cash provided by financing activities	354,632	422,193

Increase (decrease) in cash	(23,536)	64,905

Cash beginning of period	23,889	10,970

Cash end of period	$353	$75,875

Supplemental disclosures of cash flow information:

Interest paid	$23,190	$248,470

Income taxes paid	$-	$-

Non-cash financing activities:

Issuance of common stock and warrants in connection with $220,000 promissory notes	$78,930	$-

Shares of common stock issued to noteholders in satisfaction of debt and accrued interest	$531,908	$2,453,801

Issuance of common stock and warrants in connection with License Agreement with Tony Siragusa	$144,800	$-
Securities issued to Capstone in connection with
Termination Agreement and satisfaction of debt:
Unsecured promissory note	$-	$500,000
Series B preferred stock	-	1,833,205
Common stock	-	500,000

Total	$-	$2,833,205

  See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2010

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

On August 20, 2010 (see Note 11), the company and Seven Cellos LLC terminated the License Agreement relating to the distribution of an alcoholic beverage known as “Danny DeVito’s Premium Limoncello”. In the nine months ended September 30, 2010, this brand accounted for approximately 96% of total sales.

On August 20, 2010 (see Notes 3 and 8), Capstone Capital Group I, LLC, a holder of a Promissory Note with a then remaining balance of approximately $190,000, delivered a Formal Notice of Default to the Company demanding payment of the balance on or before September 1, 2010. On September 16, 2010, Capstone delivered a Notification of Disposition of Collateral to the Company notifying the Company of its attachment of the Collateral (including accounts receivable, inventories, equipment, and contract rights) and its intent to sell the Collateral to the highest qualified bidder in a public sale on September 28, 2010.

On September 14, 2010 (see Note 11), the Second District Court of Suffolk County New York issued a Warrant of Eviction removing the Company from its Lindenhurst, New York office.

Iconic Brands, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of September 30, 2010, the Company’s wholly owned subsidiary Iconic Imports had its assets taken by the secured lender Capstone Capital Group I, LLC in satisfaction of their promissory note which had been defaulted on by Iconic Imports, Inc., leaving negative working capital of $3,662,227 and a stockholders’ deficiency of $5,248,427.  Further, from inception to September 30, 2010, the Company incurred losses of $15,883,684.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by reorganizing and introducing new products.  Additionally, the Company intends to obtain new financing which will primarily be used to market and promote other new products.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b)  Interim Financial Statements

The unaudited financial statements as of September 30, 2010 and for the nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments,  necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the periods ended September 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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

September 30, 2010

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

For the nine months ended September 30, 2010 and 2009, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	2010	2009
7% convertible notes and accrued interest	607,023	602,274
10% convertible notes and accrued interest	210,712	195,754
8% convertible note and accrued interest	6,115,726	-
Series B preferred stock owned by Capstone Capital Group I LLC (See notes 3, 8, and 9)	294,775,044	5,092,239
Stock Options	300,000	200,000
Warrants	19,522,184	11,810,834
Total	321,530,689	17,901,101

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

Iconic Brands, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

3. LOSS ON WRITEOFF OF ASSETS ATTACHED BY LENDER ON DEFAULTED PROMISSORY NOTE

On September 16, 2010 (see Notes 1 and 8), Capstone Capital Group I, LLC, delivered a Notification of Disposition of Collateral to the Company notifying the Company of its attachment of the Collateral securing the defaulted promissory Note and its intent to sell the Collateral to the highest qualified bidder in a public sale on September 28, 2010. To date, Capstone has not notified the Company of the proceeds of such sale, if any, that may reduce the outstanding balance due Capstone of $190,411 at September 30, 2010.  Accordingly, the Company has recognized a default loss of $816,793 in the three months ended September 30, 2010, equal to the carrying value of the respective Collateral assets at September 16, 2010, as follows:

Cash	$1,552
Accounts receivable, net	27,694
Inventories	456,569
Advances to overseas vendor toward purchase of inventories	207,476
Property, plant, and equipment, net	4,240
License agreement costs, net	119,262
Total	$816,793

At such time as the amount of the offsettable proceeds from the disposition of the collateral becomes known, the Company will decrease the debt due Capstone and will decrease the default loss recorded.

4.  INVENTORIES

Inventories consist of:
	September 30,	December 31,
	2010	2009

Danny DeVito's Premium Limoncello ( Liqueur) brand	$-	$13,626
Hot Irishman (Irish coffee) brand	-	125,718
Scotch Whiskey	-	108,470
George Vesselle ( champagne) brand	-	75,110
Other	-	145,013
Sub-total	-	467,937

Reserve for slow moving	-	(74,126)

Total	$-	$393,811

On September 16, 2010, the Company wrote off inventories totaling $456,569 pursuant to the attachment of Collateral (see Note 3)

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:
	September 30,	December 31,
	2010	2009
Royalty advance	$-	$60,000
Other	784	33,456
	$784	$93,456
On September 16, 2010, the Company wrote off advances to overseas vendors toward purchase of inventories of $207,476 pursuant to the seizure of collateral (see Note 3).

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:

	September 30,	December 31,
	2010	2009

Vehicles	$-	$126,295
Office and warehouse equipment	-	20,853

Total	-	147,148

Accumulated depreciation	-	(139,875)

Net	$-	$7,273

 On September 16, 2010, the Company wrote off property, plant, and equipment, net of $4,240 pursuant to the attachment of Collateral (see Note 3).

Iconic Brands, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

7.    LICENSE AGREEMENT COSTS, NET

License agreement costs, net, changed in the nine months ended September 30, 2010 as follows:

Fair value of 250,000 shares of common stock,
500,000 5 year warrants exercisable at $1.00 per share, and
500,000 5 year warrants exercisable at $1.50 per share
Issued in connection with license agreement with
Tony Siragusa dated January 15, 2010.	$ 144,800
Amortization for the period January 15, 2010 to September 16, 2010	(25,538)
Write-off of balance pursuant to the attachment of Collateral on September 16, 2010 (see Note 3)	(119,262)

Balance, September 30, 2010	$ -

As more fully described in Note 11, the Company entered into a four year License Agreement with Tony Siragusa on January 15, 2010 in connection with the use of Tony Siragusa’s name relating to the sale of YO Vodka.  The fair value of the common stock ($50,000) and warrants ($94,800) at January 15, 2007 was capitalized and was being amortized over the four year term of the License Agreement as selling, marketing and promotion expenses.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 2.44%, volatility of 100%, and term of five years.

8.    DEBT

Debt consists of:

		September 30,	December 31,
		2010	2009
Due under Discount Factoring Agreement	(A) $	-	$85,887
Convertible notes, interest at 7% to 14% due
July 2, 2012 to July 2, 2013,net of unamortized
discounts of $25,909 and $52,328,respectively	(B)	124,091	160,172
Promissory note, interest at 20%, due January 29, 2009		100,000	100,000
Secured promissory note, Payable to Capstone Capital Group I, LLC
interest at 7% was due in installments until June 10, 2011-	(A)	190,411	334,523
defaulted/collateral seized (See Note 3)
Convertible promissory note, interest of 7%, due September 13,2014,
net of unamortized discount of $65,229 and $77,595, respectively	(B)	34,771	22,405
Loan payable, interest at 0%, due on demand		173,070	249,000
Loan payable, interest at 12%, due January 14, 2010
net of unamortized discount of $0 and $26,823, respectively		-	73,177
Promissory notes, interest at 13%, due May 31, 2010		220,000	-
Convertible promissory note, interest at 8% ( default rate at 22%)
due February 7, 2011	(B)	60,000	-
Convertible promissory notes, interest at 10%
due October 25, 2007 to November 27, 2007	(B)	75,000	75,000
Due Donald Chadwell (5% stockholder at September 30, 2010)
interest at 0%, no repayment terms.		763,000	763,000
Due Richard DeCicco (officer, director, and 30% stockholder at September 30, 2010)
and affiliates, interest at 0%, no repayment terms		714,338	714,844

Total		$2,454,681	$2,578,008

Less current portion of debt		(818,481)	(803,064)

Long term debt		$1,636,200	$1,774,944

Iconic Brands, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

At September 30, 2010, the debt is due as follows:

Past due	$585,411
Year ending September 30, 2011	233,070
Year ending September 30, 2012	-
Year ending September 30, 2013	150,000
Year ending September 30, 2014	100,000
Year ending September 30, 2015	-
No repayment terms ( due two significant
stockholders)	1,477,338
Total	2,545,819
Less debt discounts	(91,138)
Net	$2,454,681

(A)  On January 22, 2007 the company entered into a Purchase order Financing Agreement with a term of two years that provided for advances of credit from Capstone Capital Group I, LLC (the "Secured Party") to the company.  Among other things, the agreement provided for fees to the Secured Party equal to 2.5% for the first 30 days (or part thereof) that each advance was outstanding and 1.25% for every 14 days (or part thereof) that such advance remained outstanding. On June 10, 2009, the Company entered into a termination agreement with Capstone (the “Termination Agreement”) whereby Capstone agreed to forgive the $2,833,205 balance owed it under the Purchase Order Financing Agreement in exchange for: (i) a $500,000 7% unsecured promissory note (the “Promissory Note”); (ii) 1,000,000 shares of Common Stock; (iii) $1,833,205 worth of Series B Preferred Stock; and (iv) a 3-year warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.50 per share.  The Promissory Note was payable in 24 monthly installments of $10,000 commencing July 10, 2009, $100,000 on or before June 10, 2010, and the remaining $160,000 on or before June 10, 2011.  If the Company closes a financing prior to maturity of the Promissory Note, up to 50% of the proceeds are to be used to prepay the remaining balance of the Promissory Note. The Discount Factoring Agreement was dated January 22, 2007 and provides for financing of certain Company accounts receivable by Capstone Business Credit, LLC (the “Factor”).  Among other things, the agreement provides for commissions to the Factor equal to 2% for the first 30 days (or part thereof) that each such account receivable is outstanding and 1% for every 14 days (or part thereof) thereafter that such account receivable remains outstanding. Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense in the accompanying consolidated statements of operations.

At September 30, 2010, Capstone holds 916,603 shares of Series B Preferred Stock which, based on the volume weighted average price per share for the preceding 20 trading days, are convertible into 294,775,044 shares of the company common stock.

On August 20, 2010 (see Notes 1 and 3), the secured Party delivered a Formal Notice of Default to the Company demanding payment of the $190,411 balance on or before September 1, 2010. On September 16, 2010, the Secured Party delivered a Notification of Disposition of Collateral to the Company notifying the Company of its attachment of the Collateral (including accounts receivable, inventories, equipment, and contract rights) and intent to sell the Collateral to the highest qualified bidder in a public sale on September 28, 2010. To date, the Secured Party has not notified the Company of the proceeds of such sale, if any, that may reduce the outstanding balance due the Secured Party. At such time as the amount of the offsettable proceeds from the disposition of the Collateral becomes known, the Company will decrease the debt due Capstone.

(B)  $325,000 total face value of convertible notes outstanding at September 30, 2010 is convertible into shares of the Company’s common stock at a price of $0.50 per share. The other $60,000 face value of convertible notes outstanding at September 30, 2010 is convertible into shares of the Company’s common stock at a variable conversion price equal to 60% of the Market Price, as defined.

Accrued interest payable on debt (included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets) consisted of:

	September 30	December 31,
	2010	2009

Convertible notes, interest at 7%	$53,512	$56,651
Promissory note, interest at 13%	23,250	-
Convertible note, interest at 8%	1,157
Promissory note, interest at 20%	24,986	10,082
Convertible promissory notes, interest at 10%	30,356	24,767

Total	$133,261	$91,500

9. STOCKHOLDERS’ EQUITY

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

September 30, 2010

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

On February 8, 2010, the Company issued 250,000 shares of common stock and 1,000,000 warrants to Tony Siragusa pursuant to the License Agreement described in Note 7 above.

On February 24, 2010, the Company issued 300,000 shares of common stock to CorProminence pursuant to a 45 day consulting agreement dated January 4, 2010.  The $69,000 fair value of the common stock at date of issuance was expensed in full in the three months ended March 31, 2010 and included in professional fees.

Iconic Brands, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

On March 16, 2010, the Company issued 2,000,000 shares of common stock and 2,000,000 five year warrants exercisable at $0.25 per share to Cresta Capital Strategies pursuant to a one year extension of a consulting agreement.  The fair value of the common stock ($350,000) and warrants ($246,000) at date of issuance was capitalized as a prepaid expense (see note 5) and is being amortized over the one year term as professional fees.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 2.37%, volatility of 100%, and term of five years.

On April 19, 2010, the Company satisfied debt totaling $455,635 through its commitment to issue to the respective 5 creditors a total of 4,556,350 of its common stock and 4,556,350 three year warrants exercisable t $0.20 per share. The Company expects to issue these shares and warrants once it pays its liability to its transfer agent.

On April 19, 2010, the Company agreed to issue to a noteholders 250,000 shares of its common stock in consideration of the noteholders extension of the due date ( from March 31, 2010 to May 31,2010) of a $110,000 promissory note. The $21,400 fair value of the common stock at date of commitment was expensed in the three months ended June 30, 2010 and included interest expense. The Company expects to issue these shares once it pays its liability to its transfer agent.

On June 22, 2010, 8 shareholders representing a majority of the issued and outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 2,500,000,000 shares.

10. INCOME TAXES

No provision for income taxes was recorded in the nine months ended September 30, 2010 and 2009 since the Company incurred a net loss in these periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of September 30, 2010 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

11. COMMITMENTS AND CONTINGENCIES

Lease – Company Evicted from Facility

The Company occupied its facilities in Freeport, New York up until March 2009 under a month to month agreement at a monthly rent of $14,350.  In March 2009, the Company moved its facilities to Lindenhurst, New York pursuant to a three year lease agreement providing for annual rentals ranging from $85,100 to $90,283.  Provided certain conditions were met, the Company had an option to renew the lease for an additional two years at annual rentals ranging from $92,991 to $95,781. On September 14, 2010, the Second District Court of Suffolk County issued a Warrant of Eviction removing the Company from its facilities.

For the nine months ended September 30, 2010 and 2009, rent expense was $69,639and $99,115, respectively.

Licensing Agreements

Danny DeVito Brand – On April 26, 2007 and as amended November 1, 2007, the Company entered into an exclusive License Agreement with Seven Cellos, LLC (“DDV”), pursuant to which the Company was granted a limited license of certain rights in and to Danny DeVito’s name, likeness and biography for use by the Company in connection with the Danny DeVito Premium Limoncello brand. The term of the Agreement was to continue through perpetuity unless otherwise terminated. In consideration for the license, the Company agreed to pay royalties as follows: 9a) 5% of Net Profits (as defined) to Behr Abrahamson & Kaller, LLP (“BAK”), (b) a payment of 50% of the remaining Net Profits to DDV after the payment described above; and (c) a payment of 2% of Net Profits to Sichenzia Ross Friedman Ference LLP after payment of 50% of Net Profits to DDV.

On August 20, 2010, the Company and DDV terminated the License Agreement. In the nine months ended September 30, 2010, the Danny DeVito Premium Limoncello brand accounted for approximately 96% of total sales.

For the periods presented, the Company calculated cumulative “Net Profits” from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement.  The Termination Agreement provides that DDV has not waived or otherwise prejudiced any of its rights with respect to the Company's past conduct with respect to the brand, including DDV's right to accrued and unpaid royalties based upon its right to inspect Company records and conduct an audit of the Company reported agreement defined net profit.

Godfather Brand - On June 12, 2009, Iconic Imports, Inc., the wholly-owned subsidiary of the Company, entered into a merchandising license agreement (the “License Agreement”) with Paramount Licensing Inc. (“PLI”) granting Iconic Imports the non-exclusive right to use the title of the theatrical motion picture “The Godfather” in connection with the development, importation, marketing, and distribution of an Italian organic vodka and Scotch whiskey throughout the United States. Under the terms of the License Agreement, which has a term of 5 years ending on June 30, 2014 and may be extended to June 30, 2019 upon certain conditions unless it is sooner terminated, the Company agreed to pay PLI a royalty fee of five percent (5%) and guarantee a total of $400,000 in royalties due as follows; (1) $60,000 as an advance payment due upon signing of the License Agreement, (2) $100,000 due on or before November 1, 2010, (3) $100,000 due on or before November 1, 2011, and (4) $140,000 due on or before November 1, 2012. In addition, PLI was granted warrants to purchase shares of the Company’s common stock in substantially the same form as other warrants previously issued, which is (a) a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share; and (b) a five-year warrant to purchase 1,333,334 shares of our common stock at an exercise price of $1.50 per share. On August 12, 2009, the Company paid $60,000 to PLI as the advance royalty due under the License Agreement. The License Agreement became effective on this date as the advance payment was a condition precedent to the effectiveness of the License Agreement.

Iconic Brands, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

At September 30, 2010, the Company has not yet commenced sales of the product named “The Godfather”.  For the nine months ended September 30, 2010 and 2009, the Company expensed $60,000 and $20,000, respectively (included in selling, marketing and promotion expenses in the consolidated statement of operations) to provide for the ratable accrual of the $400,000 minimum royalties over the 5 year term of the License Agreement. The second royalty payment of $100,000 due on November 1, 2010 has not been paid.  At September 30, 2010, the Company has included $40,000 of accrued minimum royalties ($100,000 minimum royalties accrued for the 15 months from July 2009 to September 2010 less the $60,000 advance royalty paid August 12, 2009) in accrued expenses and the other current liabilities in the consolidated balance sheet.

Tony Siragusa Brand – On January 15, 2010, we entered into an exclusive License Agreement with Tony Siragusa, pursuant to which we were granted a limited license to certain rights in and to Tony Siragusa’s name, likeness and biography for use by us in connection with Tony Siragusa’s YO Vodka.  The term of the agreement is four (4) years.  In consideration for the license, we agreed to distribute net profits of the venture as follows: 42.5% to the Company, 42.5% to the licensor, 10% to William Morris Endeavor Entertainment, LLC and 5% to Brian Hughes.  In addition, we issued 250,000 shares of the Company’s common stock, 5 year warrants to purchase 500,000 shares of our Common Stock at a price of $1.00 per share, and 5 year warrants to purchase 500,000 shares of our Common Stock at a price of $1.50 per share.  Tony Siragusa agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12 months period, the duration of each will not exceed six days.  A condition precedent to Tony Siragusa’s performance under the agreement is our applying for a trademark for the brand name “YO Vodka”, with Licensor being designated as a 50% co-owner of such trademark.  We applied for the trademark on March 9, 2010 (trademark application number 77747523), which application is currently being reviewed by the U.S. Patent and Trademark Office.

For the nine months ended September 30, 2010, the Company calculated net profits from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement. As of this date, the product has not been introduced to the market.  Under the License Agreement, Tony Siragusa has the right to terminate the agreement, upon 10 days written notice to the Company, if the Company fails to launch the distribution of and secure availability to the general public of the beverage throughout the United States prior to June 1, 2010.  The License Agreement does not provide for financial penalties that would be accruable by the Company in the event of a default.

Chief Executive Officer Employment Agreement - On January 23, 2008, the Company entered into an employment agreement with its chief executive officer Richard DeCicco.  The agreement provides for a term of 5 years, commencing on January 1, 2008.  The term can be extended by a written agreement of the parties.  The agreement provides for annual compensation ranging from $265,000 to $350,000.  In addition, if the Company enters into an agreement and further sells any brand in the Company’s portfolio, Mr. DeCicco will receive 5% of such sale.  Mr. DeCicco is also entitled to incentive bonus compensation, stock and/or options in accordance with Company policies established by the Board of Directors.  The agreement provides for the grant of a non-qualified ten year option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price which shall represent a discount to the market price. Mr. DeCicco has the right to terminate the agreement upon 60 days notice to the Company for any reason.  Pursuant to the terms of the agreement, if Mr. DeCicco is absent from work because of illness or incapacity cumulatively for more than 2 months in addition to vacation time in any calendar year, the Company may terminate the agreement upon 30 days written notice.  The agreement also provides that the agreement may be terminated upon 90 days notice to Mr. DeCicco if: (A) there is a sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (B) there is a sale, exchange or disposition of 50% of the outstanding shares of the Company’s outstanding stock; (C) the Company terminates its business or liquidates its assets; or (D) there is a merger or consolidation of the Company in which the Company’s shareholders receive less than 50% of the outstanding voting shares of the new or continuing corporation. Mr. DeCicco shall be entitled to severance pay in the amount of 2 years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances.

Iconic Brands, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

Former Chief Financial Officer Employment Agreement - On October 1, 2007, the Company entered into an employment agreement with its chief financial officer William Blacker.  The agreement provides for a term of 3 years, commencing on October 1, 2007.  The term can be extended by a written agreement of the parties.  The Company agreed to issue options to purchase shares of its common stock to Mr. Blacker if and when the common stock becomes publicly traded, as follows: (A) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (B) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (C) on October 1, 2009, 100,000 options at an exercise price of $0.75 per share.  Pursuant to the terms of the agreement, Mr. Blacker is to receive an annual salary of $150,000.  Mr. Blacker has the right to terminate the agreement upon 60 days notice to the Company for any reason.  The agreement further provides that if the agreement is terminated for any reason other than willful malfeasance by Mr. Blacker, Mr. Blacker shall be entitled to receive severance pay in the amount of 6 months or the balance of the agreement’s term of existence, whichever is greater, and shall receive all benefits under the agreement. Mr. Blacker resigned September 15, 2010.

The $16,850 estimated fair value of the 300,000 options (using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, 4% risk free interest rate, 100% volatility, and term of 3.5 years) is being amortized over the 3 year term of the employment agreement as administrative compensation and benefits.

Litigation – The Company is party to a variety of legal proceedings that arise in the normal course of business.  We accrue for these items as losses become probable and can be reasonably estimated.  While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will have a material adverse effect on the Company’s consolidated results of operations and financial position.

 Unless otherwise noted, the following legal actions pertain to Iconic Imports, Inc, (formally Harbrew Imports, Ltd.,)

On February 14, 2008, Chester Stewart, an individual, initiated a lawsuit, against Iconic Imports, Inc. in the State of Connecticut Superior Court (Docket No. D.N. HHD CV08-5018180S) alleging breach of a promissory note in the amount of $100,000. A Judgment was entered in Connecticut, and will be defended when the action is entered in New York.

 On or about July 24, 2008, Elite Marketing Concepts, a wholesale distributor of wine, initiated litigation against Iconic Imports Ltd. in the Supreme Court of New York in Nassau County (Docket No. 08-009338).  The plaintiff has demanded payment in the amount of $32,270 for goods sold and delivered to us by the plaintiff.  On August 15, 2008, we reached an agreement to pay Elite $29,000 in two equal payments.  We paid the first $14,500 and due to non-payment a judgment was issued against us on June 5, 2009 in the amount of $9,679. On May 6, 2009 a payment of $4,129.12 was made bringing the balance to $2,549.88, as of this date, the final payment has not been rendered.

On October 23, 2008, Thermo Plastic Tech, Inc., a manufacturer of thermo plastic material, initiated litigation against Iconic Imports, Ltd. in the Superior Court of New Jersey Law Division, Civil Part, Union County (Docket No. UNN-L-3062-08). The plaintiff has demanded payment in the amount of $30,292 for goods sold and delivered to us by the plaintiff. The court issued a judgment against us in the amount of $30,292. A settlement agreement was reached in the amount of $12,500; final releases will be given with the last payment of $2,500 due June 1, 2010. To date, the final payment has not been rendered.

On August 5, 2009, the Estate of Mercer K Ellington initiated litigation, against both Iconic Brands, Inc. and Iconic Imports Inc. claiming the company used the name Duke Ellington without permission. The company has retained counsel, answered all the accusations, and has initiated a counter claim against the estate.

On August 12, 2009, Christina Hsu, a former employee, initiated an action claiming Iconic Imports, Inc. owed wages and consulting services in the amount of $20,000. The company has retained counsel and answered all the pleadings.

On October 28, 2009, Contri Spumanti S.P.A., a producer of wine, initiated litigation against Iconic Imports, Inc. in the Supreme Court of the State of New York County of Suffolk (index # 09-43045). The plaintiff has demanded payment in the amount of $37,516.14 for goods sold by the company. The Court issued a judgment in the amount of the claim. A settlement agreement was reached for the amount claimed for 8 payments of a similar amount commencing April 1, 2010; payments have not been made for the months of May and June. A levy has been placed against the checking account in the name of Iconic Imports, Ltd in the amount of $68,000 (twice the amount of judgment).

On October 29, 2009, Fred and Joseph Scalamandre Real Estate initiated litigation against Iconic Imports, Inc. claiming non payment of rent in the amount of $238,000 plus interest, fees, and real estate taxes for a specific time period. The company has recognized the total obligation on its books as of September 30, 2010, and has retained counsel.

On November 4, 2009, Toyota Motor Credit Corporation initiated litigation against Iconic Imports, Inc. in the amount of $17,104.09 claiming a default on the lease of an automobile. The company has retained counsel, and has answered all the pleadings.

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

On September 14, 2010, Sherwood Suffolk was given a warrant of eviction by the Second District Court of Suffolk County, and Sherwood Suffolk presented the warrant to the Sheriff of Suffolk County to enforce. In addition to the warrant of eviction, the court awarded a judgment in the amount of $16,256.73 to Sherwood Suffolk Co.

On September 16, 2010, Capstone Capital Group LLC notified the Company that in accordance with the Formal Notice of Default dated August 20, 2010 , Capstone is exercising its right to attach and sell all the collateral referred to in the promissory note between the parties. The collateral consists of: all inventory, all equipment, machinery, fixtures, vehicles, furnishings, general intangibles, including trademarks, trade names, and anything else owned by Harbrew Imports Ltd, the predecessor name of Iconic Imports, Inc.

We believe that these matters will have a material adverse effect on our financial condition and operations.

 Apart from the legal proceedings noted in the previous paragraphs, we are not party to any legal proceedings, nor are we aware of any other contemplated or pending legal proceedings against us.

Iconic Brands, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

12.   STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2009 and for the nine months ended September 30, 2010 follows:

	Stock Options	Warrants

Outstanding at December 31, 2008	1,300,000	5,757,500

Granted and issued	-	6,173,334
Exercised	-	-
Forfeited/expired/cancelled	-	(165,000)
Outstanding at December 31, 2009	1,300,000	11,765,834

Granted and issued	-	7,756,350
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at September 30, 2010	1,300,000	19,522,184

Stock options outstanding at September 30, 2010 consist of:

Date	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date
October 1, 2007	100,000	100,000	$0.05	April 1, 2011
October 1, 2007	100,000	100,000	$0.15	April 1, 2011
October 1, 2007	100,000	100,000	$0.75	April 1, 2011
January 1, 2008	1,000,000	-	$0.10 (a)	June 30, 2013

Total	1,300,000	300,000

(a)       Estimated since exercise price is to be determined based on future stock price.

 As of September 30, 2010, there was $40,817of total unrecognized compensation cost relating to unexpired stock options.  That cost is expected to be recognized $4,535 in 2010, $18,140 in 2011, and $18,142 in 2012.

Iconic Brands, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

Warrants outstanding at September 30, 2010 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
July 2, 2007	500,000	500,000	$1.00	July 2, 2012
July 2, 2007	500,000	500,000	$1.50	July 2, 2012
August 27,2007	550,000	550,000	$1.00	August 27,2012
August 27,2007	550,000	550,000	$1.50	August 27,2012
November 8 2007	811,250	811,250	$1.00	November 8 2012
November 8 2007	811,250	811,250	$1.50	November 8 2012
March 5, 2008	192,500	192,500	$1.00	March 5, 2013
March 5, 2008	192,500	192,500	$1.50	March 5, 2013
June 10, 2008	27,500	27,500	$1.00	June 10, 2013
June 10, 2008	27,500	27,500	$1.50	June 10, 2013
June 10, 2008	25,000	25,000	$1.00	December 10, 2013
June 10, 2008	25,000	25,000	$1.50	December 10, 2013
June 11, 2008	30,000	30,000	$1.00	December 10, 2013
June 11, 2008	30,000	30,000	$1.50	December 10, 2013
July 2, 2008	110,000	110,000	$1.00	January 2, 2014
July 2, 2008	110,000	110,000	$1.50	January 2, 2014
July 23, 2008	50,000	50,000	$1.00	January 23, 2014
July 23, 2008	50,000	50,000	$1.50	January 23, 2014
August 11, 2008	1,000,000	1,000,000	$1.00	August 11, 2013
June 10, 2009	1,000,000	1,000,000	$0.50	June 10, 2012
July 23, 2009	20,000	20,000	$1.00	July 23, 2012
July 23, 2009	20,000	20,000	$1.50	July 23, 2012
August 12, 2008	1,000,000	1,000,000	$1.00	June 12, 2009
August 12, 2008	1,333,334	1,333,334	$1.50	June 12, 2009
August 19, 2009	1,000,000	1,000,000	$0.01	August 19, 2014
August 19, 2009	1,000,000	1,000,000	$1.00	August 19, 2014
September 14, 2009	200,000	200,000	$1.00	September 14. 2014
September 14, 2009	200,000	200,000	$1.50	September 14. 2014
September 16,2009	200,000	200,000	$1.00	July 2, 2012
September 16,2009	200,000	200,000	$1.50	July 2, 2012
January 6, 2010	100,000	100,000	$0.22	January 4, 2015
January 13, 2009	100,000	100,000	$0.23	January 13, 2015
February 8, 2010	500,000	500,000	$1.00	February 8, 2015
February 8, 2010	500,000	500,000	$1.50	February 8, 2015
March 16,2010	2,000,000	2,000,000	$0.25	March 16,2015
April 19, 2010	4,556,350	4,556,350	$0.20	April 14, 2013

Total	19,522,184	19,522,184

As of September 30, 2010, there was $68,004 of total unrecognized marketing cost relating to 2,333,334 of the unexpired warrants.  That cost is expected to be recognized $4,597 in 2010, $18,388 in 2011, $18,388 in 2012, $18,388 in 2013, and $8,243 in 2014.

Iconic Brands, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

13.          SUBSEQUENT EVENTS

Operations of Iconic Imports, Inc

        As a result of the eviction notice by the landlord Sherwood Suffolk and the concurrent attaching of its assets by the secured lender Capstone Capital Group I, LLC, Iconic Imports Inc. is not operational and will need to reorganize in order to continue. Iconic Brands, Inc. is in the process of relocating to 40 Marcus Boulevard, Hauppauge NY 11788.

License Agreements:

        Iconic Imports, Inc,’s Merchandising License with Paramount Licensing Inc. calls for a second payment of $100,000 on     November 1, 2010. As of this date, the payment has not been made.

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

This letter of intent was terminated by both parties (8K filing)

RESULTS OF OPERATIONS

Results of Operations for the Nine Month Period ended September 30, 2010 Compared to the Nine Month Period ended September 30, 2009

The following table set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

Iconic Brands, Inc. and Subsidiary Consolidated Statements of Operations (Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$371,313	$497,549	$32,863	$161,379
Cost of goods sold	235,744	327,947	22,217	99,576
Gross profit	135,569	169,602	10,646	61,803
Selling, general and administrative expenses:
Selling, marketing and promotion	419,250	231,103	35,834	107,308
Administrative compensation and benefits	428,254	841,228	14,046	234,730
Stock-based compensation issued in connection with merger	-	2,063,411	-	-
Professional fees	480,627	389,418	161,982	100,900
Occupancy and warehousing	95,101	133,927	26,546	32,719
Travel and entertainment	62,891	90,707	2,227	54,470
Office	18,452	31,677	2,171	11,901
Licenses and permits	31,878	2,873	683	1,203
Other	16,092	33,179	2,346	9,959

Total	1,552,545	3,817,523	245,835	553,190
Loss from operations	(1,416,976)	(3,647,921)	(235,189)	(491,387)
Interest expense	(264,346)	(590,170)	(26,193)	(17,962)
Loss on writeoff of assets seized by lender on defaulted promissory note ( Note 3)	(816,793)	-	(816,793)	-
Loss before income taxes	(2,498,115)	(4,238,091)	(1,078,175)	(509,349)
Income taxes	-	-	-	-
Net loss	$(2,498,115)	$(4,238,091)	$(1,078,175)	$(509,349)
Net loss per common share - basic and diluted	$(0.05)	$(0.24)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	49,962,659	17,640,565	52,519,307	43,060,356

See notes to consolidated financial statements.

Sales:

Sales decreased by $ 126,236 or 25% from $ 497,549 for the nine month period ended September 30, 2009 to $ 371,313 for the nine month period ended September 30, 2010. The decrease in sales for the nine months reflects the company’s inability to raise capital and support its brands.

Cost of goods sold:

Cost of goods sold decreased by $92,203, or 28%, from $ 327,947 for the nine month period ended September 30, 2009 to $ 235,744 for the nine month period ended September 30, 2010. This decrease in COGS is consistent with the decrease in sales for the period as the Company could not raise sufficient funds to support its business.

Gross profit:

Gross profit decreased by approximately $34,000 or 20%, from $169,602 for the nine month period ended September 30, 2009 to $135,569 for the nine month period ended September 30, 2010 mainly due a decrease in sales and cost of goods sold.

Selling, general and administrative expenses:

Selling general and administrative expenses for the nine month period ended September 30, 2010 and 2009 were $1,552,545 and $3,817,523 respectively, a decrease of $2,264,978 or, 59%. The majority of the decrease reflects the expense of stock-based compensation paid in the year 2009 of $2,063,411.

Income (loss) from Operations:

Loss from operations was $1,416,976 for the nine month period ended September 30, 2010 and $3,647,921 for the nine month period ended September 30, 2009. The decrease in the loss from operations for the period results from the decrease in sales, offset  by the decrease in expenses, principally the costs associated with the stock based compensation expense, as previously described.

Interest Expense:

Interest expense for the nine month period ended September, 2010 and 2009 was $264,346 and $590,170, respectively, a decrease of $ 326,824, or 55%. The decrease in interest expense for the period was a result of a rate reset by our largest creditor, and the conversion of convertible debt, and notes to equity.

Loss incurred on write-off of assets seized on defaulted promissory note:

On August 20, 2010, the secured lender served the company with a formal notice of default, with a deadline of September 1, 2010 to pay in full all amounts outstanding on the promissory note originally referred to in the Termination Agreement dated June 5, 2009. As a result of the company not being able to satisfy the demand, Capstone Capital Group I LLC, on September 16, 2010 served the company with a Notification of Disposition of Collateral. Accordingly the book value of all the collateral referred to in the Termination Agreement of June 5, 2009 between Iconic Imports, Inc, the wholly owned subsidiary of Iconic Brands, Inc. have been written off against the debt of Capstone Capital Group I LLC, giving rise to the charge for the period of $816,793 (Note 3). Final determination of the loss, and or possible recovery will be made when the assets are liquidated and a final accounting is rendered by Capstone Capital Group I, LLC.

Net Income (loss):

Net loss was $ 2,498,115 for the nine month period ended September 30, 2010, compared to $4,238,091 for the nine month period ended September 30, 2009, a decrease of $1,739,976 or 41%. The decrease in the net loss for the period was a result of the culmination of all the reasons previously described.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had negative working capital of $3,662,227 compared to negative working capital of $2,531,288 at December 31, 2009. Our balance of cash and cash equivalents at September 30, 2010 was $35,300.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. In addition, we issued convertible notes and promissory notes to bridge the gap between our primary lender and our working capital requirements. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term.

• An increase in working capital requirements to finance higher level of inventories and accounts receivable,
• Addition of administrative and sales personnel as the business grows,

•         Increased in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets.

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

For the nine month period ended September 30, 2010, net cash used in operating activities was $378,168, consisting primarily of losses from operations of $2,498,115, offset by a non-cash charge for stock-based compensation of $423,101 decreases in receivables of $226,574, decreases in prepaid expenses and other current assets of $151,272, and increases in accrued expenses of $302,631

Net Cash Used in Investing Activities

For the nine month period ended September 30, 2010 and 2009, net cash used in investing activities was $0 and $5,150 respectively.

Net Cash Provided by Financing Activities

For the nine month period ended September, 2010, funds provided by financing activities amounted to $354,632 resulting from increases of debt.

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

By adjusting our operations and development to the level of capitalization, we believe we will have sufficient capital resources to meet projected cash flow deficits.  However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

 See insert for updates

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

On September 14, 2010, Sherwood Suffolk was given a warrant of eviction by the Second District Court of Suffolk County, and Sherwood Suffolk presented the warrant to the Sheriff of Suffolk County to enforce. In addition to the warrant of eviction, the court awarded a judgment in the amount of $16,256.73 to Sherwood Suffolk Co.

On September 16, 2010, Capstone Capital Group LLC notified the Company that in accordance with the Formal Notice of Default dated August 20, 2010 (subject of 8k filing), Capstone is exercising there right to attach and sell all the collateral referred to in the promissory note between the parties. The collateral consists of: all inventory, all equipment, machinery, fixtures, vehicles, furnishings, general intangibles, including trademarks, trade names, and anything else owned by Harbrew Imports Ltd, the predecessor name of Iconic Imports, Inc.

We believe that these matters will have a material adverse effect on our financial condition and operations.

and. Apart from the legal proceedings noted in the previous paragraphs, we are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

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

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On November 25, 2008, the Company issued a $100,000 promissory note with 45-day duration to a lender. Principal and interest were not paid by the Company when due.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this____  day of  2010.

Iconic Brands, Inc.

By: /s/Richard DeCicco
Richard DeCicco
President, Principal Executive Officer