Form 10-Q/A
period 2010-09-30
Iconic Brands, Inc.
filed 2011-01-05
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

c/o David Lubin & Associates, PLLC 10 Union Avenue Suite 5 Lynbrook, New York 11563
(Address of principal executive offices, including zip code.)

516-887-8200
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,519,307 as of December 30, 2010.

 EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three month period ended September 30, 2010 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission on December 10, 2010, solely to include Exhibits 31 and 32, which were inadvertently omitted from the Original Form 10-Q. Except as described above, no other amendments have been made to the Original Form 10-Q.  All other Items of the Original Form 10-Q are unaffected by this Amendment.  This Amendment does not reflect events occurring after December 10, 2010 or modify or update the disclosure contained in the Original Form 10-Q in any way other than as set forth above.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31	Certification of Principal Executive, Financial and Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of the Chief Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 30th day of December, 2010.

Iconic Brands, Inc.

By: /s/Richard DeCicco
Richard DeCicco
President, Principal Executive, Financial and Accounting Officer

EXHIBIT 31

CERTIFICATION OF

PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Richard DeCicco, certify that:

1.      I have reviewed the Quarterly Report on Form 10-Q/A of Iconic Brands, Inc., a Nevada corporation, for the quarter ended September 30, 2010;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.      The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.      Disclosed in this report any change in registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

 Date: December 30, 2010

By: /s/Richard DeCicco
Richard DeCicco
President, Principal Executive, Financial and Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Richard DeCicco, the President, Chief Executive Officer, Treasurer and Director of Iconic Brands, Inc. (the “Registrant”), certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q/A of the Registrant for the quarter ended September 30, 2010 (the “Report”):

(1)	fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: December 30, 2010

By: /s/Richard DeCicco
Richard DeCicco
President, Principal Executive, Financial and Accounting Officer