Form 10-K/A
period 2009-12-31
Iconic Brands, Inc.
filed 2011-01-18
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-147755

ICONIC BRANDS, INC.
(Name of small business issuer in its charter)

NEVADA	13-4362274
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Union Avenue, Suite 5 Lynbrook, New York 11563	11757
(Address of principal executive offices)	(Zip Code)

(516) 887-8200
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☐

There is no established public trading market for our common stock.

On January 13, 2011, the Company has 52,519,307 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The purpose of this Amended Annual Report on Form 10-K/A is to amend Part I Items 1 and 4, Part II Items 5 and 7, Part III Items 10, 11 and 13, Part IV Item 15, Signatures, and Exhibits 31 and 32 (together, the “Amended Items”) of our Annual Report on Form 10-K for the period ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2010 (the “Original 10-K”)

The Amended Items have been amended and restated in their entirety to respond to comments issued by the Securities and Exchange Commission and to supplement and clarify previous disclosures.  Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original 10-K on April 16, 2010 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our filings with the SEC subsequent to the filing of the Original 10-K.

No other changes have been made to the Original 10-K.

PART I

ITEM 1.    BUSINESS

Iconic Brands, Inc., formerly Paw Spa, Inc. (“Iconic Brands”), was incorporated in the State of Nevada on October 21, 2005. Our plan was to provide mobile grooming and spa services for cats and dogs. Our services were going to include bathing, hair cutting and styling, brushing/combing, flea and tick treatments, nail maintenance and beautification, ear cleaning, teeth cleaning, hot oil treatments, and massage. We did not have any business operations and failed to generate any revenues.  We abandoned this business, as we lacked sufficient capital resources.  On June 10, 2009, the Company acquired Harbrew Imports, Ltd. (“Harbrew New York”), a New York corporation incorporated on September 8, 1999 which was a wholly owned subsidiary of Harbrew Imports, Ltd. Corp. (“Harbrew Florida”), a Florida corporation incorporated on January 4, 2007.  On the Closing Date, pursuant to the terms of the Merger Agreement, the Company issued to the designees of Harbrew New York 27,352,301 shares of our Common Stock at the Closing, or approximately 64% of the 45,510,301 shares outstanding subsequent to the merger.  After the merger, Harbrew New York continued as the surviving company under the laws of the state of New York and became the wholly owned subsidiary of the Company.

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

Danny DeVito’s Premium Limoncello

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

Glen Master Single Malt Scotch Whisky

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

St. Andrews “The Champion” Whisky

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

Bench 5 and Bench 15 Premium Scotch Whisky

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

Create each brand, its placement and value in the marketplace;

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

On January 15, 2010, we entered into an exclusive License Agreement with Tony Siragusa, pursuant to which we were granted a limited license to certain rights in and to Tony Siragusa’s name, likeness and biography for use by us in connection with Tony Siragusa’s YO Vodka.  The term of the agreement is four (4) years.  In consideration for the license, we agreed to distribute net profits of the venture as follows: 42.5 % to the company, 42.5% to the licensor, 10% to William Morris Endeavor Entertainment, LLC and 5% to Brian Hughes.  In addition, we issued 250,000 shares of the company’s common stock, and warrants to purchase 500,000 shares of our Common Stock at a price of $1.00, and a warrant to purchase 500,000 shares of our Common Stock at a price of $1.50. Tony Siragusa agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12-month period, the duration of which will not exceed six days.  A condition precedent to Tony Siragusa’s performance under the agreement is our applying for a trademark for the brand name “Yo Vodka,” with Licensor being designated as a 50% co-owner of such trademark. We applied for the trademark on March 9, 2010 (trademark application number 77747523), which application is currently being reviewed by the U.S. Patent and Trademark Office.

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

ITEM 1A.	RISK FACTORS

The Company is a smaller reporting company, as defined by Rule 229.10(f) and need not comply with the requirements of this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

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

ITEM 4.	(REMOVED AND RESERVED)

None.

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have three classes of equity securities: (i) common stock, par value $.00001 per share, 44,810,411 shares of which were outstanding as of December 31, 2009, (ii) Series A preferred stock, par value $.00001 per share of which 1 share was outstanding as of December 31, 2009, and (iii) Series B preferred stock, stated value $2.00 per share of which 916,603 shares were outstanding as of December 31, 2009.

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

Dividends

We have not declared dividend on our common stock during the last two fiscal years or the subsequent interim period nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following unregistered securities were issued by the Company during the past three years:

On January 15, 2008, the Company issued a total of 125 shares of common stock each to Michael H. Ference and Richard A. Freeman in consideration for legal services rendered, valued in the aggregate amount of $25,000.

On July 14, 2008, the Company issued a total of 1,600 shares of the Company’s common stock to Bentley Asset Invesment Group, Inc, and New Century Capital Consultants, Inc. (the “Consultants”), , pursuant to Consulting Agreements between the Company and the Consultants, in consideration for services rendered, valued in the amount of $160,000.

On August 8, 2008, the Company issued 2,731 shares of common stock to its Richard J. DeCicco, its Chief Executive Officer in consideration of services rendered, valued in the amount of $273,096.

On August 8, 2008, the Company issued a total of 1,050 shares of common stock to The DeVito  Family Trust DTD and the DeVito Children’s Trust of 1988 in consideration of services rendered, valued in the amount of $105,000.

On August 11, 2008, the Company issued 2,000 shares of the it’s common stock to MLF Group, LLC, a consulting firm pursuant the Financial Consulting Agreement dated July 31, 2008 between MLF Group LLC and the Company, in consideration for services rendered valued in the amount of $200,000.

Pursuant to the Merger Agreement, On June 10, 2009, the Company issued 27,352,301 shares of common stock to the designees of Harbrew New York.  Of this amount:

1)	24,909 shares were issued to Harbrew Florida stockholders;

2)
19,634,112 shares of common stock were issued to Company management and personnel for services rendered, including 15,972,359 shares to the Richard J. DeCicco, the Company’s Chief Executive Officer, 100,000 shares to the William Blacker the Company’s Chief Financial Officer, and 2,586,753 shares to Donald Chadwell. The estimated value of the services rendered is $1,963,411 and 850,000 shares to eight employees, and 125,000 shares to a law firm,

3)	2,086,973 shares of common stock valued at $208,697 were issued to Danny DeVito and affiliates for services;

4)	4,606,307 shares of common stock were issued to noteholders in satisfaction of $2,125,625 of debt and $177,529 of accrued interest; and

5)
1,000,000 shares of common stock were issued to Capstone as part of the Termination Agreement dated June 5, 2009, between the Harbrew Imports Ltd and Capstone Business Credit LLC and Capstone Capital Group, LLC.

Pursuant to the terms of the Merger Agreement, the Company issued 1 share of Series A Preferred Stock valued at $100,000 to Richard J. DeCicco, the Company’s Chief Executive Officer for services rendered, valued in the amount of $100,000.  The 1 share of Series A Preferred Stock entitles the holder to two (2) votes for every share of Common Stock deemed outstanding and has no conversion or dividend rights.

All securities issued pursuant to the Merger Agreement were issued based on an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to the terms of the Termination Agreement dated June 5, 2009, between the Harbrew Imports Ltd and Capstone Business Credit LLC and Capstone Capital Group, LLC, the Company issued 916,603 shares of Series B Preferred Stock valued at $1,833,206 to Capstone Capital Group I, LLC. Each share of the Series B Preferred Stock has a liquidation preference of $2.00 per share, has no voting rights, and is convertible into one share of Common Stock at the lower of (1) $2.00 per share or, (2) the volume weighted average price per share for the 20 trading days immediately prior to the conversion date.

In the three months ended September 30, 2009, a total of $122,500 of debt and $28,147 of accrued interest was converted into a total of 300,110 shares of Company common stock.

On August 19, 2009, we completed a private placement offering in the aggregate amount of $500,000 from an accredited investor through the sale of (a) 1,000,000 shares of its common stock, par value $0.0001, with a per share purchase price of $0.50 per share; (b) a Class I Common Stock Purchase Warrant to purchase an aggregate of 100% of the number of shares of our common stock at an exercise price of $1.00 per share, exercisable for a period of five years; and (c) a Class J Common Stock Purchase Warrant to purchase an aggregate of 100% of the number of shares of our common stock at an exercise price of $1.50 per share, exercisable for a period of five years. Proceed from the sale of the securities were used for working capital purposes.

On October 6, 2009, the Company issued 1,000,000 shares of its common stock to Brady Middleditch, pursuant to a one month Consulting Agreement for financial services, valued in the amount of $200,000.

Subsequent Issuances of Common Stock

On January 6 and 13, 2010, the Company issued a total of 200,000 shares of common stock, 100,000 five year warrants exercisable at $0.22 per share, and 100,000 five year warrants exercisable at $0.23 per share, along with two promissory notes in the amount of $110,000 each (one due March 31, 2010 and one due May 31, 2010), to Marvin Mermelstein in exchange for a $200,000 loan.  The fair value of the common stock ($45,000) and warrants ($33,930), along with the $20,000 discount, were recorded as debt discounts, which are being amortized over the terms of the notes as interest expense.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rates of 2.6% and 2.55%, volatility of 100%, and terms of five years.

On January 15 and 25, 2010 the Company issued 152,546 shares of common stock, and 250,000 warrants to three accredited investors pursuant to convertible promissory notes, in the aggregate amount of $62,500 plus accrued interest of $13,773. The notes were converted at the rate of $0.50 per share and the warrants were exercised at the price of $$1.00 and $1.50.

Pursuant to the Exclusive License Agreement dated January 15, 2010, between the Company and Tony Siragusa, the Company was granted a limited license to certain rights in and to Tony Siragusa’s name, likeness and biography for use by the Company in connection with Tony Siragusa’s YO Vodka. In consideration for such uses, the Company issued 250,000 shares of its common stock, warrants to purchase 500,000 shares of our Common Stock at an exercise price of $1.00 per share, and warrants to purchase 500,000 shares of our Common Stock at an exercise price of $1.50. We did not generate any proceeds from the issuance of the securities.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

On February 24, 2010, the Company issued 300,000 shares of common stock to CorProminence LLC, in consideration for services rendered pursuant to the Consulting Agreement dated January 4, 2010. The $69,000 fair value of the common stock at date of issuance was expensed in full in the three months ended March 31, 2010 and included in professional fees.

On March 16, 2010, the Company issued 2,000,000 shares of common stock to Cresta Capital Strategies LLC in consideration for services rendered pursuant to a one year extension of the Consulting Agreement dated March 16, 2010. The fair value of the common stock ($350,000) and warrants ($246,000) at date of issuance was capitalized as a prepaid expense (see note 4) and is being amortized over the one year term as professional fees. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 2.37%, volatility of 100%, and term of five years.

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

ITEM 6.	SELECTED FINANCIAL DATA

The Company qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

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

On June 10, 2009, Merger Sub, Harbrew Florida, Harbrew New York and we entered into a Merger Agreement which resulted in Harbrew New York becoming our wholly owned subsidiary (the “Merger”).  The Merger was accomplished by means of a Merger Agreement in which Harbrew New York merged with and into Merger Sub and each share of Harbrew’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into one share of Iconic Brands’ common stock.  Under the terms of the Merger Agreement, Harbrew New York became our wholly owned subsidiary and each share of Harbrew’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into one share of Iconic Brands’ common stock

Prior to the merger on June 10, 2009, we had no assets, liabilities, or business operations.  Accordingly, the merger has been treated for accounting purposes as a recapitalization by the accounting acquirer, Harbrew New York, and the financial statements reflect the assets, liabilities, and operations of Harbrew New York from its inception on September 8, 1999 to June 10, 2009 and us thereafter.  References to our company are with respect to Harbrew New York to June 10, 2009 and us thereafter.

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

 Our brands include, among others, Danny DeVito’s Premium Limoncello, Glen Master Single Malt Scotch Whisky, St. Andrews “The Champion” Whisky, Bench 5 and Bench 15 Premium Scotch Whisky. Our objective is to continue building a distinctive portfolio of global premium and celebrity brands. We have shifted our focus from a volume-oriented approach to a profit-centric focus. To achieve this, we continue to seek to:

•
increase revenues from existing brands. We are focusing our existing distribution relationships, sales expertise and targeted marketing activities to concentrate on our more profitable brands by expanding our domestic and international distribution relationships to increase the mutual benefits of concentrating on our most profitable brands, while continuing to achieve brand recognition and growth and gain additional market share for our brands within retail stores, bars and restaurants, and thereby with end consumers;

•
improve value chain and manage cost structure. We have undergone a comprehensive review and analysis of our supply chain and cost structure both on a company-wide and brand-by-brand basis. We further intend to map, analyze and redesign our purchasing and supply systems to reduce costs in our current operations and achieve profitability in future operations;

•
selectively add new premium brands to our portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and acquisitions to selectively expand our premium brand portfolio, particularly by capitalizing on and expanding our already demonstrated partnering capabilities. Our criteria for new brands focuses on underserved areas of the beverage alcohol marketplace, while examining the potential for direct financial contribution to our company and the potential for future growth based on development and maturation of agency brands. We will evaluate future acquisitions and agency relationships on the basis of their potential to be immediately accretive and their potential contributions to our objectives of becoming profitable and further expanding our product offerings. We expect that future acquisitions, if consummated, would involve some combination of cash, debt and the issuance of our stock; and

•
cost containment. We have taken significant steps to reduce our costs. Even though we had a significant increase in selling, general and administrative expense, which was the direct result of the stock based compensation issued in connection with the Merger, during the year ended December 2009, the Company had a reduction in expenses relating to administrative, compensation and benefits, occupancy and warehousing, travel and entertainment, and permits. Efforts to reduce expenses further continue. In particular, all brand expenditures with the exception of Limoncello have been either curtailed or eliminated. This practice will continue until additional equity is raised for the Company.

Operations overview

We generate revenue through the sale of our products to our network of wholesale distributors or, in control states, state-owned agencies, and to retail outlets. In the U.S., our sales price per case includes excise tax and import duties, which are also reflected in a corresponding increase in our cost of sales. Most of our international sales are sold “in bond”, with the excise taxes paid by our customers upon shipment, thereby resulting in lower relative revenue as well as a lower relative cost of sales, although some of our United Kingdom sales are sold “tax paid”, as in the United States. The difference between sales and net sales principally reflects adjustments for various distributor incentives.

Our gross profit is determined by the prices at which we sell our products, our ability to control our cost of sales, the relative mix of our case sales by brand and geography and the impact of foreign currency fluctuations. Our cost of sales is principally driven by our cost of procurement, bottling and packaging, which differs by brand, as well as freight and warehousing costs. [We purchase certain products, such as the Limoncello and Scotch Whiskey, as finished goods. For other products, such as the planned Siragusa Vodka,, we will purchase the components, including the distilled spirits, bottles and packaging materials, and have arrangements with third parties for bottling and packaging. U.S. sales typically have a higher absolute gross margin than in other markets, as sales prices per case are generally higher in the U.S. than elsewhere, in addition, domestically sourced components do not have the disadvantage of a weak US dollar versus the cost of sourcing from the EEC.

Selling expense principally includes advertising and marketing expenditures and compensation paid to our executive officers and sales personnel. Our selling expense, as a percentage of sales and per case, is higher than that of our competitors because of our brand development costs, and level of marketing expenditures  versus our relatively small base of case sales and sales volumes. However, we believe that maintaining an infrastructure capable of supporting future growth is the correct long-term approach for us.

While we expect the absolute level of selling expense to increase in the coming years, we expect selling expense as a percentage of revenues and on a per case basis to decline, as our volumes expand and our sales team sells a larger number of brands.

General and administrative expense relates to corporate and administrative functions that support our operations and includes administrative payroll, occupancy and related expenses and professional services. We expect general and administrative expense in fiscal 2010 to decrease from fiscal 2009 primarily due to the reduction in stock based compensation and other expenses, as we continue to control core spending. We expect our general and administrative expense as a percentage of sales to decline due to economies of scale.

We expect to increase our case sales in the U.S. and internationally over the next several years through organic growth, and through the extension of our product line via line extensions, acquisitions and distribution agreements. We will seek to maintain liquidity and manage our working capital and overall capital resources during this period of anticipated growth to achieve our long-term objectives, although there is no assurance that we will be able to do so.

Our growth strategy is based upon partnering with other brands, acquiring smaller and emerging brands and growing existing brands. To identify potential partner and acquisition candidates we plan to rely on our management’s industry experience and our extensive network of industry contacts. We also plan to maintain and grow our U.S. and international distribution channels so that we are more attractive to spirits companies who are looking for a route to market for their products. With respect to foreign and small private and family-owned spirits brands, we will continue to be flexible and creative in the structure and form of our proposals and present an alternative to the larger spirits companies.

We intend to finance our brand acquisitions through a combination of our available cash resources, bank borrowings and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Additionally, the pursuit of acquisitions and other new business relationships may require significant management attention. We may not be able to successfully identify attractive acquisition candidates, obtain financing on favorable terms or complete these types of transactions in a timely manner and on terms acceptable to us, if at all.

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

Revenue recognition

We recognize revenue from product sales when the product is shipped to a customer (generally a distributor), title and risk of loss has passed to the customer in accordance with the terms of sale (FOB shipping point or FOB destination) and collection is reasonably assured. We do not offer a right of return but will accept returns if we shipped the wrong product or wrong quantity. Revenue is not recognized on shipments to control states in the United States until such time as product is sold through to the retail channel.

Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on historical experience and the aging of the related accounts receivable.

Inventory valuation
Our inventory, consists of finished bottles of distilled spirits, cases of wine, and packaging. The inventory is valued at the lower of cost or market (first in first out method), using the weighted average cost method. We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reduction to the carrying value of inventories is recorded in cost of goods sold.

Stock-based awards

We follow current authoritative guidance regarding stock-based compensation, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values on the date of grant. Stock based compensation for fiscal year 2009 and 2008 was $2,714,868 and $640,873, respectively. We used the Black-Scholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during fiscal year 2009 and 2008 are included in note 2 to our consolidated financial statements.

Fair value of financial instruments

ASC 825, “Financial Instruments” (“ASC 825”), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. Except for long term debt, we believe that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short-term maturity of these instruments, or with respect to the debt, as compared to the current borrowing rates available to us .

Results of Operations

Results of Operations for the Year ended December 31, 2009 Compared to the Year ended December 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008
Sales	$773,555	$1,565,520

Cost of goods sold	613,494	1,163,042

Gross profit	160,061	402,478

Selling, general and administrative expenses:
Selling, marketing and promotion	331,306	455,700
Administrative compensation and benefits	860,275	1,327,161
Stock-based compensation issued in connection with merger	2,272,108	-
Professional fees	692,062	492,492
Occupancy and warehousing	155,793	233,187
Travel and entertainment	115,787	227,670
Office	36,678	40,741
Licenses and permits	4,315	37,254
Other	40,764	39,979

Total	4,509,088	2,854,184

Income (loss) from operations	(4,349,027)	(2,451,706)

Other income	98,411	-
Interest expense	(656,818)	(1,227,627)

Income (loss) before income taxes	(4,907,434)	(3,679,333)

Income taxes	-	-

Net income (loss)	$(4,907,434)	$(3,679,333)

Net income (loss) per common share - basic and diluted (as restated - See note 11)	$(0.13)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted (as restated - See Note 11)	36,613,416	27,347,383

Sales:

Sales decreased by $791,965, or 50.6%, from $1,565,520 for the prior year ended December 31, 2008 to $773,555 for the period year ended December 31, 2009.  The decrease in sales was a direct result of the Company inability to raise sufficient capital to market, promote and distribute it products. As a result of having limited funds available for working capital purposes, the Company shifted its focus and available resources from marketing, promoting and distributing the products of other manufacturers to marketing, promoting and distributing its celebrity branded products, such as the Danny DeVito’s Premium Limoncello, Glen Master Scotch,and its other organically developed brands.

 Cost of goods sold:

Cost of goods sold decreased by $549,548, or 47.2%, from $1,163,042 for the period ended December 31, 2008 to $613,494 for the period ended December 31, 2009. This decrease in COGS is consistent with the decrease in sales for the period as the Company shifts its focus and resources towards its celebrity and organically developed brands.

Gross profit:

Gross profit decreased by $242,417, or 60.2%, from $402,478 for the period ended December 31, 2008 to $160,061 for the period ended December 31, 2009 mainly due to the decrease in sales as the Company refocuses its resources to its celebrity and organically developed brands.

Selling, general and administrative expenses:

Selling general and administrative expenses for the years ended December 31, 2009 and 2008 were $4,509,088 and $2,854,184, respectively, an increase of $1,654,904, or 60.0%, primarily due to the increase in professional fees incurred in connection with financing activities and stock-based compensation in connection with the merger. Included in selling, general and administrative expenses are selling, marketing and promotion expenses in the amount of $331,306, which reflects a decrease of $124,394 for the period ended December 31, 2009 from $455,700 for the prior year ended;  administration, compensation and benefits which decreased to $860,275 for the period ended December 31, 2009 from $1,327,161 for the prior year ended; stock-based compensation of $2,272,108 for the period ended December 31, 2009 as compared to $640,873 for the prior year ended; professional fees which increased to $692,062 for the period ended December 31, 2009 from $492,492 for the prior year ended and were the result of expenses relating to the merger; occupancy and warehousing expense which decreased to $155,793 for the period ended December 31, 2009 from $233,187 for the prior year ended; travel and entertainment, which decreased from $115,787 for the period ended December 31, 2009 from $227,670 for the prior year ended and were the result of the reduction in executives’ travel schedules and the diminished opportunities to market and promote the Company’s products; office expenses decreased to $36,678 for the period ended December 31, 2009 from $37,254 for the prior year ended as a result of  implementing cost controls; license and permit significantly decrease during the period ended December 31, 2009 to 4,315 from $37,254 for the prior year ended, primarily because of the Company’s refocus in marketing its own organically branded products; and other expenses also increased marginally to $40,764 for the period ended December 31, 2009  from $39,797 for the prior year ended.

Income (loss) from Operations:

Loss from operations was $4,349,027 for the period ended December 31, 2009 and $2,451,706 for the prior year ended. We have implemented cost containment measures during the fiscal year 2009 and we are now focused on our celebrity and organically branded products and we expect growth of these products.  The 77.4% increase in the loss from operations for the period resulted from the decrease in sales and the increase in expenses as previously described, primarily resulting from stock based compensation in connection with the merger in the amount of $2,272,108.

Interest Expense:

Interest expense for the period ended December 31, 2009 and 2008 was $656,818 and $1,227,627, respectively, a decrease of $570,809, or 46.5%. The decrease in interest expense for the period was a result of a rate reset by our largest creditor, and by converting and exchanging our convertible debts for equity during the fiscal year 2009.

Net Income (loss):

Net loss was $4,907,434 for the period ended December 31, 2009, compared to $3,679,333 for the period ended December 31, 2008, an increase of $1,228,101, or 33.4%. The slight increase in the net loss for the period was a result of decreased sales, professional fees incurred relating to financing activities, and an interest rate reset by our largest creditor.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. For the year ended December 31, 2009, we had a net loss of $4,907,434, and used cash of $538,842 in operating activities. As of December 31, 2009, we had an accumulated deficit of $13,385,569.

On August 19, 2009, we completed a private placement offering in the aggregate amount of $500,000 from an accredited investor through the sale of (a) 1,000,000 shares of its common stock, par value $0.0001, with a per share purchase price of $0.50 per share; (b) a Class I Common Stock Purchase Warrant to purchase an aggregate of 100% of the number of shares of our common stock at an exercise price of $1.00 per share, exercisable for a period of five years; and (c) a Class J Common Stock Purchase Warrant to purchase an aggregate of 100% of the number of shares of our common stock at an exercise price of $1.50 per share, exercisable for a period of five years.

  On January 6 and 13, 2010, the Company issued a total of 200,000 shares of common stock, 100,000 five year warrants exercisable at $0.22 per share, and 100,000 five year warrants exercisable at $0.23 per share, along with two promissory notes in the amount of $110,000 each (one due March 31, 2010 and one due May 31, 2010), to Marvin Mermelstein in exchange for a $200,000 loan.  The fair value of the common stock ($45,000) and warrants ($33,930), along with the $20,000 discount, were recorded as debt discounts, which are being amortized over the terms of the notes as interest expense.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rates of 2.6% and 2.55%, volatility of 100%, and terms of five years.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. In addition, we issued convertible notes and promissory notes to bridge the gap between our primary lender and our working capital requirements. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

 An increase in working capital requirements to finance higher level of inventories and accounts receivable,

 Addition of administrative and sales personnel as the business grows,

 Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

 Development of new brands to complement our current celebrity portfolio, and

 The cost of being a public company and the continued increase in costs due to governmental compliance activities.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Years ended December 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$(538,842)	(1,579,707)
Investing activities	5,150	0
Financing activities	556,911	1,547,013

Net (decrease) increase in cash and cash equivalents	$12,919	(32,694)

Net Cash Used in Operating Activities

A substantial portion of our available cash has been used to fund operating activities. In general, these cash funding requirements are based on operating losses, driven principally by our sizeable investment in selling and marketing, and general expenses. The business has incurred significant losses since inception.

For the year ended December 31, 2009, net cash used in operating activities was $(538,842), consisting primarily of losses from operations of $4,907,434, offset by a non-cash charge for stock-based compensation of $2,714,868, decreases in receivables of $229,896, decreases in prepaid expenses and other current assets of $3,042, and increases in accrued expenses of $932,923.

Net Cash Used in Investing Activities

For the year ended December 31, 2009 and 2008, net cash used in investing activities was $5,150 and $0, respectively.

Net Cash Provided by Financing Activities

For the year ended December 31, 2009, funds provided by financing activities amounted to $556,911 resulting from increases of debt.

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

DEBT

The Company’s total debts is in the amount of $2,578,008 for the year ended December 31, 2009, of which $175,000 is past due debt. The Company’s debts consist primarily of the following:

	December 31,	December 31,
	2009	2008
Due under Purchase Order Financing Agreement	$-	$2,937,177
Due Under Discount Factoring Agreement	85,887	55,741
Convertible notes, interest at 7% to 14%, due July 2, 2012 to July 2, 2013 – net of unamortized discounts of $52,328 and $328,875, respectively	160,172	766,750
Convertible debentures, interest at 9%, due December10, 2008 to January 23, 2009 – net of unamortized discounts of $0 and $525, respectively	-	104,475
Interim loan convertible promissory notes issued from July 22, 2008 to September 9, 2008, interest at 0%, due the earlier of (1) one year after the date of issuance or (2) completion of $3,000,000 minimum new private placement (in which case the notes were to be automatically converted into new units)	-	1,100,000
Promissory note, interest at 20%, due January 9, 2009 to January 29, 2009	100,000	100,000
Unsecured promissory note, interest at 7%, due in installments until June 10, 2011	334,523	-
Convertible promissory note, interest at 7%, due September 13, 2014 – net of unamortized discount of $77,595 and $0, respectively	22,405	-

Loans payable, interest at 0%, due on demand	249,000	-
Loan payable, interest at 12%, due January 14, 2010 – net of unamortized debt discount of $26,823 and $0, respectively	73,177
Convertible promissory notes, interest at 10%, due October 25, 2007 to November 27, 2007	75,000	125,000
Due Donald Chadwell (significant stockholder), interest at 0%, no repayment terms	763,000	763,000
Due Richard DeCicco (officer, director, and significant stockholder) and affiliates, interest at 0%, no repayment terms	714,844	762,630
Total	2,578,008	6,714,773
Less current portion of debt	(803,064)	(4,422,393)
Long term debt	1,774,944	2,292,380

Pursuant to the Purchase Order Financing Agreement was dated January 22, 2007, Capstone Capital Group I, LLC (the “Secured Party provided advances of credit to the Company.  Among other things, the agreement provided for fees to the Secured Party equal to 2.5% for the first 30 days (or part thereof) that each advance was outstanding and 1.25% for every 14 days (or part thereof) that such advance remained outstanding. On June 10, 2009, the Company entered into a termination agreement with Capstone (the “Termination Agreement”) whereby Capstone agreed to forgive the $2,833,205 balance owed it under the Purchase Order Financing Agreement in exchange for: (i) a $500,000 7% unsecured promissory note (the “Promissory Note”); (ii) 1,000,000 shares of Common Stock; (iii) $1,833,205 worth of Series B Preferred Stock; and (iv) a 3-year warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.50 per share.  The Promissory Note is payable in 24 monthly installments of $10,000 commencing July 10, 2009, $100,000 on or before June 10, 2010, and the remaining $160,000 on or before June 10, 2011.  If the Company closes a financing prior to maturity of the Promissory Note, up to 50% of the proceeds are to be used to prepay the remaining balance of the Promissory Note.

Pursuant to the Discount Factoring Agreement was dated January 22, 2007, Capstone Business Credit, LLC (the “Factor”) provided financing to certain Company accounts.  Among other things, the agreement provides for commissions to the Factor equal to 2% for the first 30 days (or part thereof) that each such account receivable is outstanding and 1% for every 14 days (or part thereof) thereafter that such account receivable remains outstanding.

Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense for the period, in the amount of $656,818.

The $387,500 total face value of convertible notes outstanding at September 30, 2009 are convertible into shares of the Company’s common stock at a price of $0.50 per share.

Accrued interest payable on debt (included in accrued expenses and other current liabilities in the amount of $1,500,652 consisted of:

	December 31,	December 31,
	2009	2008
Convertible notes, interest at 7%	$56,651	$174,513
Convertible debentures, interest at 9%	-	4,744
Promissory note, interest at 20%	10,082	1,973
Convertible promissory notes, interest at 10%	24,767	36,031
Total	$91,500	$217,26

Obligations and commitments

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

For the years ended December 31, 2009 and 2008, the Company calculated cumulative “Net Profits” from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement .

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

The Company qualifies as a smaller reporting company, as defined by Rule 229.10(f) and as a result it need not comply with the requirements of this Item.

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

As discussed in Note 11 to the consolidated financial statements, the Company restated its consolidated financial statements for the years ended December 31, 2009 and 2008.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April 14, 2010 (except for the matters discussed in Note 11 to the consolidated financial statements, as to which the date is January 12, 2011)

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,		December 31,
	2009		2008

Assets

Current assets:
Cash and cash equivalents	$23,889		$10,970
Accounts receivable, net of allowance for doubtful accounts of $ 35,000 and $35,000, respectively	254,268		484,164
Inventories	393,811		738,507
Prepaid expenses and other current assets	391,140		595,769

Total current assets	1,063,108		1,829,410

Property, plant and equipment, net	7,273		6,294

Restricted cash and cash equivalents	75,000		100,000

Total assets	$1,145,381		$1,935,704

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Current portion of debt	$803,064		$4,422,393
Accounts payable	1,290,680		1,481,916
Accrued expenses and other current liabilities	1,500,652		938,494

Total current liabilities	3,594,396		6,842,803

Long term debt	1,774,944		2,292,380

Series B preferred stock, $2.00 per share stated value; designated 1,000,000 shares, issued and outstanding 916,603 and 0 shares, respectively - an equity security with characteristics of a liability (as restated in 2009 - See Note 11)	1,833,206		-

Total liabilities	7,202,546		9,135,183

Stockholders' equity (deficiency):
Preferred stock, $.00001 par value; authorized 100,000,000 shares:
Series A, designated 1 share, issued and outstanding 1 and 0 shares, respectively	1		-
Common stock, $.00001 par value; authorized 100,000,000 shares, issued and outstanding 44,810,411 and 24,909 shares, respectively	448		-
Additional paid-in capital	7,327,955		1,278,656
Accumulated deficit	(13,385,569)		(8,478,135)

Total stockholders' equity (deficiency) (as restated in 2009 - See Note 11)	(6,057,165	) )	(7,199,479)

Total liabilities and stockholders' equity (deficiency)	$1,145,381		$1,935,704

See accompanying notes to financial statements

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended
	December 31,
	2009	2008

Sales	$773,555	$1,565,520

Cost of goods sold	613,494	1,163,042

Gross profit	160,061	402,478

Selling, general and administrative expenses:
Selling, marketing and promotion	331,306	455,700
Administrative compensation and benefits	860,275	1,327,161
Stock-based compensation issued in connection with merger	2,272,108	-
Professional fees	692,062	492,492
Occupancy and warehousing	155,793	233,187
Travel and entertainment	115,787	227,670
Office	36,678	40,741
Licenses and permits	4,315	37,254
Other	40,764	39,979

Total	4,509,088	2,854,184

Income (loss) from operations	(4,349,027)	(2,451,706)

Other income	98,411	-
Interest expense	(656,818)	(1,227,627)

Income (loss) before income taxes	(4,907,434)	(3,679,333)

Income taxes	-	-

Net income (loss)	$(4,907,434)	$(3,679,333)

Net income (loss) per common share - basic and diluted (as restated - See Note 11)	$(0.13)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted (as restated - See Note 11)	36,613,416	27,347,383

See accompanying notes to financial statements

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

	Series A Preferred Stock, $0.00001 par value		Common Stock, $0.00001 par value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2007	-	$-	16,336	$-	$395,593	$(4,798,802)	$(4,403,209)

Shares issued for services	-	-	8,573	-	825,596	-	825,596

Fair value of warrants included in sales of Units	-	-	-	-	33,779	-	33,779

Stock options and warrants Compensation expense	-	-	-	-	23,688	-	23,688

Net loss	-	-	-	-	-	(3,679,333)	(3,679,333)

Balance, December 31, 2008	-	-	24,909	-	1,278,656	(8,478,135)	(7,199,479)

Issuance of stock to management and employees on June 10, 2009	1	1	19,634,112	196	2,063,214	-	2,063,411

Issuance of stock to Danny DeVito and affiliates on June 10, 2009	-	-	2,086,973	21	208,676	-	208,697

Issuance of stock to Note holders on June 10, 2009 in satisfaction of debt and accrued interest ( as restated in 2009 - See Note 11)	-	-	4,606,307	46	2,303,108	-	2,303,154

Issuance of stock to Capstone on June 10, 2009 in connection with Termination Agreement	-	-	1,000,000	10	499,990	-	500,000

Acquisition of Harbrew Imports, Ltd. on June 10, 2009	-	-	15,158,000	152	(152)	-	-

Issuance of stock to Note holders in July and August 2009 in satisfaction of debt and accrued interest.	-	-	300,110	3	150,644	-	150,647

Sale of Units at $.50 per unit on August 19,2009, less placement costs of $55,000	-	-	1,000,000	10	444,990	-	445,000

Fair value of warrants included in sale of convertible promissory note in August 2009	-	-	-	-	82,440	-	82,440

Issuance of stock to consultant in October 2009	-	-	1,000,000	10	199,990	-	200,000

Fair value of reduction of exercise price of warrants in connection with debt financing in December 2009	-	-	-	-	61,310	-	61,310

Stock options and warrants compensation expense	-	-	-	-	35,089	-	35,089

Net loss	-	-	-	-	-	(4,907,434)	(4,907,434)

Balance December 31, 2009 (as restated - See Note 11)	1	$1	44,810,411	$448	$7,327,955	$(13,385,569)	$(6,057,165)

See accompanying notes to financial statements

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2009	2008

Cash flows from operating activities
Net Income (loss)	$(4,907,434)	$(3,679,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Depreciation	4,171	700
Amortization of debt discounts charged to interest expense	311,316	89,935
Stock-based compensation	2,714,868	640,873
Changes in operating assets and liabilities:
Accounts receivable, net	229,896	7,116
Inventories	344,696	580,919
Prepaid expenses and other current assets	(3,042)	(76,952)
Restricted cash and cash equivalents	25,000	8,785
Accounts payable	(191,236)	236,276
Accrued expenses and other current liabilities	932,923	611,974

Net cash provided by (used in)operating activities	(538,842)	(1,579,707)

Cash flows from investing activities:
Property, plant and equipment additions	(5,150)	-

Cash flows from financing activities:
Increases in debt, net	449,000	1,600,975
Repayment of debt	(337,089)	(53,962)
Sale of units of common stock and warrants, net of placement costs	445,000	-

Net cash provided by (used in) financing activities	556,911	1,547,013

Increase (decrease) in cash and cash equivalents	12,919	(32,694)

Cash and cash equivalents, beginning of period	10,970	43,664

Cash and cash equivalents, end of period	$23,889	$10,970

Supplemental disclosures of cash flow information:

Interest paid	$264,621	$961,641

Income taxes paid	$-	$-

Non-cash financing activities:
Shares of common stock issued to noteholders in satisfaction of debt and accrued interest	$2,453,801	$-
Securities issued to Capstone in connection with Termination Agreement and satisfaction of debt:
Unsecured promissory note	$500,000	$-
Series B preferred stock	$1,833,206	$-
Common stock	$500,000	$-

Total	$2,833,206	$-

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2009, the Company had negative working capital of $2,531,288 and a stockholders’ deficiency of $6,057,165. Further, from inception to December 31, 2009, the Company incurred losses of $13,385,569. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition as recently launched products mature and brand awareness increases, thereby increasing the profitability of its operations. Additionally, the Company intends to obtain new financing which will primarily be used to market and promote Danny DeVito’s Premium Limoncello and other new products. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

1)	24,909 shares were issued to Harbrew Florida stockholders,
2)
19,634,112 shares valued at $1,963,411 were issued to Company management and personnnel for services, including 15,972,359 shares to the Company’s Chief Executive Officer, 100,000 shares to the Company’s Chief Financial Officer, 2,586,753 shares to Donald Chadwell, 850,000 shares to eight employees, and 125,000 shares to a law firm,

3)	2,086,973 shares valued at $208,697 were issued to Danny DeVito and affiliates for services,
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

The one share of Series A Preferred Stock entitles the holder to two votes for every share of Common Stock Deemed Outstanding and has no conversion or dividend rights.  Each share of the Series B Preferred Stock has a liquidation preference of $2.00 per share, has no voting rights, and is convertible into one share of Common Stock at the lower of (1) $2.00 per share or, (2) the volume weighted average price per share (“VWAP”) for the 20 trading days immediately prior to the Conversion Date.  As discussed in Note 11, the Series B Preferred Stock has been classified as a liability (pursuant to ASC 480-10-25-14(a)) since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception.

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009

11. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated in this Form 10-K/A its consolidated financial statements at December 31, 2009 and for the years ended December 31, 2009 and 2008 (which were previously included in the Company’s Form 10-K filed with the SEC on April 15, 2010) in order to correct errors relating to (1) the classification of  the Series B Preferred Stock which represents an equity security with  characteriscs of a liability and (2) the computed number of weighted average number of common shares outstanding used in the net loss per common share computations for the years ended December 31, 2009 and 2008 concerning common shares issued on June 10, 2009 related to the Harbrew merger (which merger is discussed in Note 7).

As previously reported, the Company classified the Series B Preferred Stock issued on June 10, 2009 as stockholders’ deficiency.  Pursuant to ASC 480-10-25-14(a), the Series B Preferred Stock should have been classified as a liability since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception.

The computed weighted average number of shares used in the net loss computations for the years ended December 31, 2009 and 2008 were increased to reflect shares issued in the Harbew merger in the period preceding the merger for comparability of loss per share computation in both years.

The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2009 follows:

	As Previously Reported	Adjustments	As Restated
Total assets	$1,145,381	$-	$1,145,381

Total current liabilities	$3,594,396	$-	$3,594,396
Long term debt	1,774,944	-	1,774,944
Series B preferred stock - an equity security with characteristics of a liability	-	1,833,206	1,833,206
Total Liabilities	5,369,340	1,833,206	7,202,546
Stockholders’ equity (deficiency):
Series A preferred stock	1	-	1
Series B preferred stock - an equity security with characteristics of a liability	1,833,206	(1,833,206)	-
Common stock	448	-	448
Additional paid-in capital	7,327,955	-	7,327,955
Accumulated deficit	(13,385,569)	-	(13,385,569)

Total stockholders’ equity (deficiency)	(4,223,959)	(1,833,206)	(6,057,165)

Total liabilities and stockholders’ equity (deficiency)	$1,145,381	$-	$1,145,381

The effect of the restatement adjustments on the consolidated statement of operations for the year ended December 31, 2008 follows:

	As Previously Reported	Adjustments	As Restated
Net income (loss)	$(3,679,333)	$-	$(3,679,333)
Net Income (loss) per common share – basic and diluted	$(183.36)	$183.23	$(0.13)
Weighted average number of common shares outstanding – basic and diluted	20,066	27,327,317	27,347,383

The effect of the restatement adjustments on the consolidated statement of operations for the year ended December 31, 2009 follows:

	As Previously Reported	Adjustments	As Restated
Net income (loss)	$(4,907,434)	$-	$(4,907,434)
Net Income (loss) per common share – basic and diluted	$(0.20)	$0.07	$(0.13)
Weighted average number of common shares outstanding – basic and diluted	24,471,035	12,142,381	36,613,416

12.  SUBSEQUENT EVENTS

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
Directors and Executive Officers

NAME	AGE	POSITION
Richard J. DeCicco	52	President, Chief Executive Officer and Director
William S. Blacker	65	Chief Financial Officer and Senior Vice President of Finance and Administration

Richard J. DeCicco, Mr. DeCicco has served as president, secretary and a director of Iconic Brands, Inc. since 2007.  Mr. DeCicco also served as president of Harbrew Imports Ltd. since its inception in 1999.  With over 34 years experience in the global liquor industry, Mr. DeCicco has been a senior executive and a leader in the wine and spirits industry.  Prior to his appointment at Harbrew Imports Ltd, Mr. DeCicco was the CEO and President of Harbor Industries from 1990 to 1997. Harbor Industries is a production facility, which handles over 2 million cases of products per year and with over 600 employees.  In addition to having been the national provider for The Paddington Corporation brands from 1990 to 1997, Mr. DeCicco pioneered what is now known within the field as Value Added Packaging (VAP).  Mr. DeCicco brings a great deal of creativity, market savvy, and brand development knowledge to our company.

William S. Blacker has served as our Chief Financial Officer and Vice President of Finance and Administration since October 2007 and from November 2002 to September 2007, Mr. Blacker served as the Senior Vice President of the Israel Humanitarian Foundation, a non-profit organization, where he was responsible for treasury and accounting functions.  From 1999 through 2002, Mr. Blacker served as Vice President at Harbor Industries (U.S) Ltd., a spirits company.  Mr. Blacker received a B.S. in Accounting from Long Island University and completed an Executive Program at Columbia University.

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2009, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors; Code of Ethics; Financial Expert

Auditors

Michael T. Studer CPA., an independent registered public accounting firm, is our auditor.

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that sole officer and director has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

Kindly refer to Part I, Item 3 for a description of the various legal proceeding to which the Company is a party.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

Richard J. DeCicco

Richard DeCicco has been serving as our President, Chief Executive Officer and a director since January 1, 2008.  The terms of his compensation are set forth in his Employment agreement, dated January 23, 2008 (“DeCicco Employment Agreement”).  DeCicco Employment Agreement, provides for a term of 5 years, commencing on January 1, 2008, which can be extended by a written agreement of the parties.  The agreement provides for annual compensation ranging from $265,000 to $350,000.  In addition, if the Company enters into an agreement and further sells any brand in the Company’s portfolio, Mr. DeCicco will receive 5% of such sale.  Mr. DeCicco is also entitled to incentive bonus compensation, stock and/or options in accordance with Company policies established by the Board of Directors.  The agreement provides for the grant of a non-qualified ten year option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price which shall represent a discount to the market price. Mr. DeCicco has the right to terminate the agreement upon 60 days notice to the Company for any reason.  Pursuant to the terms of the agreement, if Mr. DeCicco is absent from work because of illness or incapacity cumulatively for more than 2 months in addition to vacation time in any calendar year, the Company may terminate the agreement upon 30 days written notice.  The agreement also provides that the agreement may be terminated upon 90 days notice to Mr. DeCicco if: (A) there is a sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (B) there is a sale, exchange or disposition of 50% of the outstanding shares of the Company’s outstanding stock; (C) the Company terminates its business or liquidates its assets; or (D) there is a merger or consolidation of the Company in which the Company’s shareholders receive less than 50% of the outstanding voting shares of the new or continuing corporation. Mr. DeCicco shall be entitled to severance pay in the amount of 2 years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances

As of fiscal year ended December 31, 2009, no payments were made to Mr. DeCicco on his 2009 salary but 200,000 stock options vested in his favor. The vested stock options shall be exercisable until June 30, 2018 at the exercise price of $.10 per share.
.
As of the fiscal year ended December 31, 2008, the Company paid Mr. DeCicco $24,300 of his annual salary of $265,000. The remaining balance is still outstanding. As of December 31, 2008, 200,000 stock options vested in Mr. DeCicco’s favor. The vested stock options shall be exercisable until June 30, 2018 at the exercise price of $.10 per share.
.
On August 8, 2008, the Company issued 2,731 shares of common stock to Mr. DeCicco in consideration for services rendered valued in the amount of $273,096, the estimated fair market value of the shares.

 As of the fiscal year ended December 31, 2007, The Company paid Mr. DeCicco $88,600 of his annual salary of $265,000. The remaining balance of is still outstanding. He received no other compensation during such fiscal year.

William D. Blacker

Richard DeCicco has been serving as our Chief Financial Officer and a director since October 1, 2007.  The terms of his compensation are set forth in his Employment agreement, dated On October 1, 2007 (“Blacker Agreement”), The Blacker Agreement provides for a term of 3 years, commencing on October 1, 2007, which can be extended by a written agreement of the parties.  The Company agreed to issue options to purchase shares of its common stock to Mr. Blacker if and when the common stock becomes publicly traded, as follows: (A) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (B) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (C) on October 1, 2009, 100,000 options at an exercise price of $.75 per share.  Pursuant to the terms of the agreement, Mr. Blacker is to receive an annual salary of $150,000.  Mr. Blacker has the right to terminate the agreement upon 60 days notice to the Company for any reason.  The agreement further provides that if the agreement is terminated for any reason other than willful malfeasance by Mr. Blacker, Mr. Blacker shall be entitled to receive severance pay in the amount of 6 months or the balance of the agreement’s term of existence, whichever is greater, and shall receive all benefits under the agreement.

Pursuant to Blacker Employment Agreement, Mr Blacker is entitled to a salary $173,643 in 2009 but no payments was made to Mr. Blacker as of the end of the fiscal year ended December 31, 2009. As of said period 100,000 stock options were vested in his favor. The exercise price of the stock options at December 31, 2009 was $0.15 per share and the stock. The vested stock options shall be exercisable until April 1, 2011.

As of the fiscal year ended December 31, 2008, Mr. Blacker’s salary was $165,375 of which he was paid a total $25,962. As of the date hereof, the remaining balance is owed by the Company to Mr. Blacker. As of said period 100,000 stock options were vested in his favor. The exercise price of the stock options at December 31, 2008 was $0.05 per share and the vested stock options are exercisable until April 1, 2011.

As of the fiscal year ended December 31, 2007, Mr. Blacker’s salary was $150,000 of which he was paid a pro-rated amount of $25,962. He received no other compensation during such fiscal year.

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

								Non-		Nonqualified
Name								Equity		Deferred	All
and					Stock		Option	Incentive		Compensation	Other
Principal		Salary		Bonus	Awards		Awards	Plan		Earnings	Compensation	Total
Position	Year	(US$)		(US$)	(US$)		(US$)	(US$)		(US$)	(US$)	(US$)
(a)	(b)	(c)		(d)	(e)		(f)	(g)		(h)	(i)	(j)
Richard DeCicco	2009	265,000	(1) (2)	0	0		0	200,00	(3) (4)	0	0	285,000
President, CEO	2008	265,000	(6)	0	$273,096	(5)	0	200,000	(3)	0	0	558,096
	2007	265,000	(7)	0	0		0	0		0	0	265,000

William Blacker	2009	173,643	(8)(9)	0	0		0	15,000	(3)(5)	0	0	188,643
CFO, SVP of	2008	165,375	(8)(10)	0	0		0	5,000	(3)(5)	0	0	170,375
Finance	2007	150,000	(8)(11)	0	0		0	0		0	0	0

1.
Pursuant to terms of the Employment Agreement dated January 23, 2007 between Richard DeCicco and the Company (“DeCicco Employment Agreement”), Mr. DeCicco is entitled to an annual salary of $265,000 for a period of five years commencing on January 1, 2008.

2.	As of December 31, 2009, Mr. DeCicco did not receive any payments from the Company for 2009 salary.

3.
Pursuant to DeCicco Employment Agreement, Mr. DeCicco was granted 1,000,000 stock options at an exercise price of $0.10 per share of which 200,000 shall vest on December 31 of each year until fully vested.

4.	As of the date of this report, the options have not been exercised.

5.
On August 8, 2008, the Company issued 2,731 shares of common stock to Mr. DeCicco in consideration for services rendered valued in the amount of $273,096, the estimated fair market value of the shares.

6.	As of December 31, 2008, Mr. DeCicco was paid $24,300 of his annual salary of $265,000. As of the date hereof, the remaining balance is owed by the Company to Mr. DeCicco.

7.	As of December 31, 2007, Mr. DeCicco was paid $88,600 of his annual salary of $265,000. As of the date hereof, the remaining balance is owed by the Company to Mr. DeCicco.

8.
Pursuant to the terms of the Employment Agreement dated October 1, 2007, between William Blacker and the Company (“Blacker Employment Agreement”), Mr. Blacker is entitled to a salary of $150,000 for the first year and a raise of 5% per annum.

9.	Pursuant to Blacker Employment Agreement, Mr Blacker was entitled to $173,643 as salary for 2009. As of the dated hereof, the entire amount is stilling owing to Mr. Blacker.

10.	As of December 31, 2008, Mr. Blacker’s salary was $165,375 of which Mr. Blacker was paid a total $25,962. As of the date hereof, the remaining balance is owed by the Company to Mr. Blacker.

11.	As of December 31, 2007, Mr. Blacker was paid a pro-rated salary of $34,615.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS								STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)		Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Richard DeCicco President, CEO	1,000,000	(1)	0	0	$0.10		06/1/2018	600,000	0	0	0
William Blacker CFO, SVP of Finance	300,000	(2)	0	0		(2)	04/1/11	0	0	0	0

(1)  Pursuant to an Employment Agreement, dated January 23, 2008, between our Company and Richard DeCicco, our Chief Executive Officer and Director, we granted to Mr. DeCicco 1,000,000 stock options, vesting at the rate of 200,000 stock options per year over the five years period commencing December 31, 2008 and are exercisable until June 1, 2018.  As of December 31, 2009, 400,000 of such stock options had vested.
(2)  Pursuant to an Employment Agreement, dated October 1, 2007, between our Company and William Blacker, our Chief Financial Officer, we granted to Mr. Blacker stock options vested (i) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (ii) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (iii) on October 1, 2009, 100,000 options at an exercise price of $.75 per share. The vested stock options are exercisable until April 1, 2011. As of December 31, 2009, 300,000 of such stock options had vested.

Compensation of Directors

During the fiscal year ended December 31, 2009, no director received any type of compensation from the Company in exchange for their services as directors. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of December 31, 2009, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Title of Class, Amount, Nature and
Percentage of Beneficial Ownership(1)
	Common Stock(2)		Series A Preferred Stock (3)
Name and Address of Beneficial Owner	No. of Shares	Percent of Class	No. of Shares	Percent Of Class	Percent of Combined Voting Power of All Classes (4)

Name and Address of Beneficial Owner	No. of Shares	Percent of Class		No. of Shares	Percent Of Class	Percent of Combined Voting Power of All Classes (4)
Richard DeCicco	16,375,090 (5)	36.2%	(6)	1	66.7%	79%
William S. Blacker	400,000	*		0	0	*%
Donald Chadwell	2,586,753	6.03%		0	0	2%
Edd Cockerill	0	0		0	0	0
All executive officers and directors, as a group (2 person)	16,475,090	42.83%		1	66.7%	79%
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

(5)
The number of shares owned by Mr. DeCicco includes, 15,972,359 shares of common stock issued pursuant to the Agreement and Plan of Merger dated June 10, 2009; 2,731 shares of common stock issued on August 8, 2008 in consideration for services rendered; and 400,000 shares of common stock to be issued upon the exercise of options vested as of December 31, 2009, in accordance with the terms of the Employment Agreement between the Company and Mr. DeCicco.

(6)
The percentage of class of common stock owned by Mr. DeCicco is calculated based on 45,210,411 shares issued and outstanding on a fully diluted basic had Mr. DeCicco exercise the options at December 31, 2009.

(7)
Pursuant to the terms of the Employment Agreement between the Company and William Blacker, Mr. Blacker is entitled to: (i) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (ii) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (iii) on October 1, 2009, 100,000 options at an exercise price of $.75 per share.

(8)
The percentage of class of common stock owned by Mr. Blacker is calculated based on 45,110,411 shares issued and outstanding on a fully diluted basic had Mr. Blacker exercise the options at December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment agreement with Chief Executive Officer

On January 23, 2008, the Company entered into an employment agreement with its Chief Executive Officer Richard J. DeCicco.  The agreement provides for a term of 5 years, commencing on January 1, 2008, which can be extended by a written agreement of the parties.  The agreement provides for annual compensation ranging from $265,000 to $350,000.  In addition, if the Company enters into an agreement and further sells any brand in the Company’s portfolio, Mr. DeCicco will receive 5% of such sale.  Mr. DeCicco is also entitled to incentive bonus compensation, stock and/or options in accordance with Company policies established by the Board of Directors.  The agreement provides for the grant of a non-qualified ten year option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price which shall represent a discount to the market price. Mr. DeCicco has the right to terminate the agreement upon 60 days notice to the Company for any reason.  Pursuant to the terms of the agreement, if Mr. DeCicco is absent from work because of illness or incapacity cumulatively for more than 2 months in addition to vacation time in any calendar year, the Company may terminate the agreement upon 30 days written notice.  The agreement also provides that the agreement may be terminated upon 90 days notice to Mr. DeCicco if: (A) there is a sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (B) there is a sale, exchange or disposition of 50% of the outstanding shares of the Company’s outstanding stock; (C) the Company terminates its business or liquidates its assets; or (D) there is a merger or consolidation of the Company in which the Company’s shareholders receive less than 50% of the outstanding voting shares of the new or continuing corporation. Mr. DeCicco shall be entitled to severance pay in the amount of 2 years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances

Employment agreement with Chief Financial Officer

On October 1, 2007, the Company entered into an employment agreement with its Chief Financial Officer William Blacker.  The agreement provides for a term of 3 years, commencing on October 1, 2007, which can be extended by a written agreement of the parties.  The Company agreed to issue options to purchase shares of its common stock to Mr. Blacker if and when the common stock becomes publicly traded, as follows: (A) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (B) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (C) on October 1, 2009, 100,000 options at an exercise price of $.75 per share.  Pursuant to the terms of the agreement, Mr. Blacker is to receive an annual salary of $150,000.  Mr. Blacker has the right to terminate the agreement upon 60 days notice to the Company for any reason.  The agreement further provides that if the agreement is terminated for any reason other than willful malfeasance by Mr. Blacker, Mr. Blacker shall be entitled to receive severance pay in the amount of 6 months or the balance of the agreement’s term of existence, whichever is greater, and shall receive all benefits under the agreement.

On August 8, 2008, the Company issued 2,731 shares of common stock to its chief executive officer in consideration of services rendered. The Company included this issuance in its consolidated statement of operations for the three months ended September 30, 2008 in administrative compensation and benefits at the $273,096 estimated fair value of the shares.

On June 10, 2009, the Company issued 19,634,112 shares of common stock to its management and personnel in consideration for services rendered, valued in the amount of $1,963,411.  The shares were issued as follows:

Richard DeCicco	15,972,359	$1,597,236
William Blacker	100,000	10,000
Donald Chadwell	2,586,753	258,675
8 Employees	850,000	85,000
Law firm	125,000	12,500
Total	19,634,112	$1,963,411

Pursuant to the terms of the Merger Agreement, the Company issued 1 share of Series A Preferred Stock valued at $100,000 to the Company’s Chief Executive Officer for service rendered. The one share of Series A Preferred Stock entitles the holder to two votes for every share of Common Stock Deemed Outstanding and has no conversion or dividend rights.

As of December 31, 2009, the Company owed seven hundred sixty three thousand dollars to Donald Chadwell, a significant shareholder of the Company. The loans bear no interest and have no repayment terms. The loans were not memorialized.

As of December 31, 2009, the Company owed seven hundred fourteen thousand eight hundred forty four dollars to Richard DeCicco, our chief executive officer, director and a significant shareholder of the Company. The loans bear no interest and have no repayment terms. The loans were not memorialized.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Documents
2.1	Agreement and Plan of Merger (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2009)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 30, 2007)

3.1.1	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2009)

3.1.2	Nevada Articles of Merger (filed as Exhibit 3.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2009)

3.1.2	New York Certificate of Merger (filed as Exhibit 3.6 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2009)

3.2	Bylaws (filed as Exhibit 3.2 to Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 30, 2007)

4.1	Specimen Stock Certificate (filed as Exhibit 3.3 to Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 30, 2007)

4.2	Certificate of Designations For The Series A (filed as Exhibit 3.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2009)

4.3	Certificate Of Designations For The Series B (filed as Exhibit 3.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2009)

4.4
Promissory Note made by the Company in favor of Capstone Capital Group I, LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2009)

4.5
Promissory Note dated December 2009 made by the Company in favor of Double U Master Fund, L.P., in the principal sum of One Hundred Thousand Dollars ((filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2009)

4.6	Form of Warrant (filed as Exhibit10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2009)

10.1	Purchase Order Agreement dated January 22, 2007 between the Company and Capstone Capital Group I, LLC*

10.2	Discount Factoring Agreement dated January 22, 2007 between the Company and Capstone Business, LLC*

10.3	Termination Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2009)

10.4	Form of Conversion Agreement (filed as Exhibit10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2009)

10.5	License Agreement dated April 26, 2007 between the Company and Seven Cellos LLC*

10.6
Addendum To License Agreement dated June 2009 by and between Seven Cellos LLC and Harbrew Imports, Ltd. (filed as Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2009)

10.7	Reserved

10.8	Employment Agreement dated October 1, 2007 between the Company and DeCicco. (filed with Amended Quarterly Report for June 30, 2010)

10.9	Employment Agreement dated October 1, 2007 between the Company and William Blacker. (filed with Amended Quarterly Report for June 30, 2010)

10.10	Merchandising License Agreement dated June 12, 2009 between the Harbrew Imports Ltd. and Paramount Licensing Inc.*

10.11	Lease Agreement dated July 12, 2002 between Fred and Joseph Scalamandre, as landlords and Islander Imports and Packaging, Inc., as Tenants.*

10.12	Exclusive Manufacturing Agreement, dated August 2007, with Fagema Sorrento Delizie Di De Luca Antonino and Scala Antonino,

14.1	Code of Ethics ((filed as Exhibit 14.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2009)

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICONIC BRANDS, INC.

Date: January 14, 2011	By:	/s/ Richard DeCicco
Richard DeCicco
President, Principal Executive, financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICONIC BRANDS, INC.

Date: January 14, 2011	By:	/s/ Richard DeCicco
Richard DeCicco
President, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)