Form 10-Q/A
period 2010-03-31
Iconic Brands, Inc.
filed 2011-01-19
CIK 1350073

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,519,307 as of January 13, 2011.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to amend and restate our Quarterly Report on Form 10-Q for the three month period ended March 31, 2010 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission (the “Commission”) on May 13, 2010, in response to comments issued by the Commission, to clarify certain prior disclosures. This Amendment contains changes to the Cover Page, Part I, Item I (Financial Statements and Notes) and Part I, Item II (Management’s Discussion and Analysis of Financial Condition and Results of Operations). In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Amendment as Exhibits 31 and 32.  Except for the foregoing amended information, we have not updated the disclosures contained in this Amendment to reflect events that have occurred subsequent to the filing date of the Original Form 10-Q.  Accordingly, this Amendment should be read in conjunction with the Original From10-Q and our subsequent filings with the Commission.

ICONIC BRANDS INC.

FORM 10-Q

March 31, 2010

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,615	$23,889
Accounts receivable, net of allowance for doubtful accounts of $ 35,000 and $35,000, respectively	163,846	254,268
Inventories	426,160	393,811
Prepaid expenses and other current assets	872,439	391,140

Total current assets	1,465,060	1,063,108

Property, plant and equipment, net	6,231	7,273

License agreement costs, net of accumulated amortization of $7,438 and $0, respectively	137,362	-

Restricted cash and cash equivalents	75,000	75,000

Total assets	$1,683,653	$1,145,381

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Current portion of debt	$1,176,453	$803,064
Accounts payable	1,238,549	1,290,680
Accrued expenses and other current liabilities	1,615,004	1,500,652

Total current liabilities	4,030,006	3,594,396

Long term debt	1,665,487	1,774,944

Series B preferred stock, $2.00 per share stated value; designated 1,000,000 shares, issued and outstanding 916,603 and 916,603 shares, respectively - an equity security with characteristics of a liability (as restated - see Note 12)	1,833,206	1,833,206

Total liabilities (as restated - See Note 12)	7,528,699	7,202,546

Stockholders' equity (deficiency):
Preferred stock, $.00001 par value; authorized 100,000,000 shares:
Series A, designated 1 share, issued and outstanding 1 and 1 shares, respectively	1	1
Common stock, $.00001 par value; authorized 100,000,000 shares, issued and outstanding 47,712,957 and 44,810,411 shares, respectively	477	448
Additional paid-in capital	8,303,465	7,327,955
Accumulated deficit	(14,148,989)	(13,385,569)

Total stockholders' equity (deficiency) (as restated - See Note 12)	(5,845,046)	(6,057,165)

Total liabilities and stockholders' equity (deficiency)	$1,683,653	$1,145,381

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Sales	$266,347	$83,937

Cost of goods sold	162,163	65,361

Gross profit	104,184	18,576

Selling, general and administrative expenses:
Selling, marketing and promotion	268,555	92,425
Administrative compensation and benefits	200,417	181,344
Professional fees	120,171	149,150
Occupancy and warehousing	38,048	76,562
Travel and entertainment	32,424	25,050
Office	5,436	12,515
Licenses and permits	30,145	1,270
Other	8,554	5,207

Total	703,750	543,523

Income (loss) from operations	(599,566)	(524,947)

Interest expense	(163,854)	(198,272)

Income (loss) before income taxes	(763,420)	(723,219)

Income taxes	-	-

Net income (loss)	$(763,420)	$(723,219)

Net income (loss) per common share - basic and diluted (as restated - see Note 12)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted (as restated - see Note 12)	45,800,067	27,352,301

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
Three Months Ended March 31, 2010
(Unaudited)

	Series A Preferred Stock, $.00001 par		Common Stock, $.00001 par		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009 (as restated - see Note 12)	1	$1	44,810,411	$448	$7,327,955	$(13,385,569)	$(6,057,165)
Issuance of common stock and warrants in connection with $220,000 loan	-	-	200,000	2	78,928	-	78,930
Issuance of common stock in satisfaction of convertible notes and accrued interest	-	-	152,546	2	76,271	-	76,273
Issuance of common stock and warrants in connection with License Agreement with Tony Siragusa	-	-	250,000	2	144,798	-	144,800
Issuance of common stock to consulting firm in February 2010	-	-	300,000	3	68,997	-	69,000
Issuance of common stock and warrants to consulting firm in March 2010	-	-	2,000,000	20	595,980	-	596,000
Stock options and warrants compensation expense	-	-	-	-	10,536	-	10,536
Net loss	-	-	-	-	-	(763,420)	(763,420)

Balance at March 31, 2010	1	$1	47,712,957	$477	$8,303,465	$(14,148,989)	$(5,845,046)

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
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of March 31, 2010, the Company had cash of $2,615, negative working capital of $2,564,946 and a stockholders’ deficiency of $5,845,046.  Further, from inception to March 31, 2010, the Company incurred losses of $14,148,989.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition as recently launched products mature and brand awareness increases, thereby increasing the profitability of its operations.  Additionally, the Company intends to obtain new financing which will primarily be used to market and promote Danny DeVito’s Premium Limoncello and other new products.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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
(Unaudited)

8. STOCKHOLDERS’ EQUITY

On June 10, 2009, pursuant to the terms of the Merger Agreement, the Company issued to the designees of Harbrew New York 27,352,301 shares of Common Stock at the Closing.  Of this amount:

1)	24,909 shares were issued to Harbrew Florida stockholders,
2)
19,634,112 shares valued at $1,963,411 were issued to Company management and personnel for services, including 15,972,359 shares to the Company’s Chief Executive Officer, 100,000 shares to the Company’s Chief Financial Officer, 2,586,753 shares to Donald Chadwell, 850,000 shares to eight employees, and 125,000 shares to a law firm,

3)	2,086,973 shares valued at $208,697 were issued to Danny DeVito and affiliates for services,
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

The one share of Series A Preferred Stock entitles the holder to two votes for every share of Common Stock Deemed Outstanding and has no conversion or dividend rights.  Each share of the Series B Preferred Stock has a liquidation preference of $2.00 per share, has no voting rights, and is convertible into one share of Common Stock at the lower of (1) $2.00 per share or, (2) the volume weighted average price per share (“VWAP”) for the 20 trading days immediately prior to the Conversion Date.  As discussed in Note 12, the Series B Preferred Stock has been classified as a liability (pursuant to ASC 480-10-25-14(a)) since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception.

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

11. STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2009 and for the three months ended March 31, 2010 follows:

	Stock Options	Warrants

Outstanding at December 31, 2008	1,300,000	5,757,500
Granted and issued	-	6,173,334
Exercised	-	-
Forfeited/expired/cancelled	-	(165,000)
Outstanding at December 31, 2009	1,300,000	11,765,834
Granted and issued	-	3,200,000
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at March 31, 2010	1,300,000	14,965,834

Stock options outstanding at March 31, 2010 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price		Expiration Date
October 1, 2007	100,000	100,000	$0.05		April 1, 2011
October 1, 2007	100,000	100,000	$0.15		April 1, 2011
October 1, 2007	100,000	100,000	$0.75		April 1, 2011
January 1, 2008	1,000,000	-	$0.10	(a)	June 30, 2018

Total	1,300,000	300,000

(a)	Estimated since exercise price is to be determined based on future stock price.

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

12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated in a Form 10-K/A filed on January 18, 2011 its consolidated financial statements at December 31, 2009 and for the years ended December 31, 2009 and 2008 (which were previously included in the Company's Form 10-K filed with the SEC on April 15, 2010) in order to correct errors relating to (1) the classification of the Series B Preferred Stock which represents an equity security with characteristics of a liability and (2) the computed number of weighted average number of common shares outstanding used in the net loss per common share computations for the years ended December 31, 2009 and 2008 concerning common shares issued on June 10, 2009 related to the Harbrew merger (which merger is discussed in this Form 10Q-A in Note 8). The Company has made similar restatements in this Form 10Q-A in its consolidated financial statements at March 31, 2010 (which was previously included in the Company's Form 10Q filed with the SEC on May 13,2010) for the same reasons that the restatements were made in the Form 10K/A filed on January 18, 2011.

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

The computed weighted average number of shares used in the net loss computations for the years ended December 31, 2009 and 2008 were increased to reflect shares issued in the Harbrew merger in the period preceding the merger for comparability of loss per share computation in both years.

The effect of the restatement adjustments on the consolidated balance sheet at March 31, 2010 follows:

	As Previously Reported	Adjustments	As Restated
Total assets	$1,683,653	$-	$1,683,653

Total current liabilities	$4,030,006	$-	$4,030,006
Long term debt	1,665,487	-	1,665,487
Series B preferred stock - an equity security with chararcteristics of a liability	-	1,833,206	1,833,206
Total Liabilities	5,695,493	1,833,206	7,528,699
Stockholders’ equity (deficiency):
Series A preferred stock	1	-	1
Series B preferred stock - an equity security with chararcteristics of a liability	1,833,206	(1,833,206)	-
Common stock	477	-	477
Additional paid-in capital	8,303,465	-	8,303,465
Accumulated deficit	(14,148,989)	-	(14,148,989)

Total stockholders’ equity (deficiency)	(4,011,840)	(1,833,206)	(5,845,046)

Total liabilities and stockholders’ equity (deficiency)	$1,683,653	$-	$1,683,653

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

The effect of the restatement adjustments on the consolidated statement of operations for the three months ended March 31, 2009 follows:

	As Previously Reported	Adjustments	As Restated
Net income (loss)	$(723,219)	$-	$(723,219)
Net Income (loss) per common share – basic and diluted	$(29.03)	$29.00	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	24,909	27,327,392	27,352,301

13. SUBSEQUENT EVENTS

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

ITEM II. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is an overview of the important factors that management focuses on in evaluating our business, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.

OUR BUSINESS

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

Our gross profit is determined by the prices at which we sell our products, our ability to control our cost of sales, the relative mix of our case sales by brand and geography and the impact of foreign currency fluctuations. Our cost of sales is principally driven by our cost of procurement, bottling and packaging, which differs by brand, as well as freight and warehousing costs. We purchase certain products, such as the Limoncello and Scotch Whiskey, as finished goods. For other products, such as the planned Siragusa Vodka, we will purchase the components, including the distilled spirits, bottles and packaging materials, and have arrangements with third parties for bottling and packaging. U.S. sales typically have a higher absolute gross margin than in other markets, as sales prices per case are generally higher in the U.S. than elsewhere, in addition, domestically sourced components do not have the disadvantage of a weak US dollar versus the cost of sourcing from the EEC.

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

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Sales	$266,347	$83,937
Cost of goods sold	162,163	65,361
Gross profit	104,184	18,756
Selling, general and administrative expenses:
Selling, marketing and promotion	268,555	92,425
Administrative compensation and benefits	200,417	181,344
Professional fees	120,171	149,150
Occupancy and warehousing	38,048	76,562
Travel and entertainment	32,424	25,050
Office	5,436	12,515
Licenses and permits	30,145	1,270
Other	8,554	5,207
Total	703,750	543,523
Income (loss) from operations	(599,566)	(524,947)
Interest expense	(163,854)	(198,272)
Income (loss) before income taxes	(763,420)	(723,219)
Income taxes	-	-
Net income (loss)	$(763,420)	$(723,219)
Net income (loss) per common share (as restated - see Note 12)	$(0.02)	$(.03)

Weighted Number of common shares outstanding- basic and diluted (as restated - see Note 12)	45,800,067	27,352,301

Sales:

Sales increased by approximately $182,410 or 217% from $83,937 for the three month period ended March 31, 2009 to $266,347 for the three month period ended March 31, 2010.  This increase in sales was a result of the Company’s shift in focus and resources from marketing, promoting and distributing the products of other manufacturers to marketing, promoting and distributing its celebrity branded products, such as the Danny DeVito’s Premium Limoncello, Glen Master Scotch, George Vesselle Champaign and its other organically developed brands.

Cost of goods sold:

Cost of revenue increased by $96,802, or 148%, from $65,361 for the three month period ended March 31, 2009 to $162,163 for the three month period ended March 31, 2010. This increase in COGS is consistent with the increase in sales for the period as the Company shifts its focus and resources towards its organically developed brand portfolio.

Gross profit:

Gross profit increased by $85,608, or 460%, from $18,576 for the three month period ended March 31, 2009 to $104,184 for the three month period ended March 31, 2010 mainly due to the increase in sales as the Company refocuses its resources to its celebrity and organically brands.

Selling, general and administrative expenses:

Selling general and administrative expenses for the three month period ended March 31, 2010 and 2009 were $703,750 and $543,523 respectively, an increase of $160,227 or 29%. These expenses include selling, marketing and promotion expenses in the amount of $268,555, which reflects an increase of $176,130 for the three month period ended March 31, 2010 from $92,425 for the three month period ended March 31, 2009; administration, compensation and benefits increased to $200,417 for the three month period ended March 31, 2010 from $181,344 for the same period ended March 31, 2009; professional fees decreased to $120,171 from $149,150 as a result of in house efficiences; travel and entertainment increased from $32,424 from $25,050 as a result of increased marketing of its celebrity and organically developed brands; office expenses decreased to $5,436 from $12,515 as a result of  implementing cost controls; license and permit increased significantly during the three months ended March 31, 2009 due to the Company’s refocus on its developing and licensing its organically branded products; and other expenses also increased to $8,554 from $5,207.

Income (loss) from Operations:

Loss from operations was $599,566 for the three month period ended March 31, 2010 and $524,947 for the three month period ended March 31, 2009.  The increase in the loss from operations for the period resulted from the increase in sales and the increase in expenses, principally the costs associated with stock based compensation expense in the amount of $571,507, as further discussed in Note 8 of the Financial Statements.

Interest Expense:

Interest expense for the three month period ended March 31, 2010 and 2009 was $163,854 and $198,272, respectively, a decrease of $34,418, or 17%. The decrease in interest expense for the period was a result of a rate reset by our largest creditor, and the conversion of convertible debt to equity.

Net Income (loss):

Net loss was $763,420 for the three month period ended March 31, 2010, compared to $723,219 for the three month period ended March 31, 2009, an increase of $40,201, or 6%. The increase in the net loss for the period was a result of increased sales offset by, increased selling marketing and promotional activity, and the increased costs associated with stock based compensation.

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

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. In addition, we issued convertible notes and promissory notes to bridge the gap between our primary lender and our working capital requirements. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

·	An increase in working capital requirements to finance higher level of inventories and accounts receivable,

·	Addition of administrative and sales personnel as the business grows,

·	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

·	Development of new brands to complement our current celebrity portfolio, and

·	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Three Months ended March 31,
	2010	2009

Net cash provided by (used in):
Operating activities	$298,880	188,087
Investing activities	0	5,149
Financing activities	277,606	193,277

Net (decrease) increase in cash and cash equivalents	$(21,274)	(10,339)

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

Debts

The Company’s total debts is in the amount of $2,841,940 for the three months ended March 31, 2010, of which $385,000 is past due debt. The Company’s debts consist primarily of the following:

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

Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense for the period, totaling $163,854.

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

For the three months ended March 31, 2010 and 2009, the Company calculated cumulative “Net Profits” from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On November 25, 2008, the Company issued a $100,000 promissory note with a 45-day duration to a lender. Principal and interest were not paid by the Company when due. The Company plans pay the lender upon the completion of a contemplated capital raise.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
4.7	Promissory Note dated January 4, 2010 made by the Company in favor of Marvin Mermelstein in the principal sum of One Hundred Ten Thousand Dollars*
4.8	Promissory Note dated January 13, 2010 made by the Company in favor of Marvin Mermelstein in the principal sum of One Hundred Ten Thousand Dollars*
10.13	Form of Subscription Agreement*
31	Certification of Principal Executive, Financial and Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of the Chief Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of January 2011.

Iconic Brands, Inc.

By:	/s/Richard DeCicco
Richard DeCicco
President, Principal Executive, Financial and Accounting Officer