Form 10-Q/A
period 2010-06-30
Iconic Brands, Inc.
filed 2011-01-19
CIK 1350073

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to amend and restate our Quarterly Report on Form 10-Q for the three month period ended June 30, 2010 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission (the “Commission”) on August 16, 2010, in response to comments issued by the Commission, to clarify certain prior disclosures. This Amendment contains changes to the Cover Page, Part I Item I (Financial Statements and Notes) and Part I Item II (Management’s Discussion and Analysis of Financial Condition and Results of Operations). In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Amendment as Exhibits 31 and 32.  Except for the foregoing amended information, we have not updated the disclosures contained in this Amendment to reflect events that have occurred subsequent to the filing date of the Original Form 10-Q.  Accordingly, this Amendment should be read in conjunction with the Original Form10-Q and our subsequent filings with the Commission.

ICONIC BRANDS INC.

FORM 10-Q

JUNE 30, 2010

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$1,283	$23,889
Accounts receivable, net of allowance for doubtful accounts of $ 35,000 and $35,000, respectively	107,930	254,268
Inventories	419,401	393,811
Prepaid expenses and other current assets	728,439	391,140

Total current assets	1,257,053	1,063,108

Property, plant and equipment, net	5,144	7,273

License agreement costs, net of accumulated amortization of $16,488 and $0, respectively	128,312	-

Restricted cash and cash equivalents	50,000	75,000

Total assets	$1,440,509	$1,145,381

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Current portion of debt	$874,616	$803,064
Accounts payable	1,331,126	1,290,680
Accrued expenses and other current liabilities	1,821,312	1,500,652

Total current liabilities	4,027,054	3,594,396

Long term debt	1,594,244	1,774,944

Series B preferred stock, $2.00 per share stated value; designated 1,000,000 shares, issued and outstanding 916,603 and 916,603 shares, respectively - an equity security with chracteristics of a liability (as restated - see Note 12)	1,833,206	1,833,206

Total liabilities (as restated) - See Note 12	7,454,504	7,202,546

Stockholders' equity (deficiency):
Preferred stock, $.00001 par value; authorized 100,000,000 shares:
Series A, designated 1 share, issued and outstanding 1 and 1 shares, respectively	1	1
Common stock, $.00001 par value; authorized 100,000,000 shares, issued and committed to be issued outstanding 52,519,307 and 44,810,411 shares, respectively	525	448
Additional paid-in capital	8,790,988	7,327,955
Accumulated deficit	(14,805,509)	(13,385,569)

Total stockholders' equity (deficiency) (as restated - see Note 12)	(6,013,995)	(6,057,165)

Total liabilities and stockholders' equity (deficiency)	$1,440,509	$1,145,381

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$338,450	$336,170	$72,103	$252,233

Cost of goods sold	213,527	228,371	51,364	163,010

Gross profit	124,923	107,799	20,739	89,223

Selling, general and administrative expenses:
Selling, marketing and promotion	383,416	123,795	114,861	31,370
Administrative compensation and benefits	414,208	606,498	213,791	425,154
Stock-based compensation issued in connection with merger	-	2,063,411	-	2,063,411
Professional fees	318,645	288,518	198,474	139,368
Occupancy and warehousing	68,555	101,208	30,507	24,646
Travel and entertainment	60,664	36,237	28,240	11,187
Office	16,281	19,776	10,845	7,261
Licenses and permits	31,195	1,670	1,050	400
Other	13,746	23,220	5,192	18,014

Total	1,306,710	3,264,333	602,960	2,720,811

Income (loss) from operations	(1,181,787)	(3,156,534)	(582,221)	(2,631,588)

Interest expense	(238,153)	(572,208)	(74,299)	(373,936)

Income (loss) before income taxes	(1,419,940)	(3,728,742)	(656,520)	(3,005,524)

Income taxes	-	-	-	-

Net income (loss)	$(1,419,940)	$(3,728,742)	$(656,520)	$(3,005,524)

Net income (loss) per common share - basic and diluted (as restated - see Note 12)	$(0.03)	$(0.13)	$(0.01)	$(0.10)

Weighted average number of common shares outstanding - basic and diluted (as restated - see Note 12)	48,684,334	29,110,964	51,568,601	30,850,301

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
Six Months Ended June 30, 2010
(Unaudited)

	Series A
	Preferred Stock,		Common Stock,		Additional
	$.00001 par		$.00001 par		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009 (as restated - see Note 12)	1	$1	44,810,411	$448	$7,327,955	$(13,385,569)	$(6,057,165)

Issuance of common stock and warrants in connection with $220,000 promissory notes	-	-	200,000	2	78,928	-	78,930

Issuance of common stock in satisfaction of convertible notes and accrued interest	-	-	152,546	2	76,271	-	76,273

Issuance of common stock and warrants in connection with License Agreement with Tony Siragusa	-	-	250,000	2	144,798	-	144,800

Issuance of common stock to consulting firm in February 2010	-	-	300,000	3	68,997	-	69,000

Issuance of common stock and warrants to consulting firm in March 2010	-	-	2,000,000	20	595,980	-	596,000

Issuance of common stock in connection with extension of due date of $110,000 promissory note	-	-	250,000	2	21,398		21,400

Issuance of common stock and warrants in satisfaction of debt and accrued interest	-	-	4,556,350	46	455,589		455,635

Stock options and warrants compensation expense	-	-	-	-	21,072	-	21,072

Net loss	-	-	-	-	-	(1,419,940)	(1,419,940)

Balance at June 30, 2010	1	$1	52,519,307	$525	$8,790,988	$(14,805,509)	$(6,013,995)

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$(1,419,940)	$(3,728,742)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,129	1,530
Amortization of license agreement costs	16,488	-
Amortization of debt discounts charged to interest expense	178,673	284,177
Stock -based compensation	263,565	2,462,892
Changes in operating assets and liabilities:
Accounts receivable, net	146,338	295,803
Inventories	(25,590)	147,314
Prepaid expenses and other current assets	85,208	247,406
Restricted cash and cash equivalents	25,000	25,000
Accounts payable	40,446	(120,393)
Accrued expenses and other current liabilities	334,433	474,936

Net cash provided by (used in) operating activities	(353,250)	89,923

Cash flows from investing activities:
Property, plant and equipment additions	-	(5,142)

Cash flows from financing activities:
Increases in debt,	529,705	-
Repayment of debt	(199,061)	(194,596)
Sale of common stock	-	100,000

Net cash provided by (used in) financing activities	330,644	(94,596)

Increase (decrease) in cash and cash equivalents	(22,606)	(9,815)

Cash and cash equivalents, beginning of period	23,889	10,970

Cash and cash equivalents, end of period	$1,283	$1,155

Supplemental disclosures of cash flow information:

Interest paid	$-	$231,621

Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants in connection with $220,000 promissory notes	$78,930	$-
Shares of common stock issued to noteholders in satisfaction of debt and accrued interest	$531,908	$2,203,154
Issuance of common stock and warrants in connection with License Agreement with Tony Siragusa	$144,800	$-
Securities issued to Capstone in connection with
Termination Agreement and satisfaction of debt:
Unsecured promissory note	$-	$500,000
Series B preferred note	-	1,833,206
Common Stock	-	500,000
Total	$-	2,833,206

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
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of June 30, 2010, the Company had cash of $1,283, negative working capital of $2,770,001 and a stockholders’ deficiency of $6,013,995.  Further, from inception to June 30, 2010, the Company incurred losses of $14,805,509.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition as recently launched products mature and brand awareness increases, thereby increasing the profitability of its operations.  Additionally, the Company intends to obtain new financing which will primarily be used to market and promote Danny DeVito’s Premium Limoncello and other new products.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

7. DEBT

Debt consists of:

	June 30 2010	December 31, 2009
Due under Discount Factoring Agreement	$—	$85,887
Convertible notes, interest at 7% to 14%, due July 2, 2012 to July 2, 2013,net of unamortized discounts of $29,052 and $52,328, respectively	120,948	160,172
Promissory note, interest at 20%, due January 29, 2009	100,000	100,000
Unsecured promissory note, interest at 7%, due in installments until June 10, 2011	256,546	334,523
Convertible promissory note, interest at 7%, due September 13, 2014, net of unamortized discount of $69,351 and $77,595, respectively	30,649	22,405
Loan payable, interest at 0%, due on demand	163,070	249,000
Loan payable, interest at 12%, due January 14, 2010, net of unamortized discount of $0 and $26,823, respectively	—	73,177
Promissory notes, interest at 13%, due May 31, 2010	220,000	—
Convertible promissory note, interest at 8% (default rate at 22%), due February 7, 2011	60,000	—

Convertible promissory notes, interest at 10% due October 25, 2007 to November 27, 2007	75,000	75,000
Due Donald Chadwell (significant stockholder), interest at 0%, no repayment terms	763,000	763,000
Due Richard DeCicco (officer, director, and significant stockholder) and affiliates, interest at 0%, no repayment terms	679,647	714,844

Total	2,468,860	2,578,008

Less current portion of debt	(874,616)	(803,064

Long term debt	$1,594,244	$1,774,944

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

At June 30, 2010, the debt is due as follows:

Past due	$395,000
Year ending June 30, 2011	479,616
Year ending June 30, 2012	—
Year ending June 30, 2013	150,000
Year ending June 30, 2014	—
Year ending June 30, 2015	100,000
No repayment terms (due two significant stockholders)	1,442,647
Total	2,567,263
Less debt discounts	(98,403
Net	$2,468,860

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

11. STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2009 and for the six months ended June 30, 2010 follows:

	Stock Options	Warrants

Outstanding at December 31, 2008	1,300,000	5,757,500
Granted and issued	-	6,173,334
Exercised	-	-
Forfeited/expired/cancelled	-	(165,000
Outstanding at December 31, 2009	1,300,000	11,765,834
Granted and issued	-	7,756,350
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at June 30, 2010	1,300,000	19,522,184

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

Stock options outstanding at June 30, 2010 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
October 1, 2007	100,000	100,000	$0.05	April 1, 2011
October 1, 2007	100,000	100,000	$0.15	April 1, 2011
October 1, 2007	100,000	100,000	$0.75	April 1, 2011
January 1, 2008	1,000,000		$0.10	June 30, 2018

Total	1,300,000	300,000

(a)	Estimated since exercise price is to be determined based on future stock price.

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

As of June 30, 2010, there was $72,601 of total unrecognized marketing cost relating to 2,333,334 of the unexpired warrants.  That cost is expected to be recognized $9,194 in 2010, $18,388 in 2011, $18,388 in 2012, $18,388 in 2013, and $8,243 in 2014

12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated in a Form 10-K/A filed on January 18, 2011 its consolidated financial statements at December 31, 2009 and for the years ended December 31, 2009 and 2008 (which were previously included in the Company's Form 10-K filed with the SEC on April 15, 2010) in order to correct errors relating to (1) the classification of the Series B Preferred Stock which represents an equity security with characteristics of a liability and (2) the computed number of weighted average number of common shares outstanding used in the net loss per common share computations for the years ended December 31, 2009 and 2008 concerning common shares issued on June 10, 2009 related to the Harbrew merger (in this Form 10Q-A Note 8). The Company has made similar restatements in this Form 10Q-A in its consolidated financial statements at June 30, 2010 (which was previously included in the Company's Form 10Q filed with the SEC on August 16, 2010) for the same reasons that the restatements were made in the Form 10K/A filed on January 18, 2011.

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

The computed weighted average number of shares used in the net loss computations for the years ended December 31, 2009 and 2008 were increased to reflect shares issued in the Harbrew merger to reflect the recapitalization in the period preceding the merger for comparability of loss per share computation in both years.

The effect of the restatement adjustments on the consolidated balance sheet at June 30, 2010 follows:

	As Previously Reported	Adjustments	As Restated
Total assets	$1,440,509	$-	$1,440,509

Total current liabilities	$4,027,054	$-	$4,027,054
Long term debt	1,594,244	-	1,594,244
Series B preferred stock - an equity security with characteristics of a liability	-	1,833,206	1,833,206
Total Liabilities	5,621,298	1,833,206	7,454,504
Stockholders’ equity (deficiency):
Series A preferred stock	1	-	1
Series B preferred stock - an equity security with characteristics of a liability	1,833,206	(1,833,206)	-
Common stock	525	-	525
Additional paid-in capital	8,790,988	-	8,790,988
Accumulated deficit	(14,805,509)	-	(14,805,509)

Total stockholders’ equity (deficiency)	(4,180,789)	(1,833,206)	(6,013,995)

Total liabilities and stockholders’ equity (deficiency)	$1,440,509	$-	$1,440,509

The effect of the restatement adjustments on the consolidated statement of operations for the three months ended June 30, 2009 follows:

	As Previously Reported	Adjustments	As Restated
Net income (loss)	$(3,005,524)	$-	$(3,005,524)
Net Income (loss) per common share – basic and diluted	$(0.31)	$0.21	$(0.10)
Weighted average number of common shares outstanding – basic and diluted	9,782,833	21,067,468	30,850,301

The effect of the restatement adjustments on the consolidated statement of operations for the six months ended June 30, 2009 follows:

	As Previously Reported	Adjustments	As Restated
Net income (loss)	$(3,728,742)	$-	$(3,728,742)
Net Income (loss) per common share – basic and diluted	$(0.76)	$0.63	$(0.13)
Weighted average number of common shares outstanding – basic and diluted	4,930,669	24,180,295	29,110,964

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

ITEM II.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$338,450	$336,170	$72,103	$252,233

Cost of goods sold	213,527	228,371	51,364	163,010

Gross profit	124,923	107,799	20,739	89,223

Selling, general and administrative expenses:
Selling, marketing and promotion	383,416	123,795	114,861	31,370
Administrative compensation and benefits	414,208	606,498	213,791	425,154
Stock-based compensation issued in connection with merger	-	2,063,411	-	2,063,411
Professional fees	318,645	288,518	198,474	139,368
Occupancy and warehousing	68,555	101,208	30,507	24,646
Travel and entertainment	60,664	36,237	28,240	11,187
Office	16,281	19,776	10,845	7,261
Licenses and permits	31,195	1,670	1,050	400
Other	13,746	23,220	5,192	18,014

Total	1,306,710	3,264,333	602,960	2,720,811

Income (loss) from operations	(1,181,787)	(3,156,534)	(582,221)	(2,631,588)

Interest expense	(238,153)	(572,208)	(74,299)	(373,936)

Income (loss) before income taxes	(1,419,940)	(3,728,742)	(656,520)	(3,005,524)

Income taxes	-	-	-	-

Net income (loss) (as restated)	$(1,419,940)	$(3,728,742)	$(656,520)	$(3,005,524)

Net income (loss) per common share - basic and diluted (as restated - see Note 12)	$(0.03)	$(0.13)	$(0.01)	$(0.10)

Weighted average number of common shares outstanding - basic and diluted (as restated - see Note 12)	48,684,334	29,110,964	51,568,601	30,850,301

Sales:

Sales increased by approximately $2,280 or 0% from $336,170 for the six month period ended June 30, 2009 to $338,450 for the six month period ended June 30, 2010.  This increase in sales was a result of the Company’s continuing efforts to shift in focus and resources from marketing, promoting and distributing the products of other manufacturers to marketing, promoting and distributing its celebrity branded products, such as the Danny DeVito’s Premium Limoncello, Glen Master Scotch, George Vesselle Champaign and its other organically developed brands.

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

Selling, general and administrative expenses:

Selling general and administrative expenses for the six month period ended June 30, 2010 and 2009 were $1,306,710 and $3,264,333 respectively, a decrease of $1,957,623 or 60%. These expenses include selling, marketing and promotion expenses in the amount of $383,416, which reflects an increase of $259,321 for the six month period ended June 30, 2010 as compared to $123,795 for the six month period ended June 30, 2009; administration, compensation and benefits decreased to $414,208 for the six month period ended June 30, 2010 from $606,498 for the same period ended June 30, 2009; professional fees increased to $318,645 from $288,518 as a result of increased legal fees; travel and entertainment decreased to $60,555 from $101,208 as a result of a reduction in the travel schedule; office expenses decreased to $16,281 from $19,776 as a result of better efficiencies; license and permit expense increased to $31,195 during the six month period ended June 30, 2010 from $1,670 during the six months ended June 30, 2009 due to the Company’s continuing focus on developing and licensing its organically branded products; and other expenses also decreased to $13,746 from $23,220. The majority of the decrease reflects in selling, general and administrative expenses were related to the stock-based compensation in June 2009 of $2,063,411.

Income (loss) from Operations:

Loss from operations was $1,181,787 for the six month period ended June 30, 2010 and $3,156,534 for the six month period ended June 30, 2009.  The decrease in the loss from operations for the period resulted from the increase in sales and the decrease in expenses, principally the costs associated with stock based compensation expense as a resulted of the merger which took place in June 2009.

Interest Expense:

Interest expense for the six month period ended June 30, 2010 and 2009 was $238,153 and $572,208, respectively, a decrease of $334,055, or 58%. The decrease in interest expense for the period was a result of a rate reset by our largest creditor, and the conversion of convertible debt and notes to equity.

Net Income (loss):

Net loss was $1,419,940 for the six month period ended June 30, 2010 compared to $3,728,742 for the six month period ended June 30, 2009, a decrease of $2,308,802, or 62%. The decrease in the net loss for the period was a result of increased sales; increased professional fees incurred relating to selling marketing and promotional activities and decrease costs associated with stock based compensation.

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

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. In addition, we issued convertible notes and promissory notes to bridge the gap between our primary lender and our working capital requirements. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance higher level of inventories and accounts receivable,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

●	Development of new brands to complement our current celebrity portfolio, and

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Three Months ended June 30,
	2010	2009

Net cash provided by (used in):
Operating activities	$(352,250)	(89,923)
Investing activities	0	5,142
Financing activities	330,644	94,596

Net (decrease) increase in cash and cash equivalents	$(22,606)	(9,815)

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of June 30, 2010, the Company had cash of $1,283, negative working capital of $2,770,001 and a stockholders’ deficiency of $6,013,995.  Further, from inception to June 30, 2010, the Company incurred losses of $14,805,509.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition as recently launched products mature and brand awareness increases, thereby increasing the profitability of its operations.  Additionally, the Company intends to obtain new financing which will primarily be used to market and promote Danny DeVito’s Premium Limoncello and other new products.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

DEBT

The Company’s total debts is in the amount of $2,468,860 for the six months ended June 30, 2010, of which $395,000 is past due debt. These debts consist primarily of the following:

	June 30 2010	December 31, 2009
Due under Discount Factoring Agreement	$—	$85,887
Convertible notes, interest at 7% to 14%, due July 2, 2012 to July 2, 2013,net of unamortized discounts of $29,052 and $52,328, respectively	120,948	160,172
Promissory note, interest at 20%, due January 29, 2009	100,000	100,000
Unsecured promissory note, interest at 7%, due in installments until June 10, 2011	256,546	334,523
Convertible promissory note, interest at 7%, due September 13, 2014, net of unamortized discount of $69,351 and $77,595, respectively	30,649	22,405
Loan payable, interest at 0%, due on demand	163,070	249,000
Loan payable, interest at 12%, due January 14, 2010, net of unamortized discount of $0 and $26,823, respectively	—	73,177
Promissory notes, interest at 13%, due May 31, 2010	220,000	—
Convertible promissory note, interest at 8% (default rate at 22%), due February 7, 2011	60,000	—

Convertible promissory notes, interest at 10% due October 25, 2007 to November 27, 2007	75,000	75,000
Due Donald Chadwell (significant stockholder), interest at 0%, no repayment terms	763,000	763,000
Due Richard DeCicco (officer, director, and significant stockholder) and affiliates, interest at 0%, no repayment terms	679,647	714,844

Total	2,468,860	2,578,008

Less current portion of debt	(874,616)	(803,064)

Long term debt	$1,594,244	$1,774,944

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

Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense for the period, totaling $238,153.

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

ITEM 4.	(REMOVED AND RESERVED).

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.8	Employment Agreement dated October 1, 2007 between the Company and DeCicco.*
10.9	Employment Agreement dated October 1, 2007 between the Company and William Blacker.*
31	Certification of Principal Executive, Financial and Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.*
32	Certification of the Chief Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of January 2011.

Iconic Brands, Inc.

By: /s/Richard DeCicco
Richard DeCicco
President, Principal Executive, Financial and Accounting Officer