Form 10-K/A
period 2009-12-31
Iconic Brands, Inc.
filed 2011-03-09
CIK 1350073

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

(516) 887-8200 end_of_the_skype_highlighting
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

On March 8, 2011, the Company has 52,519,307 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The purpose of this Amended Annual Report on Form 10-K/A (this “Amendment”) is to amend Part II Items 5 and Part III Items 11 (together, the “Amended Items”) of our Annual Report on Form 10-K for the period ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2010 and amended January 18, 2011 (the “Form 10-K”)

The Amended Items have been amended and restated in their entirety to respond to comments issued by the Securities and Exchange Commission and to supplement and clarify previous disclosures.  Except as stated herein, this Amendment does not reflect events occurring after the filing of the Form 10-K on April 16, 2010 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our filings with the SEC subsequent to the filing of the Form 10-K.

No other changes have been made to the Form 10-K.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following unregistered securities were issued by the Company during the past three years:

On January 15, 2008, the Company issued a total of 125 shares of common stock each to Michael H. Ferrence and Richard A. Freeman in consideration for legal services rendered, valued in the aggregate amount of $25,000. These securities were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). Messrs. Ferrence and Freeman were the securities lawyers for our Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On July 14, 2008, the Company issued a total of 1,600 shares of the Company’s common stock to two accredited investors, Bentley Asset Investment Group, Inc, and New Century Capital Consultants, Inc. (the “Consultants”), pursuant to Consulting Agreements between the Company and the Consultants, valued in the amount of $160,000. Pursuant to the consulting agreements, the Consultant provided non-exclusive consulting services related to the further development of the Company’s business and other services described in Section 1 of the agreements. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

On August 8, 2008, the Company issued 2,731 shares of common stock to Richard J. DeCicco, its Chief Executive Officer, in consideration of services rendered as the chief executive of the Company, valued in the amount of $273,096. These securities were issued in reliance on the exemption under Section 4(2) of the Act. Mr. Decicco is an officer and a director of the Company and had access to all of the information which would be required to be included in a registration statement and the transaction did not involve a public offering.

 On August 8, 2008, the Company issued a total of 1,050 shares of common stock to The DeVito Family Trust DTD and the DeVito Children’s Trust of 1988, accredited investors, valued in the amount of $105,000. The shares were issued pursuant to the License Agreement between the Company and Seven Cellos by which the Company obtained a limited license for the use of Danny Devito’s name and likeness and his endorsement in connection with the manufacture, distribution and promotion of the Danny Devito Premium Limoncello. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

On August 11, 2008, the Company issued 2,000 shares of the it’s common stock to an accredited investor, MLF Group, LLC, a consulting firm pursuant the Financial Consulting Agreement dated July 31, 2008 between MLF Group LLC and the Company, valued in the amount of $200,000. Pursuant the agreement MLF performed services as a financial consultant and provided the Company with an analysis of its business and industry and other services as discussed in Section III of the agreement.  These securities were issued in reliance on the exemption under Section 4(2) of the Act.

Pursuant to the Merger Agreement, On June 10, 2009, the Company issued 27,352,301 shares of common stock to the designees of Harbrew New York.  Of this amount:

1)
24,909 shares were issued to Harbrew Florida stockholders. These securities were issued in reliance on the exemption under Section 4(2) of the Act. The investors were stockholders of Harbrew Florida and had access to all of the information which would be required to be included in a registration statement and the transaction did not involve a public offering.

2)
19,634,112 shares of common stock were issued to Company management and personnel for services rendered, including 15,972,359 shares to the Richard J. DeCicco, the Company’s Chief Executive Officer, 100,000 shares to the William Blacker the Company’s Chief Financial Officer, and 2,586,753 shares to Donald Chadwell. The estimated value of the services rendered is $1,963,411 and 850,000 shares to eight employees, and 125,000 shares to a law firm. These securities were issued in reliance on the exemption under Section 4(2) of the Act; the recipients are affiliates of the Company and had access to all of the information which would be required to be included in a registration statement and the transaction did not involve a public offering.

3)
2,086,973 shares of common stock valued at $208,697 were issued to Danny DeVito and affiliates, accredited investors, for consulting services performed in connection with the License Agreement between the Company and Seven Cellos by which the Company obtained a limited license for the use of Danny Devito’s name and likeness and his endorsement in connection with the manufacture, distribution and promotion of the Danny Devito Premium Limoncello. These securities were issued in reliance on the exemption under Section 4(2) of the Act;

4)
4,606,307 shares of common stock were issued to noteholders who are accredited investors in satisfaction of $2,125,625 of debt and $177,529 of accrued interest. These securities were issued in reliance on the exemption under Section 4(2) of the Act; and

5)
1,000,000 shares of common stock were issued to Capstone, an accredited investor, as part of the Termination Agreement dated June 5, 2009, between the Harbrew Imports Ltd and Capstone Business Credit LLC and Capstone Capital Group, LLC. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

Pursuant to the terms of the Merger Agreement, the Company issued 1 share of Series A Preferred Stock valued at $100,000 to Richard J. DeCicco, the Company’s Chief Executive Officer for services rendered, valued in the amount of $100,000.  The 1 share of Series A Preferred Stock entitles the holder to two (2) votes for every share of Common Stock deemed outstanding and has no conversion or dividend rights.  These securities were issued in reliance on the exemption under Section 4(2) of the Act. Mr. Decicco is an officer and a director of the Company and had access to all of the information which would be required to be included in a registration statement and the transaction did not involve a public offering

Pursuant to the terms of the Termination Agreement dated June 5, 2009, between the Harbrew Imports Ltd. and Capstone Business Credit LLC and Capstone Capital Group, LLC, the Company issued 916,603 shares of Series B Preferred Stock valued at $1,833,206 to Capstone Capital Group I, LLC, an accredited investor. Each share of the Series B Preferred Stock has a liquidation preference of $2.00 per share, has no voting rights, and is convertible into one share of Common Stock at the lower of (1) $2.00 per share or, (2) the volume weighted average price per share for the 20 trading days immediately prior to the conversion date. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

In the three months ended September 30, 2009, a total of $122,500 of debt and $28,147 of accrued interest was converted into a total of 300,110 shares of Company common stock. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

On August 19, 2009, we completed a private placement offering in the aggregate amount of $500,000 from an accredited investor through the sale of (a) 1,000,000 shares of its common stock, par value $0.0001, with a per share purchase price of $0.50 per share; (b) a Class I Common Stock Purchase Warrant to purchase an aggregate of 100% of the number of shares of our common stock at an exercise price of $1.00 per share, exercisable for a period of five years; and (c) a Class J Common Stock Purchase Warrant to purchase an aggregate of 100% of the number of shares of our common stock at an exercise price of $1.50 per share, exercisable for a period of five years. Proceed from the sale of the securities were used for working capital purposes. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

On October 6, 2009, the Company issued 1,000,000 shares of its common stock to Brady Middleditch, an accredited investor, pursuant to a one month Consulting Agreement for general management and consulting services, including advising the Company on corporate structure, marketing and developing strategic alliance. Such services were valued in the amount of $200,000. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

Subsequent Issuances of Common Stock

On January 6 and 13, 2010, the Company issued a total of 200,000 shares of common stock, 100,000 five year warrants exercisable at $0.22 per share, and 100,000 five year warrants exercisable at $0.23 per share, along with two promissory notes in the amount of $110,000 each (one due March 31, 2010 and one due May 31, 2010), to Marvin Mermelstein, an accredited investor, in exchange for a $200,000 loan.  The fair value of the common stock ($45,000) and warrants ($33,930), along with the $20,000 discount, were recorded as debt discounts, which are being amortized over the terms of the notes as interest expense.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rates of 2.6% and 2.55%, volatility of 100%, and terms of five years. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

On January 15 and 25, 2010 the Company issued 152,546 shares of common stock, and 250,000 warrants to three accredited investors pursuant to convertible promissory notes, in the aggregate amount of $62,500 plus accrued interest of $13,773. The notes were converted at the rate of $0.50 per share and the warrants were exercised at the price of $$1.00 and $1.50. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

Pursuant to the Exclusive License Agreement dated January 15, 2010, between the Company and Tony Siragusa, the Company was granted a limited license to certain rights in and to Tony Siragusa’s name, likeness and biography for use by the Company in connection with Tony Siragusa’s YO Vodka. In consideration for such uses, the Company issued 250,000 shares of its common stock, warrants to purchase 500,000 shares of our Common Stock at an exercise price of $1.00 per share, and warrants to purchase 500,000 shares of our Common Stock at an exercise price of $1.50 to Tony Siragusa, an accredited investor. We did not generate any proceeds from the issuance of the securities.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

On February 24, 2010, the Company issued 300,000 shares of common stock to CorProminence LLC, an accredited investor, in consideration for management consulting, business advisory, shareholder information and public relation services rendered pursuant to the Consulting Agreement dated January 4, 2010. The $69,000 fair value of the common stock at date of issuance was expensed in full in the three months ended March 31, 2010 and included in professional fees. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

On March 16, 2010, the Company issued 2,000,000 shares of common stock to Cresta Capital Strategies LLC, an accredited investor in consideration for services rendered pursuant to a one year extension of the Consulting Agreement dated March 16, 2010. The fair value of the common stock ($350,000) and warrants ($246,000) at date of issuance was capitalized as a prepaid expense (see note 4) and is being amortized over the one year term as professional fees. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 2.37%, volatility of 100%, and term of five years. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

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

Pursuant to the Merger Agreement, the Company issued 15,972,356 shares of common stock to Mr. DeCicco valued at $.10 per share. The shares had an estimated fair value of $1,597,236 on the date of the grant.

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

Pursuant to the Merger Agreement, the Company issued 100,000 shares of common stock to Mr. Blacker valued at $.10 per share. The shares have an estimated fair value of $10,000 on the date of the grant.

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

									Non-	Nonqualified
Name									Equity	Deferred	All
and					Stock		Option		Incentive	Compensation	Other
Principal		Salary		Bonus	Awards		Awards		Plan	Earnings	Compensation	Total
Position	Year	(US$)		(US$)	(US$)		(US$)		(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)		(d)	(e)		(f)		(g)	(h)	(i)	(j)
Richard DeCicco	2009	265,000	(1) (2)	0	1,597,236	(3)	0		0	0	0	1, 862 ,236
President, CEO	2008	265,000	(6)	0	$273,096	(5)	90,700	(4)	0	0	0	628,796
	2007	265,000	(7)	0	0		0		0	0	0	265,000

William Blacker	2009	173,643	(8)(11)	0	10,000	(9)	0	(10)	0	0	0	183 ,643
CFO, SVP of	2008	165,375	(8)(12)	0	0		0	(10)	0	0	0	165 ,375
Finance	2007	150,000	(10)(13)	0	0		16,850	(10)	0	0	0	166,850
_______________________
1.
Pursuant to terms of the Employment Agreement dated January 23, 2007 between Richard DeCicco and the Company (“DeCicco Employment Agreement”), Mr. DeCicco is entitled to an annual salary of $265,000 for a period of five years commencing on January 1, 2008.

2.	As of December 31, 2009, Mr. DeCicco did not receive any payments from the Company for 2009 salary.

3.
Pursuant to the Merger Agreement, the Company issued 15,972, 356 shares of common stock to Mr. DeCicco valued at $.10 per share. The shares had an estimated fair value of $1,597,236 on the date of the grant.

4.
Pursuant to DeCicco Employment Agreement, Mr. DeCicco was granted 1,000,000 stock options at an exercise price (to represent a discount to the market price estimated at $0.10 per share) of which 200,000 shall vest on December 31 of each year until fully vested.  The options have an estimated fair value of $90,700 as of the date of the Decicco Employment Agreement. As of the date of this report, the options have not been exercised.

5.
On August 8, 2008, the Company issued 2,731 ( 2, 730,960 pre reverse stock split) shares of common stock to Mr. DeCicco in consideration for services rendered valued in the amount of $273,096 or $0.10 pre reverse stock split shares . The shares have an estimated fair value of $273,096 on the date of the grant.

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

9.
Pursuant to the Merger Agreement, the Company issued 100,000 shares of common stock to Mr. Blacker valued at $.10 per share. The shares have an estimated fair value of $10,000 on the date of the grant.

10.
Pursuant to Blacker Employment Agreement, Mr. Blacker was granted 300,000 stock options.  The options vested as follows: 100,000 options at an exercise price of $0.05 per share upon execution of the agreement; (B) 100,000 options at an exercise price of $0.15 per share on October 1, 2008; and (C) 100,000 options at an exercise price of $.75 per share on October 1, 2009. The options have an estimated fair value of $16,850 on the date of the grant (using the Black-Scholes option pricing model and the assumptions disclosed in note 9 of the consolidated financial statements) . As of the date of this report, the options have not been exercised.

11.	Pursuant to Blacker Employment Agreement, Mr Blacker was entitled to $173,643 as salary for 2009. As of the dated hereof, the entire amount is still owing to Mr. Blacker.

12.	As of December 31, 2008, Mr. Blacker’s salary was $165,375 of which Mr. Blacker was paid a total $25,962. As of the date hereof, the remaining balance is owed by the Company to Mr. Blacker.

13.	As of December 31, 2007, Mr. Blacker was paid a pro-rated salary of $34,615.

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
________________
(1)  Pursuant to an Employment Agreement, dated January 23, 2008, between our Company and Richard DeCicco, our Chief Executive Officer and Director, we granted to Mr. DeCicco 1,000,000 stock options, vesting at the rate of 200,000 stock options per year over the five years period commencing December 31, 2008 and are exercisable until June 1, 2011.  As of December 31, 2009, 400,000 of such stock options had vested. The options have an estimated fair value of $90,700 as of the date of the grant.

(2)  Pursuant to an Employment Agreement, dated October 1, 2007, between our Company and William Blacker, our Chief Financial Officer, we granted to Mr. Blacker stock options vested (i) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (ii) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (iii) on October 1, 2009, 100,000 options at an exercise price of $.75 per share. The vested stock options are exercisable until April 1, 2011. As of December 31, 2009, 300,000 of such stock options had vested. The options have an estimated fair value of $16,850 as of the date of the grant.

Compensation of Directors

During the fiscal year ended December 31, 2009, no director received any type of compensation from the Company in exchange for their services as directors. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Documents

23.1	Consent of the Michael T. Studer CPA P.C.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
_______
* filed herewith

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ICONIC BRANDS, INC.

Date: March 9 , 2011	By:	/s/ Richard DeCicco
Richard DeCicco
President, Principal Executive, financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICONIC BRANDS, INC.

Date: March 9 , 2011	By:	/s/ Richard DeCicco
Richard DeCicco
President, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)