Form 10-Q/A
period 2010-09-30
Iconic Brands, Inc.
filed 2011-03-09
CIK 1350073

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,519,307 as of March 8, 2011.

EXPLANATORY NOTE

We are filing this Amendment No. 3 (this “Amendment”) on Form 10-Q/A which amends our Quarterly Report on Form 10-Q for the three month period ended September 30, 2010 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission (the “Commission”) on December 10, 2010, solely, to accord with comments issued by the Commission on the quarterly reports for the three months ended March 31, 2010 and June 30, 2010. This Amendment contains changes to the Cover Page, Part I Item I (Financial Statements and Notes) and Part I Item II (Management’s Discussion and Analysis of Financial Condition and Results of Operations). In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Amendment as Exhibits 31 and 32.  Except for the foregoing amended information, we have not updated the disclosures contained in this Amendment to reflect events that have occurred subsequent to the filing date of the Original 10-Q.  Accordingly, this Amendment should be read in conjunction with the Original 10-Q and our subsequent filings with the Commission.

PART I: FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash	$353	$23,889
Accounts receivable, net of allowance for doubtful accounts of $ 0 and $35,000, respectively	-	254,268
Inventories	-	393,811
Prepaid stock-based compensation arising out of consulting agreement (Note 9)	273,507	-
Advance to overseas vendor toward purchases of inventories	-	297,684
Prepaid expenses and other current assets (Note 5)	784	93,456

Total current assets	274,644	1,063,108

Property, plant and equipment, net	-	7,273
License agreement costs, net of accumulated amortization of $ 0 and $0, respectively	-	-
Restricted cash	50,000	75,000

Total assets	$324,644	$1,145,381

Liabilities and Stockholders' Deficiency

Current liabilities:
Current portion of debt	$818,481	$803,064
Accounts payable	1,315,107	1,290,680
Accrued expenses and other current liabilities	1,803,283	1,500,652

Total current liabilities	3,936,871	3,594,396

Long term debt	1,636,200	1,774,944

Series B, $2.00 per share stated value; designated 1,000,000 shares, issued and outstanding
916,603 and 916,603 shares, respectively - an equity security with characteristics
of a liability (as restated - See Note 13)	1,833,206	1,833,206

Total liabilities (as restated - See Note 13)	7,406,277	7,202,546

Stockholders' deficiency
Preferred stock, $.00001 par value;
authorized 100,000,000 shares:
Series A, designated 1 share, issued and outstanding
1 and 1 shares, respectively	1	1
Common stock, $.00001 par value; authorized 100,000,000
shares, issued and committed to be issued and outstanding 52,519,307
and 44,810,411 shares, respectively	525	448
Additional paid-in capital	8,801,525	7,327,955
Accumulated deficit	(15,883,684)	(13,385,569)

Total stockholders' deficiency	(7,081,633)	(6,057,165)

Total liabilities and stockholders' deficiency (as restated - See Note 13)	$324,644	$1,145,381

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$371,313	$497,549	$32,863	$161,379

Cost of goods sold	235,744	327,947	22,217	99,576

Gross profit	135,569	169,602	10,646	61,803

Selling, general and administrative expenses:
Selling, marketing and promotion	419,250	231,103	35,834	107,308
Administrative compensation and benefits	428,254	841,228	14,046	234,730
Stock-based compensation issued in connection with merger	-	2,063,411	-	-
Professional fees	480,627	389,418	161,982	100,900
Occupancy and warehousing	95,101	133,927	26,546	32,719
Travel and entertainment	62,891	90,707	2,227	54,470
Office	18,452	31,677	2,171	11,901
Licenses and permits	31,878	2,873	683	1,203
Other	16,092	33,179	2,346	9,959

Total	1,552,545	3,817,523	245,835	553,190

Loss from operations	(1,416,976)	(3,647,921)	(235,189)	(491,387)
Interest expense	(264,346)	(590,170)	(26,193)	(17,962)
Loss on writeoff of assets seized by lender on defaulted promissory note (Note 3)	(816,793)	-	(816,793)	-

Loss before income taxes	(2,498,115)	(4,238,091)	(1,078,175)	(509,349)

Income taxes	-	-	-	-

Net Loss	$(2,498,115)	$(4,238,091)	$(1,078,175)	$(509,349)

Net loss per common share - basic and diluted (as restated - See Note 13)	$(0.05)	$(0.18)	$(0.02)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted (as restated - See Note 13)	49,962,659	24,127,853	52,519,307	43,176,678

See notes to consolidated financial statements

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
Nine Months Ended September 30, 2010
(Unaudited)

	Series A
	Preferred Stock,		Common Stock,		Additional
	$.00001 par		$.00001 par		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009 (as restated - See Note 13)	1	$1	44,810,411	$448	$7,327,955	$(13,385,569)	$(6,057,165)

Issuance of common stock and
warrants in connection
with $220,000 promissory notes	-	-	200,000	2	78,928	-	78,930

Issuance of common stock in
satisfaction of convertible
notes and accrued interest	-	-	152,546	2	76,271	-	76,273

Issuance of common stock and
warrants in connection with
License Agreement with
Tony Siragusa	-	-	250,000	2	144,798	-	144,800

Issuance of common stock to
consulting firm in
February 2010	-	-	300,000	3	68,997	-	69,000

Issuance of common stock and
warrants to consulting firm in
March 2010	-	-	2,000,000	20	595,980	-	596,000

Issuance of common stock in
connection with extension of due
date of $110,000 promissory note	-	-	250,000	2	21,398	-	21,400

Issuance of common stock and
warrants in satisfaction of debt
and accrued interest	-	-	4,556,350	46	455,589	-	455,635

Stock options and warrants
compensation expense	-	-	-	-	31,609	-	31,609

Net loss	-	-	-	-	-	(2,498,115)	(2,498,115)

Balance at September 30, 2010	1	$1	52,519,307	$525	$8,801,525	$(15,883,684)	$(7,081,633)

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	September 30,
	2010	2009

Cash flows from operating activities:
Net Loss	$(2,498,115)	(4,238,091)
Adjustments to reconcile net loss
to net cash used in operating activities:
Loss on writeoff of assets seized by lender on
defaulted promissory note
(Note 3), less $1,552 cash seized	815,191	-
Depreciation	3,033	1,538
Amortization of license agreement costs	25,538	-
Amortization of debt discounts
charged to interest expense	185,938	268,125
Stock-based compensation	423,101	2,474,965
Changes in operating assets and liabilities:
Accounts receivable, net	226,574	383,197
Inventories	(62,758)	233,084
Prepaid expenses and other current assets	151,272	6,665
Restricted cash and cash equivalents	25,000	25,000
Accounts payable	24,427	(117,590)
Accrued expenses and other current
liabilities	302,631	610,969

Net cash used in
operating activities	(378,168)	(352,138)

Cash flows from investing activities:
Property, plant and equipment additions	-	(5,150)

Cash flows from financing activities:
Increases in debt, net	661,067	310,000
Repayment of debt	(306,435)	(332,807)
Sale of Units of common stock and
warrants, net of placement costs	-	445,000

Net cash provided by
financing activities	354,632	422,193

Increase (decrease) in cash	(23,536)	64,905

Cash, beginning of period	23,889	10,970

Cash, end of period	$353	$75,875

Supplemental disclosures of cash flow information:

Interest paid	$23,190	$248,470

Income taxes paid	$-	$-

Non-cash financing activities:
Issuance of common stock and warrants in
connection with $220,000 promissory notes	$78,930	$-
Shares of common stock issued to noteholders in
satisfaction of debt and accrued interest	$531,908	$2,453,801
Issuance of common stock and warrants in
connection with License Agreement with
Tony Siragusa	$144,800	$-
Securities issued to Capstone in connection with
Termination Agreement and satisfaction of debt:
Unsecured promissory note	$-	$500,000
Series B preferred stock	-	1,833,206
Common stock	-	500,000

Total	$-	$2,833,206

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

For the nine months ended September 30, 2010 and 2009, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Nine Months Ended September 30,
	2010	2009
7% convertible notes and accrued interest	607,023	602,274
10% convertible notes and accrued interest	210,712	195,754
8% convertible note and accrued interest	6,115,726	-
Series B preferred stock owned by Capstone Capital Group I, LLC (see Notes 3, 8 and 9)	294,775,044	5,092,239
Stock Options	300,000	200,000
Warrants	19,522,184	11,810,834
Total	321,530,689	17,901,101

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
4.  INVENTORIES

Inventories consist of:

	September 30,	December 31,
	2010	2009
Danny DeVito's Premium Limoncello ( Liqueur) brand	$-	$13,626
Hot Irishman (Irish coffee) brand	-	125,718
Scotch Whiskey	-	108,470
George Vesselle ( champagne) brand	-	75,110
	-	145,013
sub-total	-	467,937

Reserve for slow moving	-	(74,126)

	$-	$393,811

On September 16, 2010, the Company wrote off inventories totaling $456,569 pursuant to the seizure of Collateral (see Note 3).

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	September 30,	December 31,
	2010	2009
Royalty advance	$-	$60,000
Other	784	33,456

Total	$784	$93,456

On September 16, 2010 the Company wrote off advances to overseas vendor toward purchase of inventories of $207,476 pursuant to the seizure of Collateral (see Note 3).

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:

	September 30,	December 31,
	2010	2009
Vehicles	$-	$126,295
Office and warehouse equipment	-	20,853

Total	-	147,148

Accumulated depreciation	-	(139,875)

Net	$-	$7,273

 On September 16, 2010, the Company wrote off property, plant, and equipment, net of $4,240 pursuant to the seizure of Collateral (see Note 3).

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

7.    LICENSE AGREEMENT COSTS, NET

 License agreement costs, net, changed in the nine months ended September 30, 2010 as follows:

Fair value of 250,000 shares of common stock, 500,000 5 year warrants exercisable at $1.00 per share, and 500,000 5 year warrants exercisable at $1.50 per share issued in connection with license agreement with Tony Siragusa dated January 15, 2010.	$144,800
Amortization for the period January 15, 2010 to September 16, 2010	(25,538)
Writeoff of balance pursuant to the seizure of Collateral on September 16, 2010 (see Note 3)	(119,262)
Balance, September 30, 2010	$-

As more fully described in Note 11, the Company entered into a four year License Agreement with Tony Siragusa on January 15, 2010 in connection with the use of Tony Siragusa’s name relating to the sale of YO Vodka.  The fair value of the common stock ($50,000) and warrants ($94,800) on January 15, 2010 was capitalized and was being amortized over the four year term of the License Agreement as selling, marketing and promotion expenses.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 2.44%, volatility of 100%, and term of five years.

8.    DEBT

Debt consists of:

		September 30,	December 31,
		2010	2009
Due under Discount Factoring Agreement	(A)	$-	$85,887
Convertible notes, interest at 7% to 14% due
July 2, 2012 to July 2, 2013,net of unamortized
discounts of $25,909 and $52,328,respectively	(B)	124,091	160,172
Promissory note, interest at 20%, due January 29, 2009		100,000	100,000
Secured Promissory note payable to Capstone Capital Group I, LLC, interest at 7%, was due in installments until
June 10, 2011 - defaulted/collateral seized (see Note 3)	(A)	190,411	334,523
Convertible promissory note, interest of 7%, due September 13,2014,
net of unamortized discount of $65,229 and $77,595, respectively	(B)	34,771	22,405
Loan payable, interest at 0%, due on demand		173,070	249,000
Loan payable, interest at 12%, due January 14, 2010
net of unamortized discount of $0 and $26,823, respectively		-	73,177
Promissory notes, interest at 13%, due May 31, 2010		220,000	-
Convertible promissory note, interest at 8% ( default rate at 22%)
due February 7, 2011	(B)	60,000	-
Convertible promissory notes, interest at 10%
due October 25, 2007 to November 27, 2007	(B)	75,000	75,000
Due Donald Chadwell (5% stockholder at September 30, 2010),
interest at 0%, no repayment terms.		763,000	763,000
Due Richard DeCicco ( officer, director, and 30% stockholder at September 30, 2010)
and affiliates, interest at 0%,no repayment terms		714,338	714,844

Total		$2,454,681	$2,578,008

Less current portion of debt		(818,481)	(803,064)

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

(A) On January 22, 2007 the Company entered into a  Purchase Order Financing Agreement with a term of two years, that provided for advances of credit from Capstone Capital Group I, LLC (the “Secured Party”) to the Company.  Among other things, the agreement provided for fees to the Secured Party equal to 2.5% for the first 30 days (or part thereof) that each advance was outstanding and 1.25% for every 14 days (or part thereof) that such advance remained outstanding. On June 10, 2009, the Company entered into a termination agreement with Capstone (the “Termination Agreement”) whereby Capstone agreed to forgive the $2,833,205 balance owed it under the Purchase Order Financing Agreement in exchange for: (i) a $500,000 7% promissory note (the “Promissory Note”); (ii) 1,000,000 shares of Common Stock; (iii) $1,833,205 worth of Series B Preferred Stock; and (iv) a 3-year warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.50 per share.  The Promissory Note was payable in 24 monthly installments of $10,000 commencing July 10, 2009, $100,000 on or before June 10, 2010, and the remaining $160,000 on or before June 10, 2011.  If the Company closed a financing prior to maturity of the Promissory Note, up to 50% of the proceeds were to be used to prepay the remaining balance of the Promissory Note. The Discount Factoring Agreement was dated January 22, 2007 and provided for financing of certain Company accounts receivable by Capstone Business Credit, LLC (the “Factor”).  Among other things, the agreement provided for commissions to the Factor equal to 2% for the first 30 days (or part thereof) that each such account receivable is outstanding and 1% for every 14 days (or part thereof) thereafter that such account receivable remains outstanding. Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense in the accompanying consolidated statements of operations.

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

The one share of Series A Preferred Stock entitles the holder to two votes for every share of Common Stock Deemed Outstanding and has no conversion or dividend rights.  Each share of the Series B Preferred Stock has a liquidation preference of $2.00 per share, has no voting rights, and is convertible into Common Stock at the lower of (1) $2.00 per share or, (2) the volume weighted average price per share (“VWAP”) for the 20 trading days immediately prior to the Conversion Date.   As discussed in Note 13, the Series B Preferred Stock has been classified as a liability (pursuant to ASC 480-10-25-14(a)) since it embodies a conditional obligation that the  Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception.

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

On April 19, 2010,, the Company agreed to issue to a noteholder 250,000 shares of its common stock in consideration of the noteholder’s extension of the due date ( from March 31, 2010 to May 31,2010) of a $110,000 promissory note. The $21,400 fair value of the common stock at date of commitment was expensed in the three months ended June 30, 2010 and included interest expense. The Company expects to issue these shares once it pays its liability to its transfer agent.

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

11. COMMITMENTS AND CONTINGENCIES

Lease – Company Evicted from Facility

The Company occupied its facilities in Freeport, New York up until March 2009 under a month to month agreement at a monthly rent of $14,350.  In March 2009, the Company moved its facilities to Lindenhurst, New York pursuant to a three year lease agreement providing for annual rentals ranging from $85,100 to $90,283.  Provided certain conditions were met, the Company had an option to renew the lease for an additional two years at annual rentals ranging from $92,991 to $95,781. On September 14, 2010, the Second District Court of Suffolk County issued a Warrant of Eviction removing the Company from its facilities.  At September 30, 2010, accounts payable includes $22,913 of unpaid rent due to the former landlord.  The Company has incurred no additional costs that would be chargeable to operations as a result of the seizure of the premises, including seized assets or out-of-pocket expenses incidental to seizure.

For the nine months ended September 30, 2010 and 2009, rent expense was $69,639 and $99,115, respectively.

Licensing Agreements

Danny DeVito Brand

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

On April 26, 2007 and as amended November 1, 2007, the Company entered into an exclusive License Agreement with Seven Cellos, LLC (“DDV”), pursuant to which the Company was granted a limited license of certain rights in and to Danny DeVito’s name, likeness and biography for use by the Company in connection with the Danny DeVito Premium Limoncello brand. The term of the Agreement was to continue through perpetuity unless otherwise terminated. In consideration for the license, the Company agreed to pay royalties as follows: a) 5% of Net Profits (as defined) to Behr Abrahamson & Kaller, LLP (“BAK”), (b) a payment of 50% of the remaining Net Profits to DDV after the payment described above; and (c) a payment of 2% of Net Profits to Sichenzia Ross Friedman Ference LLP after payment of 50% of Net Profits to DDV.

On August 20, 2010, the Company and DDV terminated the License Agreement. In the nine months ended September 30, 2010, the Danny DeVito Premium Limoncello brand accounted for approximately 96% of total sales.

For the periods presented, the Company calculated agreement defined cumulative “Net Profits” from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement.  The Termination Agreement provides that DDV has not waived or otherwise prejudiced any of its rights with respect to the Company’s past conduct with respect to the brand, including DDV’s right to accrued and unpaid royalties based upon its right to inspect Company records and conduct an audit of the Company reported agreement defined net profit.

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

At September 30, 2010, the Company has not yet commenced sales of the product named “The Godfather”.  For the nine months ended September 30, 2010 and 2009, the Company expensed $60,000 and $20,000, respectively, (included in selling, marketing and promotion expenses in the consolidated statement of operations) to provide for the ratable accrual of the $400,000 minimum royalties over the 5 year term of the License Agreement., The second royalty payment of $100,000 due on November 1, 2010 has not been paid.  At September 30, 2010, the Company has included $40,000 of accrued minimum royalties ($100,000 minimum royalties accrued for the 15 months from July 2009 to September 2010 less the $60,000 advance royalty paid August 12, 2009) in accrued expenses and other current liabilities in the consolidated balance sheet.

Tony Siragusa Brand

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

For the nine months ended September 30, 2010, the Company calculated agreement defined net profits from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement. As of this date, the product has not been introduced to the market.  Under the License Agreement, Tony Siragusa has the right to terminate the agreement, upon 10 days written notice to the Company, if the Company fails to launch the distribution of and secure availability to the general public of the beverage throughout the United States prior to June 1, 2010.  The License Agreement does not provide for financial penalties that would be accruable by the Company in the event of a default.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Chief Executive Officer Employment Agreement

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

Former Chief Financial Officer Employment Agreement

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

On September 16, 2010, Capstone Capital Group LLC notified the Company that in accordance with the Formal Notice of Default dated August 20, 2010, Capstone is exercising its right to attach and sell all the collateral referred to in the promissory note between the parties. The collateral consists of: all inventory, all equipment, machinery, fixtures, vehicles, furnishings, general intangibles, including trademarks, trade names, and anything else owned by Harbrew Imports Ltd, the predecessor name of Iconic Imports, Inc.

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
___________ (a) Estimated since exercise price is to be determined based on future stock price

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
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

13. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated in a Form 10-K/A filed on January 18, 2011 its consolidated financial statements at December 31, 2009 and for the years ended December 31, 2009 and 2008 (which were previously included in the Company's Form 10-K filed with the SEC on April 15, 2010) in order to correct errors relating to (1) the classification of the Series B Preferred Stock which represents an equity security with characteristics of a liability and (2) the computed number of weighted average number of common shares outstanding used in the net loss per common share computations for the years ended December 31, 2009 and 2008 concerning common shares issued on June 10, 2009 related to the Harbrew merger (in this Form 10Q-A Note 9). The Company has made similar restatements in this Form 10Q-A in its consolidated financial statements at September 30, 2010 (which was previously included in the Company's Form 10Q filed with the SEC on December 10, 2010) for the same reasons that the restatements were made in the Form 10K/A filed on January 18, 2011.

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

The effect of the restatement adjustments on the consolidated balance sheet at September 30, 2010 follows:

	As Previously Reported	Adjustments	As Restated
Total assets	$324,644	$-	$324,644

Total current liabilities	$3,936,871	$-	$3,936,871
Long term debt	1,636,200	-	1,636,200
Series B preferred stock	-	1,833,206	1,833,206
Total Liabilities	5,573,071	1,833,206	7,406,277
Stockholders’ equity (deficiency):
Series A preferred stock	1	-	1
Series B preferred stock	1,833,206	(1,833,206)	-
Common stock	525	-	525
Additional paid-in capital	8,801,525	-	8,801,525
Accumulated deficit	(15,883,684)	-	(15,883,684)

Total stockholders’ equity (deficiency)	(5,248,427)	(1,833,206)	(7,081,633)

Total liabilities and stockholders’ equity (deficiency)	$324,644	$-	$324,644

The effect of the restatement adjustments on the consolidated statement of operations for the three months ended September 30, 2009 follows:

	As Previously Reported	Adjustments	As Restated
Net loss	$(509,349)	$-	$(509,349)
Net loss per common share – basic and diluted	$(0.01)	$-	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	43,060,356	(116,322)	43,176,678

The effect of the restatement adjustments on the consolidated statement of operations for the nine months ended September 30, 2009 follows:

	As Previously Reported	Adjustments	As Restated
Net loss	$(4,238,091)	$-	$(4,238,091)
Net loss per common share – basic and diluted	$(0.24)	$0.06	$(0.18)
Weighted average number of common shares outstanding – basic and diluted	17,640,565	6,488,288	24,128,853

14.  SUBSEQUENT EVENTS

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

ITEM II.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an overview of the important factors that management focuses on in evaluating our business, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report on Form 10-Q.

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

Sales:

Sales decreased by $ 126,236 or 25% from $497,549 for the nine month period ended September 30, 2009 to $ 371,313 for the nine month period ended September 30, 2010.  The decrease in sales for the nine months reflects the C ompany’s inability to raise capital and to promote and support its brands. Due to limited available capital the Company shifted its focus and resources from marketing, promoting and distributing the products of other manufacturers to marketing, promoting and distributing its celebrity branded products, such as the Danny DeVito’s Premium Limoncello, Glen Master Scotch, George Vesselle Champaign and its other organically developed brands.

Cost of goods sold:

Cost of goods sold decreased by $92,203, or 28%, from $ 327,947 for the nine month period ended September 30, 2009 to $ 235,744 for the nine month period ended September 30, 2010. This decrease in COGS is consistent with the decrease in sales for the period as the Company could not raise sufficient funds to support its business.

Gross profit:

Gross profit decreased by approximately $34,000 or 20%, from $169,602 for the nine month period ended September 30, 2009 to $135,569 for the nine month period ended September 30, 2010 mainly due a decrease in sales and cost of goods sold as the Company refocuses its resources to its celebrity and organically developed brands.

Selling, general and administrative expenses:

Selling general and administrative expenses for the nine month period ended September 30, 2010 and 2009 were $1,552,545 and $3,817,523 respectively, a decrease of $2,264,978 or 59%. These expenses include selling, marketing and promotion expenses in the amount of $419,250, which reflects an increase of $259,321 for the nine month period ended September 30, 2010 as compared to $213,103  for the nine month period ended September 30, 2009; administration, compensation and benefits decreased to $428,254 for the nine month period ended September 30, 2010 from $841,228 for the same period ended September 30, 2009; professional fees increased to $480,627 from $389,418 as a result of increased legal fees; occupancy and warehousing decreased to $95,101 from $133,927 for the nine month period ended September 30, 2010 from the nine month period ended September 30, 2009; travel and entertainment decreased to $62,891 from $90,707 as a result of a reduction in the travel schedule; office expenses decreased to $18,452 from $31,677 as a result of better efficiencies; license and permit expense increased to $31,878 during the nine month period ended September 30, 2010 from $2,873 during the nine months ended September 30, 2009 due to the Company’s continuing focus on developing and licensing its organically branded products; and other expenses also decreased to $16,092 from $33,179 .The majority of the decrease reflects the expense of stock-based compensation paid in the year 2009 of $2,063,411.

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

●	An increase in working capital requirements to finance higher level of inventories and accounts receivable,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

●	Development of new brands to complement our current celebrity portfolio, and

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

Cash flows

The following table summarizes our primary sources and uses of cash during the periods presented:

	Nine Months ended September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$(378,168)	$(352,138)
Investing activities	0	5,158
Financing activities	354,632	422,193
Net (decrease) increase in cash and cash equivalents	$(23,536)	$64,905

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2010, the Company had cash of $353, negative working capital of $3,662,227 and a stockholders’ deficiency of $5,248,427. Further, from inception to
September 30, 2010, the Company incurred losses of $15,883,684. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition as recently launched products mature and brand awareness increases, thereby increasing the profitability of its operations. Additionally, the Company intends to obtain new financing which will primarily be used to market and promote Danny DeVito’s Premium Limoncello and other new products. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

 DEBT

The Company’s total debts is in the amount of $2,454,681 at September 30, 2010, of which $585,411 is past due debt. These debts consist primarily of the following:

Debt consists of:
		September 30,	December 31,
		2010	2009
Due under Discount Factoring Agreement	(A)	$-	$85,887
Convertible notes, interest at 7% to 14% due
July 2, 2012 to July 2, 2013,net of unamortized
discounts of $25,909 and $52,328,respectively	(B)	124,091	160,172
Promissory note, interest at 20%, due January 29, 2009		100,000	100,000
Secured promissory note, Payable to Capstone Capital Group I, LLC
interest at 7% was due in installments until June 10, 2011-	(A)	190,411	334,523
defaulted/collateral seized (See Note 3)
Convertible promissory note, interest of 7%, due September 13,2014,
net of unamortized discount of $65,229 and $77,595, respectively	(B)	34,771	22,405
Loan payable, interest at 0%, due on demand		173,070	249,000
Loan payable, interest at 12%, due January 14, 2010
net of unamortized discount of $0 and $26,823, respectively		-	73,177
Promissory notes, interest at 13%, due May 31, 2010		220,000	-
Convertible promissory note, interest at 8% ( default rate at 22%)
due February 7, 2011	(B)	60,000	-
Convertible promissory notes, interest at 10%
due October 25, 2007 to November 27, 2007	(B)	75,000	75,000
Due Donald Chadwell (5% stockholder at September 30, 2010)
interest at 0%, no repayment terms.		763,000	763,000
Due Richard DeCicco (officer, director, and 30% stockholder at September 30, 2010)
and affiliates, interest at 0%, no repayment terms		714,338	714,844

Total		$2,454,681	$2,578,008

Less current portion of debt		(818,481)	(803,064)

Long term debt		$1,636,200	$1,774,944

At September 30, 2010, the debt is due as follows:

Past due	$585,411
Year ending September 30, 2011	233,070
Year ending September 30, 2012	-
Year ending September 30, 2013	150,000
Year ending September 30, 2014	100,000
Year ending September 30, 2015	-
No repayment terms ( due two significant
stockholders)	1,477,338
Total	2,545,819
Less debt discounts	(91,138)
Net	$2,454,681

(A) Pursuant to the Purchase order Financing Agreement  dated January 22, 2007,  the Company entered into a with a term of two years that provided for advances of credit from Capstone Capital Group I, LLC (the "Secured Party") to the company.  Among other things, the agreement provided for fees to the Secured Party equal to 2.5% for the first 30 days (or part thereof) that each advance was outstanding and 1.25% for every 14 days (or part thereof) that such advance remained outstanding. On June 10, 2009, the Company entered into a termination agreement with Capstone (the “Termination Agreement”) whereby Capstone agreed to forgive the $2,833,205 balance owed it under the Purchase Order Financing Agreement in exchange for: (i) a $500,000 7% unsecured promissory note (the “Promissory Note”); (ii) 1,000,000 shares of Common Stock; (iii) $1,833,205 worth of Series B Preferred Stock; and (iv) a 3-year warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.50 per share.  The Promissory Note was payable in 24 monthly installments of $10,000 commencing July 10, 2009, $100,000 on or before June 10, 2010, and the remaining $160,000 on or before June 10, 2011.  If the Company closes a financing prior to maturity of the Promissory Note, up to 50% of the proceeds are to be used to prepay the remaining balance of the Promissory Note. The Discount Factoring Agreement was dated January 22, 2007 and provides for financing of certain Company accounts receivable by Capstone Business Credit, LLC (the “Factor”).  Among other things, the agreement provides for commissions to the Factor equal to 2% for the first 30 days (or part thereof) that each such account receivable is outstanding and 1% for every 14 days (or part thereof) thereafter that such account receivable remains outstanding. Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense in the accompanying consolidated statements of operations.

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

Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense for the period.

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

Obligations and commitments

Rental Agreements – The Company occupied its facilities in Freeport, New York up until March 2009 under a month to month agreement at a monthly rent of $14,350.  In March 2009, the Company moved its facilities to Lindenhurst, New York pursuant to a three year lease agreement providing for annual rentals ranging from $85,100 to $90,283.  Provided certain conditions are met, the Company had an option to renew the lease for an additional two years at annual rentals ranging from $92,991 to $95,781. As discussed in Item 1. Legal Proceedings of Part II Other Information legal proceeding were commence by the landlord for nonpayment of rent.

For the nine months ended September 30, 2010 and 2009, rent expense was $95,101 and $133,927, respectively.

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

At September 30, 2010, the Company has not yet commenced sales of the product named “The Godfather.”  For the nine months ended September 30, 2010, the Company expensed $40,000 (included in selling, marketing and promotion expenses in the consolidated statement of operations) to provide for the ratable accrual of the $400,000 minimum royalties over the 5 year term of the License Agreement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 9 th day of March 2011.

Iconic Brands, Inc.

Date	By:	/s/Richard DeCicco
Richard DeCicco
President, Principal Executive, Financial and Accounting Officer