Form 10-K
period 2010-12-31
Iconic Brands, Inc.
filed 2011-04-15
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-147755

ICONIC BRANDS, INC.
 (Name of small business issuer in its charter)

NEVADA	13-4362274
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o David Lubin & Associates, PLLC 10 Union Avenue Lynbrook, NY	11563
(Address of principal executive offices)	(Zip Code)

(631) 991-3174
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter.  $ 6,772,039  based upon  $ .20 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

On April 10, 2011, the Company has 52,519,307 shares of common stock issued and outstanding.

Documents Incorporated by Reference : None.

PART I

ITEM 1.      BUSINESS

Iconic Brands, Inc., formerly Paw Spa, Inc. (“Iconic Brands”), was incorporated in the State of Nevada on October 21, 2005. Our initial business plan was to provide mobile grooming and spa services for cats and dogs. Our services were going to include bathing, hair cutting and styling, brushing/combing, flea and tick treatments, nail maintenance and beautification, ear cleaning, teeth cleaning, hot oil treatments, and massage. We did not have any business operations and failed to generate any revenues.  We abandoned this business, as we lacked sufficient capital resources.  On June 10, 2009, the Company acquired Harbrew Imports, Ltd. (“Harbrew New York”), a New York corporation incorporated on September 8, 1999 which was a wholly owned subsidiary of Harbrew Imports, Ltd. Corp. (“Harbrew Florida”), a Florida corporation incorporated on January 4, 2007.  On closing, pursuant to the terms of the Merger Agreement, the Company issued to the designees of Harbrew New York 27,151,984 shares of our Common Stock, or approximately 64% of the 42,310,301 shares outstanding at the time of the merger.  After the merger, Harbrew New York continued as the surviving company under the laws of the state of New York and became the wholly owned subsidiary of the Company.

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

The Company was a brand owner of self-developed alcoholic beverages.  Effective June 10, 2009, prior to the merger, Harbrew Florida affected a 1-for-1,000 reverse stock split of its common stock, reducing the issued and outstanding shares of common stock from 24,592,160 to 24,909, which includes a total of 317 shares resulting from the rounding of fractional shares.  All share information has been retroactively adjusted to reflect this reverse stock split. On August 20, 2010, Capstone Capital Group I, LLC, a holder of a Promissory Note with a then remaining balance of approximately $190,000, delivered a Formal Notice of Default to the Company demanding payment of the balance on or before September 1, 2010. On September 16, 2010, Capstone delivered a Notification of Disposition of Collateral to the Company notifying the Company of its attachment of the collateral (including accounts receivable, inventories, equipment, and contract rights) and its intent to sell the collateral to the highest qualified bidder in a public sale on September 28, 2010. On September 14, 2010 , the Second District Court of Suffolk County New York issued a Warrant of Eviction removing the Company from its Lindenhurst, New York office. On September 28, 2010, an auction was held at the Company’s warehouse located at 1174 Route 109 Lindenhurst NY. A bid was made by Capstone Capital Group I, LLC and Capstone Business Credit, LLC in the amount of $233,075.35 representing the credit balance due on the Promissory Note by and among Harbrew Imports, Ltd. (Iconic Imports, Inc.), Capstone Capital Group I, LLC and Capstone Business Credit, LLC. There were no other bids and the Auction was closed at 10.03 AM.

Business Overview

We are now considered a blank check company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company rather than to merge. No assurances can be given that we will be successful in identifying or negotiating with any target company. We seek to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that we will be able to enter into a business combination, or, if we do enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Competition

The  Company  is an  insignificant  participant  among  firms  which  engage in business  combinations  with, or financing of,  development  stage  enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management  availability,  the Company will  continue  to  be at a  significant  competitive  disadvantage  vis-à-vis  the Company's competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds  itself out as being  engaged  primarily  in the  business  of investing,  reinvesting  or trading of  securities.  While the Company  does not intend to  engage in such  activities,  the  Company  could  become  subject  to regulation  under the  Investment  Company  Act of 1940 in the event the Company obtains or  continues  to hold a minority  interest  in a number of  development stage   enterprises.   The  Company  could  be  expected  to  incur  significant registration  and compliance  costs if required to register under the Investment Company  Act of 1940.  Accordingly, management will continue to  review  the Company's  activities  from  time  to  time  with a  view  toward  reducing  the likelihood the Company could be classified as an "investment company."

 The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

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

On August 20, 2010 (see Note 11), the company and Seven Cellos LLC terminated the License Agreement relating to the distribution of an alcoholic beverage known as “Danny DeVito’s Premium Limoncello”. In the twelve months ended December 31, 2010, this brand accounted for approximately 96% of total sales.

 On January 15, 2010, we entered into an exclusive License Agreement with Tony Siragusa, pursuant to which we were granted a limited license to certain rights in and to Tony Siragusa’s name, likeness and biography for use by us in connection with Tony Siragusa’s YO Vodka.  The term of the agreement is four (4) years.  In consideration for the license, we agreed to distribute net profits of the venture as follows: 42.5 % to the company, 42.5% to the licensor, 10% to William Morris Endeavor Entertainment, LLC and 5% to Brian Hughes.  In addition, we issued 250,000 shares of the company’s common stock, and warrants to purchase 500,000 shares of our Common Stock at a price of $1.00, and a warrant to purchase 500,000 shares of our Common Stock at a price of $1.50.Tony Siragusa agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12-month period, the duration of which will not exceed six days.  A condition precedent to Tony Siragusa’s performance under the agreement is our applying for a trademark for the brand name “Yo Vodka,” with Licensor being designated as a 50% co-owner of such trademark. We applied for the trademark on March 9, 2010 (trademark application number 77747523), which application is currently being reviewed by the U.S. Patent and Trademark Office. As of December 31, 2010, a commercial product was not introduced and the agreement is currently in default.

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

As a result of the termination of the Seven Cellos LLC agreement, and the subsequent foreclosure by the secured lender Capstone LLC, this agreement expired.

Employees

As of December 31, 2010, we had 1 full-time employee, currently we have no employees.

Consultants

On January 4 2010, an advisory engagement letter was entered into between the Company and CorProminence LLC, under which CorProminence would provide services for management consulting, business advisory, shareholder information and public relations.  In return for the services contemplated, the Company issued 300,000 restricted shares of the company’s common stock

On March 16, 2010, an amendment was made to the agreement with Cresta Capital Strategies LLC extending their services for 12 months. In consideration of this extension, the company issued 2,000,000 shares of common stock and reduced the exercise price of their warrants from $1.50  to twenty-five ($.25) cents.

ITEM 1A.   RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 2.     PROPERTIES

The Company occupied its facilities in Freeport, New York up until March 2009 under a month to month agreement at a monthly rent of $14,350.  In March 2009, the Company moved its facilities to Lindenhurst, New York pursuant to a three year lease agreement providing for annual rentals ranging from $85,100 to $90,283.  Provided certain conditions were met, the Company had an option to renew the lease for an additional two years at annual rentals ranging from $92,991 to $95,781. On September 14, 2010, the Second District Court of Suffolk County issued a Warrant of Eviction removing the Company from its facilities.  At December 31, 2010, accounts payable includes $22,913 of unpaid rent due to the former landlord.  The Company has incurred no additional costs that would be chargeable to operations as a result of the seizure of the premises, including seized assets or out-of-pocket expenses incidental to seizure. For the twelve months ended December 31, 2010 and 2009, rent expense was $69,639 and $99,115, respectively.

ITEM 3.    LEGAL PROCEEDINGS

 The Company is party to a variety of legal proceedings that arise in the normal course of business.  We accrue for these items as losses become probable and can be reasonably estimated.  While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will have, and have had a material adverse effect on the Company’s consolidated results of operations and financial position.

On August 20, 2010, Capstone Capital Group I, LLC, a holder of a Promissory Note with a then remaining balance of approximately $190,000, delivered a Formal Notice of Default to the Company demanding payment of the balance on or before September 1, 2010. On September 16, 2010, Capstone delivered a Notification of Disposition of Collateral to the Company notifying the Company of its attachment of the collateral (including accounts receivable, inventories, equipment, and contract rights) and its intent to sell the collateral to the highest qualified bidder in a public sale on September 28, 2010.On September 14, 2010 , the Second District Court of Suffolk County New York issued a Warrant of Eviction removing the Company from its Lindenhurst, New York office. On September 28, 2010, an auction was held at the Company’s warehouse located at 1174 Route 109 Lindenhurst NY. A bid was made by Capstone Capital Group I, LLC and Capstone Business Credit, LLC in the amount of $233,075.35 representing the credit balance due on the Promissory Note  by and among Harbrew Imports, Ltd ( Iconic Imports, Inc.,) Capstone Capital Group I,LLC and Capstone Business Credit, LLC. There were no other bids and the Auction was closed at 10.03 AM. The Company does not have an ability to pay the following legal actions, nor the funds available to defend the actions and therefore all the following actions will move to default status.

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

On September 28, 2010, an auction was held at the company’s warehouse located at 1174 Route 109 Lindenhurst NY. A bid was made by Capstone Capital Group I, LLC and Capstone Business Credit, LLC in the amount of $233,075.35 representing the credit balance due on the Promissory Note (as more fully described in that certain Termination Agreement, dated June 5, 2010) by and among Harbrew Imports, Ltd ( Iconic Imports, Inc.,) Capstone Capital Group I,LLC and Capstone Business Credit, LLC). There were no other bids and the Auction was closed at 10.03 AM.

On November 30, 2010, Abraham Ohanian initiated an action against Harbrew Imports Ltd. Corp for failure to pay a promissory note in the amount of one hundred thousand dollars ($100,000.00). The company did not appear and  a default judgment was entered against Harbrew Imports Ltd. Corp in the amount of 115,254.00 plus costs and disbursements.

On December 16, 2010, Chester Stewart, an individual, initiated a lawsuit in the State of Connecticut Superior Court (Docket No. D.N. HHD CV08-5018180S) alleging breach of a promissory note in the amount of $100,000. A judgment was entered in Connecticut, on February 18, 2008, the action was re-filed in the Supreme Court of  New York, docket # 652286/2010. .

 We believe that the ultimate resolution of these matters will  have a material adverse effect on our financial condition or operations. Apart from the legal proceedings noted in the previous paragraphs, we are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.   REMOVED AND RESERVED

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have three classes of equity securities: (i) common stock, par value $.00001 per share, 44,810,411 shares of which were outstanding as of December 31, 2010 (ii) Series A preferred stock, par value $.00001 per share of which 1 share was outstanding as of December 31, 20010, and (iii) Series B preferred stock, stated value $2.00 per share of which 916,603 shares were outstanding as of December 31, 2010.

Our common stock has been quoted on the OTC Bulletin Board under the symbol "ICNB.OB" since July 2009. All filings are up to date. There has been no active trading in the Company’s securities, and there has been no bid or ask prices quoted.

Holders

As of December 31, 2010, there were approximately 362 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

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

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

On August 11, 2008, the Company issued 2,000 shares of the its common stock to an accredited investor, MLF Group, LLC, a consulting firm pursuant the Financial Consulting Agreement dated July 31, 2008 between MLF Group LLC and the Company, valued in the amount of $200,000. Pursuant the agreement MLF performed services as a financial consultant and provided the Company with an analysis of its business and industry and other services as discussed in Section III of the agreement.  These securities were issued in reliance on the exemption under Section 4(2) of the Act.

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

On April 19, 2010, the Company agreed to issue to a noteholder 250,000 shares of its common stock in consideration of the noteholder’s extension of the due date (from March 31, 2010 to May 31, 2010) of  $110,000 promissory note. The $21,400 fair value of the common stock at date of commitment was expensed in the three months ended June 30, 2010 and included interest expense. The Company expects to issue these shares once it pays its liability to its transfer agent. These securities were issued in reliance on the exemption under Section 4(2) of the Act.

At December 31, 2010, the Company had 52,519,307 shares of common stock issued and outstanding.

Debt

On January 4 and 13, 2010, the company issued 2 promissory notes to an investor in the amount of $110,000 each. The notes bear interest of 13% per annum and were payable on March 31, 2010 and May 31, 2010 respectively.

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

On September 28, 2010, an auction was held at the company’s warehouse located at 1174 Route 109 Lindenhurst NY. A bid was made by Capstone Capital Group I, LLC and Capstone Business Credit, LLC in the amount of $233,075.35 representing the credit balance due on the Promissory Note (as more fully described in that certain Termination Agreement, dated June 5, 2010) by and among Harbrew Imports, Ltd ( Iconic Imports, Inc.,) Capstone Capital Group I,LLC and Capstone Business Credit, LLC). There were no other bids and the Auction was closed at 10.03 AM.

The Company plans to improve its financial condition by reorganizing.    However, there is no assurance that the Company will be successful in accomplishing these objectives.

We were in the business of importing and wholesaling spirits, wine and beer to distributors in the United States on a national basis and to retail licensees both on and off premise in New York, through our wholesale license.  We were federally licensed, maintaining licenses to both import and sell to wholesale licensed distributors in 51 markets in the United States.  In addition to the federal import and wholesale licenses, we maintained a federal customs bonded facility license at our former premises in Lindenhurst, New York.  Within the licensing category, we also maintained a New York State wholesale license and a New York State warehousing license, that permitted us to warehouse products of other companies.

Plan of Operations

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Iconic Brands, Inc. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation - General

During the next 12 months, the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company will have to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

 The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor on their decision to enter a specific transaction.

The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by Management in connection with any acquisition.

The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

  The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than three hour per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's anticipation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

 Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.  On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the  Company's  officers  and  directors  may,  as  part  of  the  terms  of the  acquisition transaction,  resign and be replaced by new officers and  directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired.

Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable.

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction would ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

 Results of Operations

Years ended December 31, 2010 and 2009

The following table sets forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

Sales:

Sales decreased by $402,242 or 52% from $773,555 for the twelve month period ended December 31, 2009 to $ 371,313 for the twelve month period ended December 31, 2010.  The decrease in sales for the twelve months reflects the company’s inability to raise capital and to promote and support its brands. Due to limited available capital the Company shifted its focus and resources from marketing, promoting and distributing the products of other manufacturers to marketing, promoting and distributing its celebrity branded products, such as the Danny DeVito’s Premium Limoncello, Glen Master Scotch, George Vesselle Champaign and its other organically developed brands. As of September 28, 2010, the company’s assets were sold at auction and all product sales were discontinued.

Cost of goods sold:

Cost of goods sold decreased by $377,750, or 61.5%, from $613,494 for the twelve month period ended December 31, 2009 to $235,744 for the twelve month period ended December 31, 2010. This decrease in COGS is consistent with the decrease in sales for the period as the Company could not raise sufficient funds to support its business.

Gross profit:

Gross profit decreased by approximately $24,492 or 15%, from $ 160,061 for the twelve month period ended December 31, 2009 to $135,569 for the twelve month period ended December 31, 2010 mainly due a decrease in sales and cost of goods sold as the Company refocused its resources to its celebrity and organically developed brands.

Selling, general and administrative expenses:

Selling general and administrative expenses for the twelve month period ended December 31, 2010 and 2009 were $1,673,927 and $4,509,088 respectively, a decrease of $2,835,172 or 62.8%. These expenses include selling, marketing and promotion expenses in the amount of $379,250, which reflects an increase of $47,944 for the twelve month period ended December 31, 2010 as compared to $331,306  for the twelve month period ended December 31, 2009; administration, compensation and benefits decreased to $437,386 for the twelve month period ended December 31, 2010 from $860,275 for the same period ended December 31, 2009; professional fees decreased to $632,877 from $692,062 as a result of decreased legal fees; occupancy and warehousing decreased to $95,101 from $155,793 for the twelve month period ended December 31, 2010 from the twelve month period ended December 31, 2009; travel and entertainment decreased to $62,891 from $115,787 as a result of a reduction in the travel schedule; office expenses decreased to $18,452 from $36,678 as a result of better efficiencies; license and permit expense increased to $31,878 during the twelve month period ended December 31, 2010 from $ 4,315 during the twelve months ended December 31, 2009 due to the Company’s continuing focus on developing and licensing its organically branded products; and other expenses also decreased to $16,092 from $40,761.The majority of the decrease reflects the expense of stock-based compensation paid in the year 2009 of $2,272,108.

Income (loss) from Operations:

Loss from operations was $1,538,358 for the twelve month period ended December 31, 2010 and $4,349,027 for the twelve month period ended December 31, 2009. The decrease in the loss from operations for the period results from the decrease in sales, offset by the decrease in expenses, principally the costs associated with the stock based compensation expense, as previously described.

Interest Expense:

Interest expense for the twelve month period ended December, 2010 and 2009 was $333,962 and $656,818, respectively, a decrease of $ 322,856, or 49.1%. The decrease in interest expense for the period was a result of a rate reset by our largest creditor, and the conversion of convertible debt, and notes to equity.

Loss incurred on write-off of assets seized on defaulted promissory note:

On August 20, 2010, the secured lender served the company with a formal notice of default, with a deadline of September 1, 2010 to pay in full all amounts outstanding on the promissory note originally referred to in the Termination Agreement dated June 5, 2009. As a result of the company not being able to satisfy the demand, Capstone Capital Group I LLC, on September 16, 2010 served the company with a Notification of Disposition of Collateral. On September 28, 2010, an auction was held at the company’s warehouse located at 1174 Route 109 Lindenhurst NY. A bid was made by Capstone Capital Group I, LLC and Capstone Business Credit, LLC in the amount of $233,075.35 representing the credit balance due on the Promissory Note (as more fully described in that certain Termination Agreement, dated June 5, 2010) by and among Harbrew Imports, Ltd (Iconic Imports, Inc.,) Capstone Capital Group I,LLC and Capstone Business Credit, LLC). There were no other bids and the Auction was closed at 10.03 AM.

 Accordingly the book value of all the collateral referred to in the Termination Agreement of June 5, 2009 between Iconic Imports, Inc, the wholly owned subsidiary of Iconic Brands, Inc. have been written off against the debt of Capstone Capital Group I LLC, giving rise to the charge for the period of $633,921 (Note 3).

Net Income (loss):

Net loss was $ 2,506,241 for the twelve month period ended December 31, 2010, compared to $4,907,434 for the twelve month period ended December 31, 2009, a decrease of $ 2,401,193 or 48.9%. The decrease in the net loss for the period was a result of the culmination of all the reasons previously described

Liquidity And Capital Resources

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. In addition, we issued convertible notes and promissory notes to bridge the gap between our primary lender and our working capital requirements. All funds received were expended in the furtherance of growing the business and establishing the brand portfolios.

The focus of Iconic’s efforts is to acquire or develop an operating business.  Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company.  Iconic has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Iconic does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards.  Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued.  Iconic presently owns no real property and at this time has no intention of acquiring any such property.  Iconic’s significant expected expenses are comprised primarily of professional fees incident to its reporting requirements.

The accompanying financial statements have been prepared assuming Iconic will continue as a going concern.  Iconic’s recurring losses from operations, stockholders' deficiency and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes Iconic will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for Iconic, but cannot assure that such financing will be available on acceptable terms.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Going Concern Consideration

The Company’s financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of December 31, 2010, the Company’s wholly owned subsidiary Iconic Imports had its assets taken by the secured lender Capstone Capital Group I, LLC in satisfaction of their promissory note which had been defaulted on by Iconic Imports, Inc., leaving negative working capital of $3,603,957 and a stockholders’ deficiency of $7,080,628.  Further, from inception to December 31, 2010, the Company incurred losses of $15,891,810.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by reorganizing and acquiring a new business.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ICONIC BRANDS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDEDNT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO DECEMBER 31, 2010

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO DECEMBER 31, 2010

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO DECEMBER 31, 2009

PAGES	F-6 - F-22	NOTES TO FINANCIAL STATEMENTS

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Controls over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company will address these concerns at the earliest possible opportunity.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our executive officers and directors. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

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

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation

Richard J. DeCicco

Richard DeCicco has been serving as our President, Chief Executive Officer and a director since January 1, 2008.  The terms of his compensation are set forth in his Employment agreement, dated January 23, 2008 (“DeCicco Employment Agreement”).  DeCicco Employment Agreement, provides for a term of 5 years, commencing on January 1, 2008, which can be extended by a written agreement of the parties.  The agreement provides for annual compensation ranging from $265,000 to $350,000.  In addition, if the Company enters into an agreement and further sells any brand in the Company’s portfolio, Mr. DeCicco will receive 5% of such sale.  Mr. DeCicco is also entitled to incentive bonus compensation, stock and/or options in accordance with Company policies established by the Board of Directors.  The agreement provides for the grant of a non-qualified ten year option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price which shall represent a discount to the market price. Mr. DeCicco has the right to terminate the agreement upon 60 days notice to the Company for any reason.  Pursuant to the terms of the agreement, if Mr. DeCicco is absent from work because of illness or incapacity cumulatively for more than 2 months in addition to vacation time in any calendar year, the Company may terminate the agreement upon 30 days written notice.  The agreement also provides that the agreement may be terminated upon 90 days notice to Mr. DeCicco if: (A) there is a sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (B) there is a sale, exchange or disposition of 50% of the outstanding shares of the Company’s outstanding stock; (C) the Company terminates its business or liquidates its assets; or (D) there is a merger or consolidation of the Company in which the Company’s shareholders receive less than 50% of the outstanding voting shares of the new or continuing corporation. Mr. DeCicco shall be entitled to severance pay in the amount of 2 years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances

As of fiscal years ended December 31, 2010 and 2009, no payments were made to Mr. DeCicco on his 2010 and 2009 salary. However 400,000 stock options vested in his favor as of December 2010 (200,000 stock options which were scheduled to be vested on December 31, 2010 were not vested due to the Company's current financial position). The vested stock options shall be exercisable until June 30, 2018 at the exercise price of $.10 per share.

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

William D. Blacker

William D. Blacker served as our Chief Financial Officer and a director since October 1, 2007.  The terms of his compensation are set forth in his Employment agreement, dated On October 1, 2007 (“Blacker Agreement”), The Blacker Agreement provides for a term of 3 years, commencing on October 1, 2007, which can be extended by a written agreement of the parties.  The Company agreed to issue options to purchase shares of its common stock to Mr. Blacker if and when the common stock becomes publicly traded, as follows: (A) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (B) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (C) on October 1, 2009, 100,000 options at an exercise price of $.75 per share.  Pursuant to the terms of the agreement, Mr. Blacker is to receive an annual salary of $150,000.  Mr. Blacker has the right to terminate the agreement upon 60 days notice to the Company for any reason.  The agreement further provides that if the agreement is terminated for any reason other than willful malfeasance by Mr. Blacker, Mr. Blacker shall be entitled to receive severance pay in the amount of 6 months or the balance of the agreement’s term of existence, whichever is greater, and shall receive all benefits under the agreement. Mr. Blacker resigned September 15, 2010

Pursuant to Blacker Employment Agreement, Mr. Blacker was entitled to a salary $173,643 in 2010 but no payments was made to Mr. Blacker as of the end of the fiscal year ended December 31, 2010. During  the fiscal year ended December 31, 2009, Mr. Blacker was entitled to an annual salary of $173, 643 but no payments were made as of the end of said fiscal year. As of said period 100,000 stock options were vested in his favor. The exercise price of the stock options at December 31, 2009 was $0.15 per share and the stock. The vested stock options shall be exercisable until April 1, 2011.

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

									Non-	Nonqualified
Name									Equity	Deferred	All
and					Stock		Option		Incentive	Compensation	Other
Principal		Salary		Bonus	Awards		Awards		Plan	Earnings	Compensation	Total
Position	Year	(US$)		(US$)	(US$)		(US$)		(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)		(d)	(e)		(f)		(g)	(h)	(i)	(j)
Richard DeCicco	2010	265,000	(1)(2)	0	0		0		0	0	0	265,000
	2009	265,000	(1) (2)	0	1,597,236	(3)	0		0	0	0	1, 862 ,236
President, CEO	2008	265,000	(6)	0	$273,096	(5)	90,700	(4)	0	0	0	628,796
	2007	265,000	(7)	0	0		0		0	0	0	265,000

William Blacker CFO, SVP of	2010	173,643	(8) (14)	0	0		0		0	0	0	173,643
	2009	173,643	(8)(11)	0	10,000	(9)	0	(10)	0	0	0	183 ,643
Finance	2008	165,375	(8)(12)	0	0		0	(10)	0	0	0	165 ,375
	2007	150,000	(10)(13)	0	0		16,850	(10)	0	0	0	166,850
_______________________
1.
Pursuant to terms of the Employment Agreement dated January 23, 2007 between Richard DeCicco and the Company (“DeCicco Employment Agreement”), Mr. DeCicco is entitled to an annual salary of $265,000 for a period of five years commencing on January 1, 2008.

2.	As of December 31, 2010, Mr. DeCicco did not receive any payments from the Company for such salary.

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

5.
On August 8, 2008, the Company issued 2,731 (2,730,960 pre reverse stock split) shares of common stock to Mr. DeCicco in consideration for services rendered valued in the amount of $273,096 or $0.10 pre reverse stock split shares. The shares have an estimated fair value of $273,096 on the date of the grant.

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

14.
During the fiscal year ended December 31, 2010, Mr. Blacker was entitled to a salary of $ 173,643. As of the date hereof,  the entire amount is still owing to the Company. On September 15, 2010, William Blacker resigned from his position as an officer of the Company.

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

(2)  Pursuant to an Employment Agreement, dated October 1, 2007, between our Company and William Blacker, our Chief Financial Officer, we granted to Mr. Blacker stock options vested (i) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (ii) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (iii) on October 1, 2009, 100,000 options at an exercise price of $0.75 per share. The vested stock options are exercisable until April 1, 2011. As of December 31, 2010, 300,000 of such stock options had vested. The options have an estimated fair value of $16,850 as of the date of the grant.

Compensation of Directors

During the fiscal year ended December 31, 2010, no director received any type of compensation from the Company in exchange for their services as directors. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our common stock beneficially owned on April 15, 2010, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Name and Address of Beneficial Owner	No. of Shares	Percent of Class	No. of Shares	Percent Of Class	Percent of Combined Voting Power of All Classes (4)
Richard DeCicco	16,375,090 (5)	31.1%(6)	1	66.7%	79%
Donald Chadwell	2,586,753	4.92%	0	0	2%
All executive officers and directors, as a group (1 person)	16,375,090	31.1%	1	66.7%	79%

Notes

(1)
Unless otherwise indicated, the persons or entities identified herein have sole voting and investment power with respect to the shares shown as beneficially held by them, subject to community property laws where applicable.

(2)
Applicable percentage of ownership is based on 52,519,307 shares of Common Stock outstanding as of December 31, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Act of 1934 and generally includes voting or investment power with respect to such securities. Shares of Common Stock subject to securities exercisable for or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days are deemed to be beneficially owned by the person holding such options, warrants, rights, conversion privileges or similar obligations, for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Applicable percentage ownership is based on one (1) share of Series A Preferred Stock outstanding as of December 31, 2010 and calculated by taking the voting power of the Series A as included with the class of Common Stock.

(4)
Applicable percentage of combined voting power is based on (i) 52,519,307 shares of Common Stock, and (ii) one (1) shares of Series A Preferred Stock, which votes together as a single class with the Common Stock on all matters subject to stockholder approval and has voting power equal to two (2) votes for every share of Common Stock outstanding.

(5)
The number of shares owned by Mr. DeCicco includes, 15,972,359 shares of common stock issued pursuant to the Agreement and Plan of Merger dated June 10, 2009; 2,731 shares of common stock issued on August 8, 2008 in consideration for services rendered; and 400,000 shares of common stock to be issued upon the exercise of options vested as of December 31, 2010, in accordance with the terms of the Employment Agreement between the Company and Mr. DeCicco. 200,000 additional shares were scheduled to be vested to Mr. DeCicco on December 31, 2010 were not vested due to the foreclosure and the current financial position of the Company.

(6)
The percentage of class of common stock owned by Mr. DeCicco is calculated based on 52,919,309  shares issued and outstanding on a fully diluted basic had Mr. DeCicco exercise the options at December 31, 20010.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$	_______	Michael T. Studer CPA P.C.
2009		$27,500	Michael T. Studer CPA P.C.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

4.7
 Promissory Note dated January 4, 2010 made by the Company in favor of Marvin Mermelstein in the principal sum of One Hundred Ten Thousand Dollars (filed as Exhibit4.7 to the Amended Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 19, 2011)

4.8
 Promissory Note dated January 13, 2010 made by the Company in favor of Marvin Mermelstein in the principal sum of One Hundred Ten Thousand Dollars (filed as Exhibit4.8 to the Amended Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 19, 2011)

4.9	Certification of Designation of the series A convertible preferred stock

4.10	Certification of Designation of the series B convertible preferred stock

10.1
Purchase Order Agreement dated January 22, 2007 between the Company and Capstone Capital Group I, LLC (filed as Exhibit 10.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 18, 2011)

10.2
Discount  Factoring Agreement dated January 22, 2007 between the Company and Capstone Business, LLC (filed as Exhibit 10.2 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 18, 2011)

Table of Contents

10.3	Termination Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2009)

10.4	Form of Conversion Agreement (filed as Exhibit10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2009)

10.5
License Agreement dated April 26, 2007 between the Company and Seven Cellos LLC(filed as Exhibit 10.5 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 18, 2011)

10.6
Addendum To License Agreement dated June 2009 by and between Seven Cellos LLC and Harbrew Imports, Ltd. (filed as Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2009)

10.7	Reserved

10.8	Employment Agreement dated October 1, 2007 between the Company and DeCicco. (filed with Amended Quarterly Report for June 30, 2010)

10.9	Employment Agreement dated October 1, 2007 between the Company and William Blacker. (filed with Amended Quarterly Report for June 30, 2010)

10.10
Merchandising License Agreement dated June 12, 2009 between the Harbrew Imports Ltd. and Paramount Licensing Inc. (filed as Exhibit 10.10 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 18, 2011)

10.11
Lease Agreement dated July 12, 2002 between  Fred and Joseph Scalamandre, as landlords and Islander Imports and Packaging, Inc., as Tenants (filed as Exhibit 10.11 to the Amended Annual Report on Form 10-Q, filed with the Securities and Exchange Commission on January 19, 2011).

10.12
Exclusive Manufacturing Agreement, dated August 2007, with Fagema Sorrento Delizie Di De Luca Antonino and Scala Antonino (filed as Exhibit 10.12 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 18, 2011)

10.13	Form of Subscription Agreement (filed as Exhibit 10.13 to the Amended Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 19, 2011).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2009)

31	Certification of Chief Executive Officer and Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICONIC BRANDS, INC.

Date: April 15, 2011	By:	/s/ Richard DeCicco
Richard DeCicco
President, Principal Executive, financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICONIC BRANDS, INC.

Date: April 15, 2011	By:	/s/ Richard DeCicco
Richard DeCicco
President, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	December 31,	December 31,
	2010	2009

Assets

Current assets:
Cash	$225	$23,889
Accounts receivable, net of allowance for doubtful accounts of $ 0 and $35,000, respectively	-	254,268
Inventories	-	393,811
Prepaid stock-based compensation arising out of consulting agreement (Note 9)	124,507	-
Advance to overseas vendor toward purchases of inventories	-	297,684
Prepaid expenses and other current assets (Note 5)	784	93,456

Total current assets	125,516	1,063,108

Property, plant and equipment, net	-	7,273
License agreement costs, net of accumulated amortization of $ 0 and $0, respectively	-	-
Restricted cash	-	75,000

Total assets	$125,516	$1,145,381

Liabilities and Stockholders' Deficiency

Current liabilities:
Current portion of debt	$641,320	$803,064
Accounts payable	1,305,109	1,290,680
Accrued expenses and other current liabilities	1,783,044	1,500,652

Total current liabilities	3,729,473	3,594,396

Long term debt	1,643,465	1,774,944

Series B Preferred Stock, $2.00 per share stated value; designated 1,000,000 shares, issued and outstanding
916,603 and 916,603 shares, respectively - an equity security with characteristics of a liability	1,833,206	1,833,206

Total liabilities	7,206,144	7,202,546

Stockholders' deficiency
Preferred stock, $.00001 par value;
authorized 100,000,000 shares:
Series A, designated 1 share, issued and outstanding
1 and 1 shares, respectively	1	1
Common stock, $.00001 par value; authorized 100,000,000
shares, issued and committed to be issued and outstanding 52,519,307
and 44,810,411 shares, respectively	525	448
Additional paid-in capital	8,810,656	7,327,955
Accumulated deficit	(15,891,810)	(13,385,569)

Total stockholders' deficiency	(7,080,628)	(6,057,165)

Total liabilities and stockholders' deficiency	$125,516	$1,145,381

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Year Ended
	December 31,
	2010	2009

Sales	$371,313	$773,555

Cost of goods sold	235,744	613,494

Gross profit	135,569	160,061

Selling, general and administrative expenses:
Selling, marketing and promotion	379,250	331,306
Administrative compensation and benefits	437,386	860,275
Stock-based compensation issued in connection with merger	-	2,272,108
Professional fees	632,877	692,062
Occupancy and warehousing	95,101	155,793
Travel and entertainment	62,891	115,787
Office	18,452	36,678
Licenses and permits	31,878	4,315
Other	16,092	40,764

Total	1,673,927	4,509,088

Loss from operations	(1,538,358)	(4,349,027)
Other income	-	98,411
Interest expense	(333,962)	(656,818)
Loss on disposition of assets seized by lender on defaulted promissory note (Note 3)	(633,921)	-

Loss before income taxes	(2,506,241)	(4,907,434)

Income taxes	-	-

Net Loss	$(2,506,241)	$(4,907,434)

Net loss per common share - basic and diluted	$(0.05)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted	50,601,821	36,613,416

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficiency
Years Ended December 31, 2010 and 2009
(Unaudited)

	Series A
	Preferred Stock,		Common Stock,		Additional
	$.00001 par		$.00001 par		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	-	$-	24,909	$-	$1,278,656	$(8,478,135)	$(7,199,479)

Issuance of stock to management and employees on June 10, 2009	1	1	19,634,112	196	2,063,214	-	2,063,411

Issuance of stock to Danny DeVito and affiliates on June 10, 2009	-	-	2,086,973	21	208,676	-	208,697

Issuance of stock to Note holders on June 10, 2009 in satisfaction of debt and accrued interest	-	-	4,606,307	46	2,303,108	-	2,303,154

Issuance of stock to Capstone on June 10, 2009 in connection with Termination Agreement	-	-	1,000,000	10	499,990	-	500,000

Acquisition of Harbrew Imports, Ltd. on June 10, 2009	-	-	15,158,000	152	(152)	-	-

Issuance of stock to Note holders in July and August 2009 in satisfaction of debt and accrued interest.	-	-	300,110	3	150,644	-	150,647

Sale of Units at $.50 per unit on August 19,2009, less placement costs of $55,000	-	-	1,000,000	10	444,990	-	445,000

Fair value of warrants included in sale of convertible promissory note in August 2009	-	-	-	-	82,440	-	82,440

Issuance of stock to consultant in October 2009	-	-	1,000,000	10	199,990	-	200,000

Fair value of reduction of exercise price of warrants in connection with debt financing in December 2009	-	-	-	-	61,310	-	61,310

Stock options and warrants compensation expense	-	-	-	-	35,089	-	35,089

Net loss	-	-	-	-	-	(4,907,434)	(4,907,434)

Balance at December 31, 2009	1	1	44,810,411	448	7,327,955	(13,385,569)	(6,057,165)

Issuance of common stock and warrants in connection with $220,000 promissory notes	-	-	200,000	2	78,928	-	78,930

Issuance of common stock in satisfaction of convertible notes and accrued interest	-	-	152,546	2	76,271	-	76,273

Issuance of common stock and warrants in connection with License Agreement with Tony Siragusa	-	-	250,000	2	144,798	-	144,800

Issuance of common stock to consulting firm in February 2010	-	-	300,000	3	68,997	-	69,000

Issuance of common stock and warrants to consulting firm in March 2010	-	-	2,000,000	20	595,980	-	596,000

Issuance of common stock in connection with extension of due date of $110,000 promissory note	-	-	250,000	2	21,398	-	21,400

Issuance of common stock and warrants in satisfaction of debt and accrued interest	-	-	4,556,350	46	455,589	-	455,635

Stock options and warrants compensation expense	-	-	-	-	40,740	-	40,740

Net loss	-	-	-	-	-	(2,506,241)	(2,506,241)

Balance at December 31, 2010	1	$1	52,519,307	$525	$8,810,656	$(15,891,810)	$(7,080,628)

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net Loss	$(2,506,241)	(4,907,434)
Adjustments to reconcile net loss
to net cash used in operating activities:
Loss on disposition of assets seized by lender on
defaulted promissory note
(Note 3), less $1,552 cash seized	632,369	-
Depreciation	3,033	4,171
Amortization of license agreement costs	25,538	-
Amortization of debt discounts
charged to interest expense	200,412	311,316
Stock-based compensation	581,233	2,714,868
Changes in operating assets and liabilities:
Accounts receivable, net	226,574	229,896
Inventories	(62,758)	344,696
Prepaid expenses and other current assets	151,272	(3,042)
Restricted cash and cash equivalents	25,000	25,000
Accounts payable	14,429	(191,236)
Accrued expenses and other current
liabilities	282,392	932,923

Net cash used in
operating activities	(426,747)	(538,842)

Cash flows from investing activities:
Property, plant and equipment additions	-	(5,150)

Cash flows from financing activities:
Increases in debt, net	709,518	449,000
Repayment of debt	(306,435)	(337,089)
Sale of Units of common stock and
warrants, net of placement costs	-	445,000

Net cash provided by
financing activities	403,083	556,911

Increase (decrease) in cash	(23,664)	12,919

Cash, beginning of period	23,889	10,970

Cash, end of period	$225	$23,889

Supplemental disclosures of cash flow information:

Interest paid	$23,190	$264,621

Income taxes paid	$-	$-

Non-cash financing activities:
Issuance of common stock and warrants in
connection with $220,000 promissory notes	$78,930	$-
Shares of common stock issued to noteholders in
satisfaction of debt and accrued interest	$531,908	$2,453,801
Issuance of common stock and warrants in
connection with License Agreement with
Tony Siragusa	$144,800	$-
Securities issued to Capstone in connection with
Termination Agreement and satisfaction of debt:
Unsecured promissory note	$-	$500,000
Series B preferred stock	-	1,833,206
Common stock	-	500,000

Total	$-	$2,833,206

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
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

The Company was a brand owner of self-developed alcoholic beverages.  Furthermore, the Company imported, marketed and sold these beverages throughout the United States and globally.

Effective June 10, 2009, prior to the merger, Harbrew Florida affected a 1-for-1,000 reverse stock split of its common stock, reducing the issued and outstanding shares of common stock from 24,592,160 to 24,909, which includes a total of 317 shares resulting from the rounding of fractional shares.  All share information has been retroactively adjusted to reflect this reverse stock split.

On August 20, 2010 (see Note 11), the Company and Seven Cellos LLC terminated the License Agreement relating to the distribution of an alcoholic beverage known as “Danny DeVito’s Premium Limoncello”. In the year ended December 31, 2010, this brand accounted for approximately 96% of total sales.

On August 20, 2010 (see Notes 3 and 8), Capstone Capital Group I, LLC, a holder of a Promissory Note with a then remaining balance of approximately $233,000, delivered a Formal Notice of Default to the Company demanding payment of the balance on or before September 1, 2010. On September 16, 2010, Capstone delivered a Notification of Disposition of Collateral to the Company notifying the Company of its attachment of the Collateral (including cash, accounts receivable, inventories, equipment, and contract rights) and its intent to sell the Collateral to the highest qualified bidder in a public sale on September 28, 2010.  On September 28, 2010, Capstone acquired the Collateral in exchange for the Promissory Note at the public auction sale; there were no other bidders.

On September 14, 2010 (see Note 11), the Second District Court of Suffolk County New York issued a Warrant of Eviction removing the Company from its Lindenhurst, New York office.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of December 31, 2010, the Company’s wholly owned subsidiary Iconic Imports had its assets taken by the secured lender Capstone Capital Group I, LLC in satisfaction of their promissory note which had been defaulted on by Iconic Imports, Inc., leaving negative working capital of $3,603,957 and a stockholders’ deficiency of $7,080,628.  Further, from inception to December 31, 2010, the Company incurred losses of $15,891,810.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by reorganizing and acquiring a new business.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

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

(e)  Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extended unsecured credit to its customers in the ordinary course of business but mitigated the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts was established and recorded based on historical experience and the aging of the related accounts receivable.

(f) Inventories

Inventories were stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items.

(g) Property, Plant, and Equipment, Net

Property, plant, and equipment, net, were stated at cost less accumulated depreciation.  Depreciation was calculated using the straight-line method over the estimated useful lives of the respective assets.

(h)  Revenue Recognition

Revenue from product sales was recognized when all of the following criteria were met: (1) persuasive evidence of an arrangement existed, (2) the price was fixed or determinable, (3) collectability was reasonably assured, and (4) delivery had occurred.  Persuasive evidence of an arrangement and fixed price criteria were satisfied through purchase orders.  Collectability criteria were satisfied through credit approvals.  Delivery criteria were satisfied when the products were shipped to a customer and title and risk of loss passed to the customer in accordance with the terms of sale.  The Company has no obligation to accept the return of products sold other than for replacement of damaged products.  Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company did not offer any sales incentives or other rebate arrangements to customers.

(i) Shipping and Handling Costs

Shipping and handling costs were reported as selling, general and administrative expenses in the accompanying statements of operations.  For the years ended December 31, 2010 and 2009, shipping and handling costs were not material.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

(j) Advertising

Advertising costs were expensed as incurred and are included in selling, marketing, and promotion expense.  For the years ended December 31, 2010 and 2009, advertising expenses were $4,000 and $0, respectively.

(k) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation- Stock Compensation”.  For the years ended December 31, 2010 and 2009, stock-based compensation totaled $581,233 and $2,714,868, respectively.  These amounts consist of stock-based compensation given to Company officers and employees and consulting firms, which are included in administrative compensation and benefits and professional fees, respectively.

(l) Foreign Currency Transactions

Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in other selling, general and administrative expenses.  For the years ended December 31, 2010 and 2009, foreign currency transaction losses were $0.

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

For the years ended December 31, 2010 and 2009, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Year Ended
	December 31,
	2010	2009
7% convertible notes and accrued interest	615,845	738,302
10% convertible notes and accrued interest	214,494	199,534
8% convertible note and accrued interest	29,698,571	-
Series B preferred stock owned by Capstone Capital
Group I, LLC (see Notes 3, 8 and 9)	537,912,559	12,667,699
Stock Options	300,000	300,000
Warrants	19,522,184	11,765,834
Total	588,263,653	25,671,369

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

(o) Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

3. LOSS ON DISPOSITION OF ASSETS ATTACHED BY LENDER ON DEFAULTED PROMISSORY NOTE

On September 16, 2010 (see Notes 1 and 8), Capstone Capital Group I, LLC, delivered a Notification of Disposition of Collateral to the Company notifying the Company of its attachment of the Collateral securing the defaulted Promissory Note and its intent to sell the Collateral to the highest qualified bidder in a public sale on September 28, 2010.  On September 28, 2010, Capstone acquired the Collateral in exchange for the Promissory Note at the public auction sale; there were no other bidders.  Accordingly, the Company recognized a default loss of $633,921, equal to the excess of the carrying value of the respective Collateral assets over the amount of debt retired, as follows:

Amount of debt retired from disposition of Collateral assets	$233,075
Carrying value of Collateral assets:
Cash	1,552
Accounts receivable, net	27,694
Inventories	456,569
Advances to overseas vendor toward purchase of inventories	207,476
Property, plant and equipment, net	4,240
License agreement costs, net	119,262
Restricted cash	50,203
Total	866,996
Loss on disposition of assets attached by lender on defaulted promissory note	$(633,921)

4.  INVENTORIES

Inventories consist of:

	December 31,	December 31,
	2010	2009
Danny DeVito's Premium Limoncello ( Liqueur) brand	$-	$13,626
Hot Irishman (Irish coffee) brand	-	125,718
Scotch Whiskey	-	108,470
George Vesselle ( champagne) brand	-	75,110
Other	-	145,013
Total	-	467,937

Reserve for slow moving	-	(74,126)

Net	$-	$393,811

On September 16, 2010, the Company wrote off inventories totaling $456,569 pursuant to the seizure of Collateral (see Note 3).

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	December 31,	December 31,
	2010	2009
Royalty advance	$-	$60,000
Other	784	33,456

Total	$784	$93,456

On September 16, 2010, the Company wrote off advances to overseas vendor toward purchase of inventories of $207,476 pursuant to the seizure of Collateral (see Note 3).

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:

	December 31,	December 31,
	2010	2009
Vehicles	$-	$126,295
Office and warehouse equipment	-	20,853

Total	-	147,148

Accumulated depreciation	-	(139,875)

Net	$-	$7,273

 On September 16, 2010, the Company wrote off property, plant, and equipment, net, of $4,240 pursuant to the seizure of Collateral (see Note 3).

7.    LICENSE AGREEMENT COSTS, NET

 License agreement costs, net, changed in the year ended December 31, 2010 as follows:

Fair value of 250,000 shares of common stock, 500,000 5 year warrants exercisable at $1.00 per share, and 500,000 5 year warrants exercisable at $1.50 per share issued in connection with license agreement with Tony Siragusa dated January 15, 2010.	$144,800
Amortization for the period January 15, 2010 to September 16, 2010	(25,538)
Writeoff of balance pursuant to the seizure of Collateral on September 16, 2010 (see Note 3)	(119,262)

Balance, December 31, 2010	$-

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

8.    DEBT

Debt consists of:

		December 31,	December 31,
		2010	2009
Due under Discount Factoring Agreement	(A)	$-	$85,887
Convertible notes, interest at 7% (default rate of 14%)
August 27, 2012 to November 27, 2012, net of unamortized
discounts of $22,766 and $52,328, respectively	(B)	127,234	160,172
Promissory note, interest at 20%, due January 29, 2009		100,000	100,000
Secured Promissory note payable to Capstone Capital Group I, LLC, interest at 7%, was due in installments until
June 10, 2011 - defaulted/collateral seized (see Note 3)	(A)	-	334,523
Convertible promissory note, interest of 7%, due September 13, 2014,
net of unamortized discount of $61,107 and $77,595, respectively	(B)	38,893	22,405
Loans payable, interest at 0%, due on demand		186,320	249,000
Loan payable, interest at 12%, due January 14, 2010,
net of unamortized discount of $0 and $26,823, respectively		-	73,177
Promissory notes, interest at 13%, due May 31, 2010		220,000	-
Convertible promissory note, interest at 8% ( default rate of 22%),
due February 7, 2011	(B)	60,000	-
Convertible promissory notes, interest at 10%
due October 25, 2007 to November 27, 2007	(B)	75,000	75,000
Due Donald Chadwell (5% stockholder at December 31, 2010),
interest at 0%, no repayment terms		763,000	763,000
Due Richard DeCicco ( officer, director, and 30% stockholder at December 31, 2010)
and affiliates, interest at 0%, no repayment terms		714,338	714,844

Total		2,284,785	2,578,008

Less current portion of debt		(641,320)	(803,064)

Long term debt		$1,643,465	$1,774,944

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

At December 31, 2010, the debt is due as follows:

Past due	$395,000
Year ending December 31, 2011	246,320
Year ending December 31, 2012	150,000
Year ending December 31, 2013	-
Year ending December 31, 2014	100,000
Year ending December 31, 2015	-
No repayment terms ( due two significant
stockholders)	1,477,338
Total	2,368,658
Less debt discounts	(83,873)
Net	$2,284,785

(A) On January 22, 2007, the Company entered into a  Purchase Order Financing Agreement with a term of two years, that provided for advances of credit from Capstone Capital Group I, LLC (the “Secured Party”) to the Company.  Among other things, the agreement provided for fees to the Secured Party equal to 2.5% for the first 30 days (or part thereof) that each advance was outstanding and 1.25% for every 14 days (or part thereof) that such advance remained outstanding. On June 10, 2009, the Company entered into a termination agreement with Capstone (the “Termination Agreement”) whereby Capstone agreed to forgive the $2,833,205 balance owed it under the Purchase Order Financing Agreement in exchange for: (i) a $500,000 7% promissory note (the “Promissory Note”); (ii) 1,000,000 shares of Common Stock; (iii) $1,833,205 worth of Series B Preferred Stock; and (iv) a 3-year warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.50 per share.  The Promissory Note was payable in 24 monthly installments of $10,000 commencing July 10, 2009, $100,000 on or before June 10, 2010, and the remaining $160,000 on or before June 10, 2011.  If the Company closed a financing prior to maturity of the Promissory Note, up to 50% of the proceeds were to be used to prepay the remaining balance of the Promissory Note. The Discount Factoring Agreement was dated January 22, 2007 and provided for financing of certain Company accounts receivable by Capstone Business Credit, LLC (the “Factor”).  Among other things, the agreement provided for commissions to the Factor equal to 2% for the first 30 days (or part thereof) that each such account receivable is outstanding and 1% for every 14 days (or part thereof) thereafter that such account receivable remains outstanding. Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense in the accompanying consolidated statements of operations.

At December 31, 2010, Capstone holds 916,603 shares of Series B Preferred Stock which, based on the volume weighted average price per share for the preceding 20 trading days, are convertible into 537,912,559 shares of the Company Common Stock.

On August 20, 2010 (see Notes 1 nd 3), the Secured Party delivered a Formal Notice of Default to the Company demanding payment of the $233,075 balance on or before September 1, 2010. On September 16, 2010, the Secured Party delivered a Notification of Disposition of Collateral to the Company notifying the Company of its attachment of the Collateral (including accounts receivable, inventories, equipment, and contract rights) and intent to sell the Collateral to the highest qualified bidder in a public sale on September 28, 2010.  On September 28, 2010, Capstone acquired the Collateral in exchange for the Promissory Note at the public auction sale; there were no other bidders.

(B) $325,000 total face value of convertible notes outstanding at December 31, 2010 is convertible into shares of the Company’s common stock at a price of $0.50 per share. The other $60,000 face value of convertible notes outstanding at December 31, 2010 is convertible into shares of the Company’s common stock at a variable conversion price equal to 60% of the Market Price, as defined.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

Accrued interest payable on debt (included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets) consisted of:

	December 31,	December 31,
	2010	2009

Convertible notes, interest at 7%	$57,923	$56,651
Promissory note, interest at 13%	30,458	-
Convertible note, interest at 8%	2,367
Promissory note, interest at 20%	30,027	10,082
Convertible promissory notes, interest at 10%	32,247	24,767

Total	$153,022	$91,500

 Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

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
December 31, 2010 and 2009
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

On April 19, 2010, the Company agreed to issue to a noteholder 250,000 shares of its common stock in consideration of the noteholder’s extension of the due date (from March 31, 2010 to May 31,2010) of a $110,000 promissory note. The $21,400 fair value of the common stock at date of commitment was expensed in the three months ended June 30, 2010 and included interest expense. The Company expects to issue these shares once it pays its liability to its transfer agent.

On June 22, 2010, 8 shareholders representing a majority of the issued and outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 2,500,000,000 shares.

10. INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2010 and 2009 since the Company incurred net losses in these periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of December 31, 2010 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at December 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

11. COMMITMENTS AND CONTINGENCIES

Lease – Company Evicted from Facility

The Company occupied its facilities in Freeport, New York up until March 2009 under a month to month agreement at a monthly rent of $14,350.  In March 2009, the Company moved its facilities to Lindenhurst, New York pursuant to a three year lease agreement providing for annual rentals ranging from $85,100 to $90,283.  Provided certain conditions were met, the Company had an option to renew the lease for an additional two years at annual rentals ranging from $92,991 to $95,781. On September 14, 2010, the Second District Court of Suffolk County issued a Warrant of Eviction removing the Company from its facilities.  At December 31, 2010, accounts payable includes $22,913 of unpaid rent due to the former landlord.  The Company has incurred no additional costs that would be chargeable to operations as a result of the seizure of the premises, including seized assets or out-of-pocket expenses incidental to seizure.

For the years ended December 31, 2010 and 2009, rent expense was $69,639 and $99,115, respectively.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

Licensing Agreements

Danny DeVito Brand

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

On August 20, 2010, the Company and DDV terminated the License Agreement. In the year ended December 31, 2010, the Danny DeVito Premium Limoncello brand accounted for approximately 96% of total sales.

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

The Company never commenced sales of the product named “The Godfather”.  The second royalty payment of $100,000 due on November 1, 2010 was not paid.  On February 23, 2011, PLI terminated the License Agreement due to nonpayment.

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

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

For the year ended December 31, 2010, the Company calculated agreement defined net profits from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement. The product was never introduced to the market. Under the License Agreement, Tony Siragusa has the right to terminate the agreement, upon 10 days written notice to the Company, if the Company fails to launch the distribution of and secure availability to the general public of the beverage throughout the United States prior to June 1, 2010.  The License Agreement does not provide for financial penalties that would be accruable by the Company in the event of a default.

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

The $16,850 estimated fair value of the 300,000 options (using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, 4% risk free interest rate, 100% volatility, and term of 3.5 years) was being amortized over the 3 year term of the employment agreement as administrative compensation and benefits.

Litigation

The Company is party to a variety of legal proceedings brought by suppliers and creditors.  We accrue for these items as losses become probable and can be reasonably estimated.  Most of the amounts sought are included in Company liabilities at December 31, 2010.  While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will have a material adverse effect on the Company’s future consolidated results of operations and financial position.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

12.  STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the years ended December 31, 2009 and 2010 follows:

	Stock
	Options	Warrants

Outstanding at December 31, 2008	1,300,000	5,757,500

Granted and issued	-	6,173,334
Exercised	-	-
Forfeited/expired/cancelled	-	(165,000)
Outstanding at December 31, 2009	1,300,000	11,765,834

Granted and issued	-	7,756,350
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2010	1,300,000	19,522,184

Stock options outstanding at December 31, 2010 consist of:

Date	Number	Number	Exercise		Expiration
Granted	Outstanding	Exercisable	Price		Date

October 1, 2007	100,000	100,000	$0.05		April 1, 2011
October 1, 2007	100,000	100,000	$0.15		April 1, 2011
October 1, 2007	100,000	100,000	$0.75		April 1, 2011
January 1, 2008	1,000,000	-	$0.10	(a)	June 30, 2013

Total	1,300,000	300,000

(a) Estimated since exercise price is to be determined based on future stock price

 As of December 31, 2010, there was $36,282 of total unrecognized compensation cost relating to unexpired stock options.  That cost is expected to be recognized $18,140 in 2011 and $18,142 in 2012.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

Warrants outstanding at December 31, 2010 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
July 2, 2007	500,000	500,000	$1.00	July 2, 2012
July 2, 2007	500,000	500,000	$1.50	July 2, 2012
August 27,2007	550,000	550,000	$1.00	August 27,2012
August 27,2007	550,000	550,000	$1.50	August 27,2012
November 8 2007	811,250	811,250	$1.00	November 8 2012
November 8 2007	811,250	811,250	$1.50	November 8 2012
March 5, 2008	192,500	192,500	$1.00	March 5, 2013
March 5, 2008	192,500	192,500	$1.50	March 5, 2013
June 10, 2008	27,500	27,500	$1.00	June 10, 2013
June 10, 2008	27,500	27,500	$1.50	June 10, 2013
June 10, 2008	25,000	25,000	$1.00	December 10, 2013
June 10, 2008	25,000	25,000	$1.50	December 10, 2013
June 11, 2008	30,000	30,000	$1.00	December 10, 2013
June 11, 2008	30,000	30,000	$1.50	December 10, 2013
July 2, 2008	110,000	110,000	$1.00	January 2, 2014
July 2, 2008	110,000	110,000	$1.50	January 2, 2014
July 23, 2008	50,000	50,000	$1.00	January 23, 2014
July 23, 2008	50,000	50,000	$1.50	January 23, 2014
August 11, 2008	1,000,000	1,000,000	$1.00	August 11, 2013
June 10, 2009	1,000,000	1,000,000	$0.50	June 10, 2012
July 23, 2009	20,000	20,000	$1.00	July 23, 2012
July 23, 2009	20,000	20,000	$1.50	July 23, 2012
August 12, 2009	1,000,000	1,000,000	$1.00	August 12, 2014
August 12, 2009	1,333,334	1,333,334	$1.50	August 12, 2014
August 19, 2009	1,000,000	1,000,000	$0.01	August 19, 2014
August 19, 2009	1,000,000	1,000,000	$1.00	August 19, 2014
September 14, 2009	200,000	200,000	$1.00	September 14. 2014
September 14, 2009	200,000	200,000	$1.50	September 14. 2014
September 16,2009	200,000	200,000	$1.00	July 2, 2012
September 16,2009	200,000	200,000	$1.50	July 2, 2012
January 6, 2010	100,000	100,000	$0.22	January 4, 2015
January 13, 2009	100,000	100,000	$0.23	January 13, 2015
February 8, 2010	500,000	500,000	$1.00	February 8, 2015
February 8, 2010	500,000	500,000	$1.50	February 8, 2015
March 16,2010	2,000,000	2,000,000	$0.25	March 16,2015
April 19, 2010	4,556,350	4,556,350	$0.20	April 14, 2013

Total	19,522,184	19,522,184

As of December 31, 2010, there was $63,407 of total unrecognized marketing cost relating to 2,333,334 of the unexpired warrants.  That cost is expected to be recognized $18,388 in 2011, $18,388 in 2012, $18,388 in 2013, and $8,243 in 2014.