Form 10-K/A
period 2009-12-31
Iconic Brands, Inc.
filed 2011-07-07
CIK 1350073

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☒    No   ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter:  $ 6,772,039  based upon  $0 .20 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

On July 5, 2011, the Company had 52,519,307 shares of common stock issued and outstanding.

Documents Incorporated by Reference : None

EXPLANATORY NOTE

This Form 10-K/A is being filed as Amendment No. 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2010 and amended on January 18, 2011 and March 9, 2011 (“Original Annual Report”) for the purpose of (i) amending the information disclosed under the headings  “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities” and “Subsequent Issuances of Common Stock” under Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and (ii) amending the footnotes to the Summary Compensation Table under Part III, Item 11- Executive Compensation to indicate that the amounts included in the option and stock columns are the aggregate grant date fair value computed in accordance with FASB Topic 718, in response to comments issued by the SEC. Except for the amended disclosure set forth below, this Form 10-K/A has not been updated to reflect events that occurred after April 16, 2010, the filing date of the Original Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.  However, this Form 10-K/A includes Exhibits 31 and 32 new certifications as required by Rule 12b-15.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following unregistered securities were issued by the Company during the past three years:

On January 15, 2008, the Company issued a total of 125 shares of common stock each to Michael H. Ferrence and Richard A. Freeman in consideration for legal services rendered, valued in the aggregate amount of $25,000. These securities were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). Messrs. Ferrence and Freeman were the securities lawyers for the Company and therefore have knowledge of the Company and sophistication with respect to business matters and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On July 14, 2008, the Company issued a total of 1,600 shares of the Company’s common stock to two accredited investors, Bentley Asset Investment Group, Inc, and New Century Capital Consultants, Inc. (the “Consultants”), pursuant to Consulting Agreements between the Company and the Consultants, valued in the amount of $160,000. Pursuant to the consulting agreements, the Consultant provided non-exclusive consulting services related to the further development of the Company’s business and other services described in Section 1 of the agreements. These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

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

On August 11, 2008, the Company issued 2,000 shares of the its common stock to an accredited investor, MLF Group, LLC, a consulting firm pursuant the Financial Consulting Agreement dated July 31, 2008 between MLF Group LLC and the Company, valued in the amount of $200,000. Pursuant the agreement MLF performed services as a financial consultant and provided the Company with an analysis of its business and industry and other services as discussed in Section III of the agreement.  These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

Pursuant to the Merger Agreement, On June 10, 2009, the Company issued 27,352,301 shares of common stock to the designees of Harbrew New York.  Of this amount:

1)  24,909 shares were issued to Harbrew Florida stockholders. These securities were issued in reliance on the exemption under Section 4(2) of the Act. The investors were stockholders of Harbrew Florida whose shares were exchanged for shares of the Company in the reverse merger. Such stockholders were employees of the broker dealer assisting with the merger and other professional advisors of the Company including legal and financial consultants and as such had access to all of the information which would be required to be included in a registration statement and the transaction did not involve a public offering.

2)  19,634,112 shares of common stock were issued to Company management and personnel for services rendered, including 15,972,359 shares to the Richard J. DeCicco, the Company’s Chief Executive Officer, 100,000 shares to the William Blacker, the Company’s Chief Financial Officer, and 2,586,753 shares to Donald Chadwell, the Company’s director at the time. The estimated value of the services rendered is $1,963,411 and 850,000 shares to eight employees, and 125,000 shares to a law firm. These securities were issued in reliance on the exemption under Section 4(2) of the Act; the recipients are affiliates of the Company and had access to all of the information which would be required to be included in a registration statement and the transaction did not involve a public offering.

3)  2,086,973 shares of common stock valued at $208,697 were issued to Danny DeVito and affiliates, accredited investors, for consulting services performed in connection with the License Agreement between the Company and Seven Cellos by which the Company obtained a limited license for the use of Danny Devito’s name and likeness and his endorsement in connection with the manufacture, distribution and promotion of the Danny Devito Premium Limoncello. These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering;

4)  4,606,307 shares of common stock were issued to noteholders who are accredited investors in satisfaction of $2,125,625 of debt and $177,529 of accrued interest which was converted to shares of the Company in the merger. These securities were issued in reliance on the exemption under Section 4(2) of the Act; and

 5)  1,000,000 shares of common stock were issued to Capstone, an accredited investor, as part of the Termination Agreement dated June 5, 2009, between the Harbrew Imports Ltd and Capstone Business Credit LLC and Capstone Capital Group, LLC. These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

Pursuant to the terms of the Merger Agreement, the Company issued 1 share of Series A Preferred Stock valued at $100,000 to Richard J. DeCicco, the Company’s Chief Executive Officer for services rendered, valued in the amount of $100,000.  The 1 share of Series A Preferred Stock entitles the holder to two (2) votes for every share of Common Stock deemed outstanding and has no conversion or dividend rights.  These securities were issued in reliance on the exemption under Section 4(2) of the Act. Mr. Decicco is an officer and a director of the Company and had access to all of the information which would be required to be included in a registration statement and the transaction did not involve a public offering

Pursuant to the terms of the Termination Agreement dated June 5, 2009, between the Harbrew Imports Ltd. and Capstone Business Credit LLC and Capstone Capital Group, LLC, the Company issued 916,603 shares of Series B Preferred Stock valued at $1,833,206 to Capstone Capital Group I, LLC, an accredited investor. Each share of the Series B Preferred Stock has a liquidation preference of $2.00 per share, has no voting rights, and is convertible into one share of Common Stock at the lower of (1) $2.00 per share or, (2) the volume weighted average price per share for the 20 trading days immediately prior to the conversion date. These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

In the three months ended September 30, 2009, a total of (i) $122,500 of principal amount of 7% promissory notes issued to accredited investors in Harbrew Imports Ltd.  and $28,147 of accrued interest thereon was converted into a total of 300,110 shares of Company common stock as a result of  accredited investors in Harbrew Imports Ltd. converting outstanding convertible promissory notes held by them into shares of the public company in the reverse merger. These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

On August 19, 2009, the Company completed a private placement offering in the aggregate amount of $500,000 with an accredited investor through the sale of (a) 1,000,000 shares of its common stock, par value $0.0001, with a per share purchase price of $0.50 per share; (b) a Class I Common Stock Purchase Warrant to purchase an aggregate of 100% of the number of shares of our common stock at an exercise price of $1.00 per share, exercisable for a period of five years; and (c) a Class J Common Stock Purchase Warrant to purchase an aggregate of 100% of the number of shares of our common stock at an exercise price of $1.50 per share, exercisable for a period of five years. Proceed from the sale of the securities were used for working capital purposes. These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

On October 6, 2009, the Company issued 1,000,000 shares of its common stock to Brady Middleditch, an accredited investor, pursuant to a one month Consulting Agreement for general management and consulting services, including advising the Company on corporate structure, marketing and developing strategic alliances. Such services were valued in the amount of $200,000. These securities were issued in reliance on the exemption under Section 4(2) of the Act and were acquired for investment purposes and not with a view to distribution and did not involve a public offering.

Subsequent Issuances of Common Stock

On January 6 and 13, 2010, the Company issued a total of 200,000 shares of common stock, 100,000 five year warrants exercisable at $0.22 per share, and 100,000 five year warrants exercisable at $0.23 per share, along with two promissory notes in the amount of $110,000 each (one due March 31, 2010 and one due May 31, 2010), to Marvin Mermelstein, an accredited investor, in exchange for a $200,000 loan.  The fair value of the common stock ($45,000) and warrants ($33,930), along with the $20,000 discount, were recorded as debt discounts, which are being amortized over the terms of the notes as interest expense.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rates of 2.6% and 2.55%, volatility of 100%, and terms of five years. These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

On January 15, 2010 and January 25, 2010 the Company issued 152,546 shares of common stock, and 250,000 warrants to three accredited investors pursuant to convertible promissory notes, in the aggregate amount of $62,500 plus accrued interest of $13,773. The notes were converted at the rate of $0.50 per share and the warrants were  converted into warrants of the Company on the same terms and represent investors that did not convert their promissory notes earlier in connection with the reverse merger. These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

Pursuant to the Exclusive License Agreement dated January 15, 2010, between the Company and Tony Siragusa, the Company was granted a limited license to certain rights in and to Tony Siragusa’s name, likeness and biography for use by the Company in connection with Tony Siragusa’s YO Vodka. In consideration for such uses, the Company issued 250,000 shares of its common stock, warrants to purchase 500,000 shares of its common stock at an exercise price of $1.00 per share, and warrants to purchase 500,000 shares of its common stock at an exercise price of $1.50 to Tony Siragusa, an accredited investor. We did not generate any proceeds from the issuance of the securities.  These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

On February 24, 2010, the Company issued 300,000 shares of common stock to CorProminence LLC, an accredited investor, in consideration for management consulting, business advisory, shareholder information and public relation services rendered pursuant to the Consulting Agreement dated January 4, 2010. The $69,000 fair value of the common stock at date of issuance was expensed in full in the three months ended March 31, 2010 and included in professional fees. These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

On March 16, 2010, the Company issued 2,000,000 shares of common stock to Cresta Capital Strategies LLC, an accredited investor in consideration for consulting services involving investment banking services rendered to the Company pursuant to a one year extension of the Consulting Agreement dated March 16, 2010. The fair value of the common stock ($350,000) and warrants ($246,000) at date of issuance was capitalized as a prepaid expense (see note 4) and is being amortized over the one year term as professional fees. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 2.37%, volatility of 100%, and term of five years. These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

PART III

ITEM 11.   EXECUTIVE COMPENSATION

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

11.	Pursuant to Blacker Employment Agreement, Mr Blacker was entitled to $173,643 as salary for 2009. As of the dated hereof, the entire amount is still owing to Mr. Blacker.

12.	As of December 31, 2008, Mr. Blacker’s salary was $165,375 of which Mr. Blacker was paid a total $25,962. As of the date hereof, the remaining balance is owed by the Company to Mr. Blacker.

13.	As of December 31, 2007, Mr. Blacker was paid a pro-rated salary of $34,615.

The amounts included in the option and stock columns in the above table are the aggregate grant date value computed in accordance with FASB Topic 718.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits No.	Descriptions

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICONIC BRANDS, INC.

Date: July 6, 2011	By:	/s/ Richard DeCicco
Richard DeCicco
President (Principal Executive , Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICONIC BRANDS, INC.

Date: July 6, 2011	By:	/s/ Richard DeCicco
Richard DeCicco
President, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)