Form 10-K/A
period 2010-12-31
Iconic Brands, Inc.
filed 2012-11-06
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-53162

ICONIC BRANDS, INC.
 (Name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☒    No  ☐

As of June 29, 2012, the last business day of the registrant’s most recently computed second fiscal quarter,  the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $56,070.

On October 24, 2012, the Company has 49,555,062 shares of common stock issued and committed to be issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 of Iconic Brands, Inc. (the “Company”) filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011 (the “Original Annual Report”) for the purpose of (i) including an audit report from the Company’s independent registered public accounting firm (“Audit Report”) with respect to the Company’s financial statements for the year ended December 31, 2010 and notes thereto (collectively, the “Financial Statements”); (ii) revising amounts reported for many items in and the presentations of those items in each (all) of the basic Financial Statements and the disclosure in the notes to Financial Statements as a result of the successful completion of the audit for the current year (including reclassification for comparative 2009 presented Financial Statements) and Going Concern Consideration in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (iii) filing amended Financial Statements; (iv) amending the information in Part I, Item II - Properties and Item 3 - Legal Proceedings (v) adding Part I, Item 4 - Mine Safety Disclosure; (vi) amending the information under the headings “Market Information” , “Holders” and “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities” under Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, (vii) amending the introductory sentence to the Outstanding Equity Awards at Fiscal Year-End table under the heading Outstanding Equity Awards in Item 11 - Executive Compensation to indicate that the disclosure in the table and in footnote (1) thereto is as of December 31, 2010 (viii) amending the footnotes to the Summary Compensation Table under Part III, Item 11- Executive Compensation to indicate that the amounts included in the option and stock columns are the aggregate grant date fair value computed in accordance with FASB Topic 718; (ix) updating the beneficial ownership table and providing a beneficial ownership table for the Company’s preferred stock in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; (x) providing related party and director independence disclosure in Item 13 – Certain Relationships and Related Transactions, and Director Independence and (xi) providing the Company’s audit fees for 2010 in Item 14- Principal Accounting Fees and Services. Except for the amended disclosure set forth below, this Form 10-K/A has not been updated to reflect events that occurred after April 15, 2011, the filing date of the Original Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.  This Form 10-K/A also includes Exhibits 31 and 32 new certifications as required by Rule 12b-15.

PART I

ITEM 2.  PROPERTIES

Currently the Company has no office space or other facilities.

ITEM 3.    LEGAL PROCEEDINGS

On September 23, 2011, Iconic Imports, Inc., a wholly owned and the Company’s operating subsidiary (“Imports”), filed a voluntary petition for relief under chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. The Bankruptcy case is being administered under case No. 8-11-76814. The petition indicates that Imports has no assets and has liabilities of approximately $3,354,000. The case is still pending in the court.

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

On August 20, 2010, Capstone Capital Group I, LLC, a holder of a Promissory Note with a then remaining balance of approximately $190,000, delivered a Formal Notice of Default to the Company demanding payment of the balance on or before September 1, 2010. On September 16, 2010, Capstone delivered a Notification of Disposition of Collateral to the Company notifying the Company of its attachment of the collateral (including accounts receivable, inventories, equipment, and contract rights) and its intent to sell the collateral to the highest qualified bidder in a public sale on September 28, 2010.On September 14, 2010 , the Second District Court of Suffolk County New York issued a Warrant of Eviction removing the Company from its Lindenhurst, New York office. On September 28, 2010, an auction was held at the Company’s warehouse located at 1174 Route 109 Lindenhurst NY. A bid was made by Capstone Capital Group I, LLC and Capstone Business Credit, LLC in the amount of $233,075.35 representing the credit balance due on the Promissory Note  by and among Harbrew Imports, Ltd ( Iconic Imports, Inc.,) Capstone Capital Group I,LLC and Capstone Business Credit, LLC. There were no other bids and the Auction was closed at 10:03 AM.

The following actions where pending against the Company during the year ended December 31, 2010 but will all be discharged once the bankruptcy court approves the bankruptcy petition against the defendant.

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

On August 5, 2010, Coachman Luxury Transport initiated an action against Iconic Brands, Inc in the amount of $5,000 claiming nonpayment of monies due for rental of a bus. The company is not contesting the amount due.

On July 19, 2010, Sherwood Suffolk Co initiated an action against Iconic Brands, Inc in the amount of $7,518.56 for nonpayment of rent for the month of July. As today, the company owes Sherwood Suffolk Co, additional rent for the month of August in the amount of $7,518.56.

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

ITEM 4.     MINE SAFETY DISCLSOURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have three classes of equity securities: (i) common stock, par value $.00001 per share, (ii) one share of Series A preferred stock, par value $.00001 per share, and (iii) 916,603 shares of Series B preferred stock, stated value $2.00 per share.

Our common stock has been quoted on the OTC Bulletin Board and/or the OTC Markets under the symbol "ICNB" since July 2009.

The following table sets forth the high and low closing prices for the shares of our common stock, for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2009	-0-	-0-
June 30, 2009	-0-	-0-
September 30, 2009	.60	.25
December 31, 2009	.45	.07

QUARTER ENDING	HIGH	LOW
March 31, 2010	.29	.15
June 30, 2010	.11	.02
September 30, 2010	.02	.003
December 31, 2010	.008	.0032

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of October 24, 2012, there were 451 shareholders of record of our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following unregistered securities were issued by the Company during 2010.

On January 6, 2010 and January 13, 2010, the Company issued a total of 200,000 shares of common stock, 100,000 five year warrants exercisable at $0.22 per share, and 100,000 five year warrants exercisable at $0.23 per share, along with two promissory notes in the amount of $110,000 each (one due March 31, 2010 and one due May 31, 2010), to Marvin Mermelstein, an accredited investor, in exchange for a $200,000 loan.  These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

On January 15, 2010 and January 25, 2010, the Company issued 152,546 shares of common stock, and 250,000 warrants to three accredited investors pursuant to convertible promissory notes, in the aggregate amount of $62,500 plus accrued interest of $13,773. The notes were converted at the rate of $0.50 per share and the warrants were  converted into warrants of the Company on the same terms and represent investors that did not convert their promissory notes earlier in connection with the Company’s reverse merger. These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

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

On each of January 4, 2010 and January 13, 2010, the Company issued a promissory note to an investor  in the amount of $110,000. The notes bear interest at the rate of 13% per annum and were payable on March 31, 2010 and May 31, 2010, respectively. These securities were issued in reliance on the exemption under Section 4(2) of the Act and did not involve a public offering.

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

On April 19, 2010, the Company satisfied debt totaling $455,635 through its commitment to issue to five creditors a total of 4,556,350 shares of its common stock and 4,556,350 three year warrants exercisable at $0.20 per share.  The Company expects to issue these shares and warrants in the near future if the creditors are still willing to accept same.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Years ended December 31, 2010 and 2009

Sales:
Sales decreased by $402,242 or 52% from $773,555 for the year ended December 31, 2009 to $371,313 for the year ended December 31, 2010.  The decrease in sales for the twelve months reflects the company’s inability to raise capital and to promote and support its brands. Due to limited available capital the Company shifted its focus and resources from marketing, promoting and distributing the products of other manufacturers to marketing, promoting and distributing its celebrity branded products, such as the Danny DeVito’s Premium Limoncello, Glen Master Scotch, George Vesselle Champaign and its other organically developed brands. As of September 28, 2010, the Company’s assets were sold at auction and all product sales were discontinued.

Cost of goods sold:
Cost of goods sold decreased by $377,750, or 61.5%, from $613,494 for the year ended December 31, 2009 to $235,744 for the year ended December 31, 2010. This decrease in COGS is consistent with the decrease in sales for the period as the Company could not raise sufficient funds to support its business.

 Gross profit: Gross profit decreased by approximately $24,492 or 15%, from $160,061 for the year ended December 31, 2009 to $135,569 for the year ended December 31, 2010 mainly due a decrease in sales and cost of goods sold as the Company refocused its resources to its celebrity and organically developed brands.

Selling, general and administrative expenses:
Selling general and administrative expenses for the year ended December 31, 2010 and 2009 were $1,799,181 and $4,509,088 respectively, a decrease of $2,710,907 or 60.1%. These expenses include selling, marketing and promotion expenses in the amount of $405,885, which reflects an increase of $63,246 for the year ended December 31, 2010 as compared to $342,639  for the year ended December 31, 2009; administration, compensation, payroll taxes and benefits decreased to $418,998 for the year ended December 31, 2010 from $848,942 for the same period ended December 31, 2009; professional fees decreased to $74,361 from $261,629 as a result of decreased legal fees; occupancy and warehousing decreased to $95,101 from $155,793 for the year ended December 31, 2010 from the year ended December 31, 2009; travel and entertainment decreased to $62,891 from $115,787 as a result of a reduction in the travel schedule; office expenses decreased to $18,452 from $36,678 as a result of better efficiencies; license and permit expense increased to $31,878 during the year ended December 31, 2010 from $ 4,315 during the year ended December 31, 2009 due to the Company’s continuing focus on developing and licensing its organically branded products; and other expenses also decreased to $16,092 for the year ended December 31, 2010 from $40,764 for the year ended December 31, 2009. The majority of the decrease reflects the expense of stock-based compensation paid in the year 2009 of $2,272,108.

Income (loss) from Operations:
Loss from operations was $1,663,612 for the year ended December 31, 2010 and $4,349,027 for the year ended December 31, 2009. The decrease in the loss from operations for the year results from the decrease in sales, offset by the decrease in expenses, principally the costs associated with the stock based compensation expense, as previously described.

Interest Expense:
Interest expense for the year ended December, 2010 and 2009 was $441,228 and $656,818, respectively, a decrease of $ $215,590, or 32.8%. The decrease in interest expense for the year was a result of a rate reset by our largest creditor, and the conversion of convertible debt, and notes to equity.

Net Income (loss):
Net loss was $ 2,738,761 for the year ended December 31, 2010, compared to $4,907,434 for the year ended December 31, 2009, a decrease of $2,168,673 or 44.2%. The decrease in the net loss for the year was a result of the culmination of all the reasons previously described

Going Concern Consideration

The Company’s financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of December 31, 2010, the Company’s wholly owned subsidiary Iconic Imports, Inc. had its assets taken by the secured lender Capstone Capital Group I, LLC in satisfaction of their promissory note which had been defaulted on by Iconic Imports, Inc., leaving negative working capital of $3,731,230 and a stockholders’ deficiency of $7,207,901 as of December 31, 2010.  Further, from inception to December 31, 2010, the Company incurred losses of $16,124,330.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by reorganizing and acquiring a new business.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Letter of Intent

On September 12, 2012, the Company announced the signing of a non-binding letter of intent (the “LOI”)  to acquire 45% of the membership units of United Spirits, LLC (“Spirits”) owned by the Company’s Chief Executive Officer, Richard DeCicco.  Spirits is a two member Florida limited liability company which was formed on December 16, 2011.  Spirits is a startup company that has been financed by the other managing member who has contributed cash for his member’s capital account, plus loans to the new entity, while Mr. DeCicco has contributed rights to certain brands and limited operating assets to Spirits, which commenced operations on January 20, 2012.  The Operating Agreement of Spirits requires among other things that Spirits shall allocate losses pro rata to members accounts and thereafter with respect to the respective percentage interests; and then first allocate profits to members who have contributed capital contributions in cash, or made loans that are still outstanding to that member by Spirits, and thereafter in accordance with their percentage interests.

Spirits has had only nominal revenues and its only tangible asset consists of approximately $300,000 of branded inventory at cost.  It has incurred substantive losses from operations during the startup period for incurring expenses such as payroll (including the managing members), promotion, travel and entertainment and rent.

The exact nature of the acquisition is still being negotiated and the purchase price to be paid by the Company, which was not specified in the LOI, to Mr. DeCicco has not been agreed upon.  The Company intends for Spirits to assist the Company in sourcing new brands as they are acquired or developed internally.

As material terms have yet to be negotiated or agreed to, there is no assurance that the acquisition of membership units will close and, if it closes, that the terms will be favorable to the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ICONIC BRANDS, INC.

CONTENTS

PAGE	F-1	REPORT OF INDEPENDEDNT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGES	F-6 - F-20	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iconic Brands, Inc.

I have audited the accompanying consolidated balance sheets of Iconic Brands, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iconic Brands, Inc. and Subsidiary as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

By:	/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
October 26, 2012

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
Assets

Current assets:
Cash	$225	$23,889
Accounts receivable, net of allowance for doubtful accounts of $ 0 and $35,000, respectively	-	254,268
Inventories	-	393,811
Advance to overseas vendor toward purchases of inventories	-	297,684
Prepaid expenses and other current assets	784	93,456

Total current assets	1,009	1,063,108

Property, plant and equipment, net	-	7,273
License agreement costs, net of accumulated amortization of $144,800 and $0, respectively	-	-
Restricted cash	-	75,000

Total assets	$1,009	$1,145,381

Liabilities and Stockholders' Deficiency

Current liabilities:
Current portion of debt	$618,250	$803,064
Accounts payable	1,302,609	1,290,680
Accrued expenses and other current liabilities	1,811,380	1,500,652

Total current liabilities	3,732,239	3,594,396

Long term debt	1,643,465	1,774,944

Series B Preferred Stock, $2.00 per share stated value; designated 1,000,000 shares, issued and outstanding
916,603 and 916,603 shares, respectively - an equity security with characteristics of a liability	1,833,206	1,833,206

Total liabilities	7,208,910	7,202,546

Stockholders' deficiency
Preferred stock, $.00001 par value;
authorized 100,000,000 shares:
Series A, designated 1 share, issued and outstanding
1 and 1 shares, respectively	1	1
Common stock, $.00001 par value; authorized 100,000,000
shares, issued and committed to be issued and outstanding 52,519,307
and 44,810,411 shares, respectively	525	448
Additional paid-in capital	8,915,903	7,327,955
Accumulated deficit	(16,124,330)	(13,385,569)

Total stockholders' deficiency	(7,207,901)	(6,057,165)

Total liabilities and stockholders' deficiency	$1,009	$1,145,381

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended
	December 31,
	2010	2009

Sales	$371,313	$773,555

Cost of goods sold	235,744	613,494

Gross profit	135,569	160,061

Selling, general and administrative expenses:
Selling, marketing and promotion (including stock-based compensation of $26,635 and $11,333, respectively)	405,885	342,639
Administrative compensation, payroll taxes, and other fringe benefits (including stock-based compensation of $22,352 and $23,756, respectively)	418,998	848,942
Stock-based compensation issued in connection with merger	-	2,272,108
Consulting fees (including stock-based compensation of $665,000 and $407,671, respectively)	675,523	430,433
Professional fees	74,361	261,629
Occupancy and warehousing	95,101	155,793
Travel and entertainment	62,891	115,787
Office	18,452	36,678
Licenses and permits	31,878	4,315
Other	16,092	40,764

Total	1,799,181	4,509,088

Loss from operations	(1,663,612)	(4,349,027)
Other income	-	98,411
Interest expense (including amortization of debt discounts of $293,203 and $311,316, respectively)	(441,228)	(656,818)
Loss on disposition of assets seized by lender on defaulted promissory note (Note 3), including writeoff of unamortized stock-based compensation
of $119,262 on Siragusa license (Note 7)	(633,921)	-
Loss before income taxes	(2,738,761)	(4,907,434)

Income taxes	-	-

Net Loss	$(2,738,761)	$(4,907,434)

Net loss per common share - basic and diluted	$(0.05)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted	50,601,821	36,613,416

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficiency
Years Ended December 31, 2010 and 2009

	Series A
	Preferred Stock,		Common Stock,		Additional
	$.00001 par		$.00001 par		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	-	$-	24,909	$-	$1,278,656	$(8,478,135)	$(7,199,479)

Issuance of stock to management and employees on June 10, 2009	1	1	19,634,112	196	2,063,214	-	2,063,411

Issuance of stock to Danny DeVito and affiliates on June 10, 2009	-	-	2,086,973	21	208,676	-	208,697

Issuance of stock to Note holders on June 10, 2009 in satisfaction of debt and accrued interest	-	-	4,606,307	46	2,303,108	-	2,303,154

Issuance of stock to Capstone on June 10, 2009 in connection with Termination Agreement	-	-	1,000,000	10	499,990	-	500,000

Acquisition of Harbrew Imports, Ltd. on June 10, 2009	-	-	15,158,000	152	(152)	-	-

Issuance of stock to Note holders in July and August 2009 in satisfaction of debt and accrued interest.	-	-	300,110	3	150,644	-	150,647

Sale of Units at $.50 per unit on August 19,2009, less placement costs of $55,000	-	-	1,000,000	10	444,990	-	445,000

Fair value of warrants included in sale of convertible promissory note in August 2009	-	-	-	-	82,440	-	82,440

Issuance of stock to consultant in October 2009	-	-	1,000,000	10	199,990	-	200,000

Fair value of reduction of exercise price of warrants in connection with debt financing in December 2009	-	-	-	-	61,310	-	61,310

Stock options and warrants compensation expense	-	-	-	-	35,089	-	35,089

Net loss	-	-	-	-	-	(4,907,434)	(4,907,434)

Balance at December 31, 2009	1	1	44,810,411	448	7,327,955	(13,385,569)	(6,057,165)

Issuance of common stock and warrants in connection with $220,000 promissory notes	-	-	200,000	2	78,928	-	78,930

Issuance of common stock in satisfaction of convertible notes and accrued interest	-	-	152,546	2	76,271	-	76,273

Issuance of common stock and warrants in connection with License Agreement with Tony Siragusa	-	-	250,000	2	144,798	-	144,800

Issuance of common stock to consulting firm in February 2010	-	-	300,000	3	68,997	-	69,000

Issuance of common stock and warrants to consulting firm in March 2010	-	-	2,000,000	20	595,980	-	596,000

Issuance of warrants and beneficial conversion feature of debt default provisions in convertible promissory notes to lender on April 15, 2010	-	-	-	-	97,000	-	97,000

Issuance of common stock in connection with extension of due date of $110,000 promissory note	-	-	250,000	2	21,398	-	21,400

Issuance of common stock and warrants in satisfaction of debt and accrued interest	-	-	4,556,350	46	455,589	-	455,635

Stock options and warrants compensation expense	-	-	-	-	48,987	-	48,987

Net loss	-	-	-	-	-	(2,738,761)	(2,738,761)

Balance at December 31, 2010	1	$1	52,519,307	$525	$8,915,903	$(16,124,330)	$(7,207,901)

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net Loss	$(2,738,761)		(4,907,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposition of assets seized by lender on defaulted promissory note (Note 3), less $1,552 cash seized (including
writeoff of unamortized stock-based compensation of $119,262 on Siragusa license - see Note 7)	632,369		-
Depreciation	3,033		4,171
Amortization of Siragusa license agreement costs	25,538		-
Amortization of debt discounts charged to interest expense	293,203		311,316
Stock-based compensation	713,987		2,714,868
Changes in operating assets and liabilities:
Accounts receivable, net	226,574		229,896
Inventories	(62,758)		344,696
Prepaid expenses and other current assets	182,880		(3,042)
Restricted cash and cash equivalents	22,297		25,000
Accounts payable	14,429		(191,236)
Accrued expenses and other current liabilities	324,501		932,923

Net cash used in operating activities	(362,708)		(538,842)

Cash flows from investing activities:
Property, plant and equipment additions and net cash used in investing activities	-		(5,150)

Cash flows from financing activities:
Increases in debt	1,094,698		449,000
Repayment of debt	(755,654)		(337,089)
Sale of Units of common stock and warrants, net of placement costs	-		445,000

Net cash provided by financing activities	339,044		556,911

Increase (decrease) in cash	(23,664)		12,919

Cash, beginning of period	23,889		10,970

Cash, end of period	$225		$23,889

Supplemental disclosures of cash flow information:

Interest paid	$23,190		$264,621

Income taxes paid	$-		$-

Non-cash investing and financing activities:
Issuance of a total of 450,000 restricted shares of common stock and 200,000 warrants to purchase common stock in
January 2010 and April 2010 in connection with $220,000 13% promissory notes (see Notes 8 and 9)	$100,330		$-
Shares of common stock issued to noteholders in satisfaction of debt and accrued interest	$531,908		$2,453,801
Issuance of common stock and warrants in connection with License Agreement with Tony Siragusa	$144,800		$-
Seizure of asets by lender (Note 3):
Assets attached by lender	$866,996		$-
Debt satisfied from disposition of assets attached by lender on defaulted promissory note	233,075		-
Loss on disposition of assets seized by lender on defaulted promissory notes (charged in Consolidated Statement of Operations)	$633,921	$
Securities issued to Capstone in connection with Termination Agreement and satisfaction of debt:
Unsecured promissory note	$-		$500,000
Series B preferred stock	-		1,833,206
Common stock	-		500,000

Total	$-		$2,833,206

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

On September 14, 2010 (see Note 11), the Second District Court of Suffolk County New York issued a Warrant of Eviction removing the Company from its Lindenhurst, New York office and the Company ceased its business operations.

On September 23, 2011, Iconic Imports, Inc. (“Imports”), a wholly owned subsidiary of Iconic Brands, Inc., filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York.  The Bankruptcy case is being administered under case No. 8-11-76814.   The petition indicated that Imports had no assets and had liabilities of approximately $3,354,000.  The case is still pending before the court.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of December 31, 2010, the Company’s wholly owned subsidiary Iconic Imports had its assets taken by the secured lender Capstone Capital Group I, LLC in satisfaction of their promissory note which had been defaulted on by Iconic Imports, Inc., leaving negative working capital of $3,731,230 and a stockholders’ deficiency of $7,207,901.  Further, from inception to December 31, 2010, the Company incurred losses of $16,124,330.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by reorganizing and acquiring a new business.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c)  Principles of Consolidation

The Financial Statements include the accounts of Iconic Brands, Inc. and its wholly-owned subsidiary Iconic Imports, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

(d)  Fair Value of Financial Instruments

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

(e)  Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of three months or less to be cash equivalents.

(f)  Accounts Receivable, Net of Allowance for Doubtful Accounts

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

(g)  Inventories

Inventories were stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items.

(h)  Property, Plant, and Equipment, Net

Property, plant, and equipment, net, were stated at cost less accumulated depreciation.  Depreciation was calculated using the straight-line method over the estimated useful lives of the respective assets.

(i)  Revenue Recognition

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

(j)  Shipping and Handling Costs

Shipping and handling costs were reported as selling, general and administrative expenses in the accompanying statements of operations.  For the years ended December 31, 2010 and 2009, shipping and handling costs were not material.

(k)  Advertising

Advertising costs were expensed as incurred and are included in selling, marketing, and promotion expense.  For the years ended December 31, 2010 and 2009, advertising expenses were $4,000 and $0, respectively.

(l)  Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation- Stock Compensation”.  For the years ended December 31, 2010 and 2009, stock-based compensation totaled $713,987 and $2,714,868, respectively.  These amounts consist of stock-based compensation given to Company officers and employees and consulting firms, which are included in administrative compensation and benefits and professional fees, respectively.

(m)  Foreign Currency Transactions

Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in other selling, general and administrative expenses.  For the years ended December 31, 2010 and 2009, foreign currency transaction losses were $0.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

(n)  Income Taxes

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

(o)  Net Income (Loss) per Share

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

For the years ended December 31, 2010 and 2009, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Year Ended
	December 31,
	2010	2009
7% convertible notes and accrued interest	615,845	738,302
6% convertible notes and accrued interest	3,128,200,000	-
12% convertible notes and accrued interest	7,598,400,000	-
8% convertible note and accrued interest	29,698,571	-
10% convertible notes and accrued interest	214,494	199,534
Series B preferred stock owned by Capstone Capital
Group I, LLC (see Notes 3, 8 and 9)	537,912,559	12,667,699
Stock Options	300,000	300,000
Warrants	18,122,184	11,765,834
Total	11,313,463,653	25,671,369

(p)  Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

(q)  Recently Issued Accounting Pronouncements

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

3.  LOSS ON DISPOSITION OF ASSETS ATTACHED BY LENDER ON DEFAULTED PROMISSORY NOTE

On September 16, 2010 (see Notes 1 and 8), Capstone Capital Group I, LLC (“Capstone”) delivered a Notification of Disposition of Collateral to the Company notifying the Company of its attachment of the Collateral securing the defaulted Promissory Note and its intent to sell the Collateral to the highest qualified bidder in a public sale on September 28, 2010.  On September 28, 2010, Capstone acquired the Collateral in exchange for the Promissory Note at the public auction sale; there were no other bidders.  Accordingly, the Company recognized a default loss of $633,921, equal to the excess of the carrying value of the respective Collateral assets over the amount of debt retired, as follows:

Amount of debt retired from disposition of Collateral assets	$233,075
Carrying value of Collateral assets:
Cash	1,552
Accounts receivable, net	27,694
Inventories	456,569
Advances to overseas vendor toward purchase of inventories	207,476
Property, plant and equipment, net	4,240
License agreement costs, net (see Note 7)	119,262
Restricted cash	50,203
Total	866,996
Loss on disposition of assets attached by lender on defaulted promissory note	$(633,921)

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
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

7.  LICENSE AGREEMENT COSTS, NET

License agreement costs, net, changed in the year ended December 31, 2010 as follows:

Fair value of 250,000 restricted shares of common stock, 500,000 5 year warrants exercisable at
$1.00 per share, and 500,000 5 year warrants exercisable at $1.50 per share issued in connection
with License Agreement with Tony Siragusa dated January 15, 2010	$144,800
Amortization for the period January 15, 2010 to September 16, 2010	(25,538)
Writeoff of unamortized balance pursuant to the seizure of Collateral by Capstone on September 16,
2010 (and therefore included within the loss on disposition of assets assigned by lender – see Note 3)	(119,262)
Accumulated amortization at December 31, 2010	(144,800)
Balance, December 31, 2010	$-

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

8.  DEBT

Debt consists of:

		December 31, 2010	December 31, 2009
Due under Discount Factoring Agreement	(A)	$-	$85,887
Convertible notes, interest at 7% (default rate of 14%), due August 27, 2012 to
November 27, 2012, net of unamortized discounts of $22,766 and $52,328,
respectively	(B)	127,234	160,172
Promissory note, interest at 20%, due January 29, 2009		100,000	100,000
Secured Promissory note payable to Capstone Capital Group I, LLC, interest at
7%, was due in installments until June 10, 2011 – defaulted/collateral seized
(see Note 3)	(A)	-	334,523
Convertible promissory note, interest at 7%, due September 13, 2014, net of
unamortized discount of $61,107 and $77,595, respectively	(B)	38,893	22,405
Loans payable, interest at 0%, due on demand (see Note 13)		63,250	249,000
Loan payable, interest at 12%, due January 14, 2010, net of unamortized
discount of $0 and $26,823, respectively		-	73,177
Convertible promissory note, interest at 6%, due June 30, 2010 (see Note 13)	(C)	30,000	-
Convertible promissory notes, interest at 12%, due June 30, 2010 (see Note 13)	(C)	70,000	-
Promissory notes, interest at 13%, due May 31, 2010 (see Note 9)		220,000	-
Convertible promissory note, interest at 8% (default rate of 22%), due
February 7, 2011(see Note 13)	(B)	60,000	-
Convertible promissory notes, interest at 10%, due October 25, 2007 to
November 27, 2007	(B)	75,000	75,000
Due Donald Chadwell (5% stockholder at December 31, 2010), interest at 0%,
no repayment terms		763,000	763,000
Due Richard DeCicco (officer, director, and 30% stockholder at December 31,
2010) and affiliates, interest at 0%, no repayment terms		714,338	714,844

Total		2,261,715	2,578,008

Less current portion of debt		(618,250)	(803,064)

Long term debt		$1,643,465	$1,774,944

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

At December 31, 2010, the debt is due as follows:

Past due	$495,000
Year ending December 31, 2011	123,250
Year ending December 31, 2012	150,000
Year ending December 31, 2013	-
Year ending December 31, 2014	100,000
Year ending December 31, 2015	-
No repayment terms (due two significant stockholders)	1,477,338
Total	2,345,588
Less debt discounts	(83,873)
Net	$2,261,715

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

(C) These promissory notes were issued to the same entity lender on April 15, 2010.  The notes provide that upon an event of default that is not cured within the allotted time, the holder shall have the option to convert the outstanding principal and interest into shares of common stock at a conversion price of $0.00001 per share.  The Company has defaulted on all three notes and has failed to cure the defaults within the time allotted specified in the note default provisions.

While the Company has not received any notice or indication from the lender of its intention to convert the $100,000 debt (or a portion thereof), if the lender does elect to convert the $100,000 of debt and related accrued interest at December 31, 2010 at the $0.00001 per share conversion rate it would require the Company to issue 10,726,600,000 common shares to this lender (or over 99% of the 10,779,119,307 shares of Company Common Stock outstanding after this lender’s conversion.  However, by virtue of his ownership of the 1 share of Series A Preferred Stock, Mr. DeCicco would retain voting control of the Company.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Also, the notes provided for the grant of a total of 1,200,000 warrants exercisable at an exercise price of $0.20 per share for 3 years.  The $51,600 fair value of the warrants (valued using the Black-Scholes option pricing model and the following assumptions:  stock price of $0.092 per share, exercise price of $0.20 per share, term of 3 years, risk-free interest rate of 1.62%, and expected volatility of 100%) and the remaining $45,400 intrinsic value of the beneficial conversion feature arising from the default provisions in the three promissory notes due to this lender described in the two preceding paragraphs (the total debt discounts are limited to the amount of proceeds allocated to the convertible instrument) were recorded initially as a debt discount and amortized as interest expense over the term of the notes ended June 30, 2010.

Accrued interest payable on debt (included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets) consisted of:

	December 31,	December 31,
	2010	2009

Convertible notes, interest at 7%	$57,923	$56,651
Promissory note, interest at 20%	30,027	10,082
Convertible note, interest at 6%	1,282	-
Convertible notes, interest at 12%	5,984	-
Promissory note, interest at 13%	30,458	-
Convertible note, interest at 8%	2,367	-
Convertible promissory notes, interest at 10%	32,247	24,767

Total	$160,288	$91,500

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

On August 19, 2009, the Company sold 1,000,000 restricted shares of its common stock at $.50 per share, including 1,000,000 five year warrants with an exercise price of $1.00 per share (which was reduced to $0.01 per share on December 14, 2009 in connection with a $100,000 loan from the investor) and 1,000,000 five year warrants with an exercise price of $1.50 per share, to an investor for total proceeds of $500,000.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On October 6, 2009, the Company issued 1,000,000 restricted shares of its common stock to a consultant pursuant to a one month consulting agreement for financial services. The Company included this issuance in its consolidated statement of operations for the year ended December 31, 2009 in consulting fees at the $200,000 estimated fair value of the shares.

On January 6 and 13, 2010, the Company issued a total of 200,000 restricted shares of common stock, 100,000 five year warrants exercisable at $0.22 per share, and 100,000 five year warrants exercisable at $0.23 per share, along with two promissory notes in the amount of $110,000 each (one due March 31, 2010 and one due May 31, 2010), to an investor in exchange for a $200,000 loan.  The fair value of $78,930 of the common stock ($45,000) and warrants ($33,930), along with the $20,000 discount, were recorded as debt discounts, which were amortized over the terms of the notes as interest expense.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rates of 2.6% and 2.55%, volatility of 100%, and terms of five years.

On April 19, 2010, the Company agreed to issue the noteholder of the $220,000 of debt 250,000 restricted shares of its common stock in consideration of the noteholder’s extension of the due date (from March 31, 2010 to May 31, 2010) of a $110,000 promissory note. The $21,400 fair value of the common stock at the commitment date was expensed during the three months ended June 30, 2010 and included in interest expense. The Company expects to issue these shares in the near future.  Based on the 200,000 shares of common stock and 200,000 warrants to purchase common stock issued to this noteholder in January 2010 and the 250,000 shares of common stock issued to him in April 2010, this noteholder received an aggregate of stock-based consideration of $100,930 during the year ended December 31, 2010 on his $220,000 of debt, in addition to the Company incurring interest at 13% on the $220,000 of promissory notes.

On January 15 and 25, 2010, the Company issued a total of 152,546 shares of common stock to three investors in satisfaction of a total of $62,500 of convertible debt and approximately $13,773 of accrued interest.

On February 8, 2010, the Company issued 250,000 restricted shares of common stock and 1,000,000 warrants to Tony Siragusa pursuant to the License Agreement described in Note 7 above.

On February 24, 2010, the Company issued 300,000 restricted shares of common stock to CorProminence pursuant to a 45 day consulting agreement dated January 4, 2010.  The $69,000 fair value of the common stock at date of issuance was expensed in full in the three months ended March 31, 2010 and included in consulting fees.

On March 16, 2010, the Company issued 2,000,000 restricted shares of common stock and 2,000,000 five year warrants exercisable at $0.25 per share to Cresta Capital Strategies pursuant to a one year extension of a consulting agreement.  The fair value of the common stock ($350,000) and warrants ($246,000) at the date of issuance was initially capitalized as a “Prepaid Expense”.  The $596,000 total was fully expensed in the year ended December 31, 2010 and included in “Consulting Fees” since the Company had become substantially out of business due to the seizure of its assets by a lender as described in Note 3.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 2.37%, volatility of 100%, and term of five years.

On April 19, 2010, the Company satisfied debt totaling $455,635 through its commitment to issue to the respective 5 creditors a total of 4,556,350 shares of its common stock and 4,556,350 three year warrants exercisable at $0.20 per share.  The Company expects to issue these shares and warrants in the near future.

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

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $3,150,000 attributable to the future utilization of the net operating loss carryforward of approximately $9,000,000 as of December 31, 2010 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at December 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate.  During the year ended December 31, 2010, the valuation allowance increased by $525,000.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

11.  COMMITMENTS AND CONTINGENCIES

Leases – Company Evicted from Facility

The Company occupied its facilities in Freeport, New York up until March 2009 under a month to month agreement at a monthly rent of $14,350.  In March 2009, the Company moved its facilities to Lindenhurst, New York pursuant to a three year lease agreement providing for annual rentals ranging from $85,100 to $90,283.  Provided certain conditions were met, the Company had an option to renew the lease for an additional two years at annual rentals ranging from $92,991 to $95,781. On September 14, 2010, the Second District Court of Suffolk County issued a Warrant of Eviction removing the Company from its facilities.  At December 31, 2010, accounts payable includes $22,913 of unpaid rent due to the former Lindenhurst landlord.  The Company has incurred no additional costs that would be chargeable to operations as a result of the seizure of the premises, including seized assets or out-of-pocket expenses incidental to seizure.  Also at December 31, 2010, accounts payable includes $450,021 of unpaid rent and penalties due the Freeport landlord.

For the years ended December 31, 2010 and 2009, rent expense was $69,639 and $117,329 ($42,202 relating to the Freeport facilities; $75,127 relating to the Lindenhurst facilities), respectively.

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

Godfather Brand

On June 12, 2009, Iconic Imports, Inc., the wholly-owned subsidiary of the Company, entered into a merchandising license agreement (the “License Agreement”) with Paramount Licensing Inc. (“PLI”) granting Iconic Imports the non-exclusive right to use the title of the theatrical motion picture “The Godfather” in connection with the development, importation, marketing, and distribution of an Italian organic vodka and Scotch whiskey throughout the United States. Under the terms of the License Agreement, which had a term of 5 years ending on June 30, 2014 and could be extended to June 30, 2019 upon certain conditions unless it is sooner terminated, the Company agreed to pay PLI a royalty fee of five percent (5%) and guarantee a total of $400,000 in royalties due as follows; (1) $60,000 as an advance payment due upon signing of the License Agreement, (2) $100,000 due on or before November 1, 2010, (3) $100,000 due on or before November 1, 2011, and (4) $140,000 due on or before November 1, 2012. In addition, PLI was granted warrants to purchase shares of the Company’s common stock in substantially the same form as other warrants previously issued, which is (a) a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share; and (b) a five-year warrant to purchase 1,333,334 shares of our common stock at an exercise price of $1.50 per share. On August 12, 2009, the Company paid $60,000 to PLI as the advance royalty due under the License Agreement. The License Agreement became effective on this date as the advance payment was a condition precedent to the effectiveness of the License Agreement.

The Company never commenced sales of the product named “The Godfather”.  The second royalty payment of $100,000 due on November 1, 2010 was not paid.  On February 23, 2011, PLI terminated the License Agreement due to nonpayment.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Tony Siragusa Brand

On January 15, 2010, we entered into an exclusive License Agreement with Tony Siragusa, pursuant to which we were granted a limited license to certain rights in and to Tony Siragusa’s name, likeness and biography for use by us in connection with Tony Siragusa’s YO Vodka.  The term of the agreement was four (4) years.  In consideration for the license, we agreed to distribute net profits of the venture as follows: 42.5% to the Company, 42.5% to the licensor, 10% to William Morris Endeavor Entertainment, LLC and 5% to Brian Hughes.  In addition, we issued 250,000 shares of the Company’s common stock, 5 year warrants to purchase 500,000 shares of our Common Stock at a price of $1.00 per share, and 5 year warrants to purchase 500,000 shares of our Common Stock at a price of $1.50 per share.  Tony Siragusa agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12 months period, the duration of each would not exceed six days.  On September 28, 2010, Capstone Capital Group I, LLC acquired the License Agreement rights (see Note 3).

For the year ended December 31, 2010, the Company calculated agreement defined net profits from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement. The product was never introduced to the market.
Under the License Agreement, Tony Siragusa had the right to terminate the agreement, upon 10 days written notice to the Company, if the Company failed to launch the distribution of and secure availability to the general public of the beverage throughout the United States prior to June 1, 2010.  The License Agreement did not provide for financial penalties that would be accruable by the Company in the event of a default.

Chief Executive Officer Employment Agreement

On January 23, 2008, the Company entered into an employment agreement with its Chief Executive Officer Richard DeCicco.  The agreement provided for a term of 5 years, commencing on January 1, 2008.  The term could be extended by a written agreement of the parties.  The agreement provided for annual compensation ranging from $265,000 to $350,000.  In addition, if the Company entered into an agreement and further sold any brand in the Company’s portfolio, Mr. DeCicco would receive 5% of such sale.  Mr. DeCicco was also entitled to incentive bonus compensation, stock and/or options in accordance with Company policies established by the Board of Directors.  The agreement provided for the grant of a non-qualified ten year option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price which shall represent a discount to the market price. Mr. DeCicco had the right to terminate the agreement upon 60 days notice to the Company for any reason.  Pursuant to the terms of the agreement, if Mr. DeCicco was absent from work because of illness or incapacity cumulatively for more than 2 months in addition to vacation time in any calendar year, the Company could terminate the agreement upon 30 days written notice.  The agreement also provided that the agreement could be terminated upon 90 days notice to Mr. DeCicco if: (A) there was a sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (B) there was a sale, exchange or disposition of 50% of the outstanding shares of the Company’s outstanding stock; (C) the Company terminated its business or liquidated its assets; or (D) there was a merger or consolidation of the Company in which the Company’s shareholders received less than 50% of the outstanding voting shares of the new or continuing corporation.  Mr. DeCicco was entitled to severance pay in the amount of 2 years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances.

“Administrative compensation, payroll taxes, and other fringe benefits” includes approximately $132,500 and $265,000 Officer’s compensation for the years ended December 31, 2010 and 2009, respectively, for the Chief Executive Officer of the Company.  “Accrued expenses and other current liabilities” includes approximately $528,000 and $409,000 at December 31, 2010 and 2009, respectively, representing unpaid Officer’s compensation due to this officer at these dates.

Former Chief Financial Officer Employment Agreement

On October 1, 2007, the Company entered into an employment agreement with its chief financial officer William Blacker.  The agreement provided for a term of 3 years, commencing on October 1, 2007.  The term could be extended by a written agreement of the parties.  The Company agreed to issue options to purchase shares of its common stock to Mr. Blacker if and when the common stock becomes publicly traded, as follows: (A) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (B) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (C) on October 1, 2009, 100,000 options at an exercise price of $0.75 per share.  Pursuant to the terms of the agreement, Mr. Blacker was to receive an annual salary of $150,000.  Mr. Blacker had the right to terminate the agreement upon 60 days notice to the Company for any reason.  The agreement further provided that if the agreement was terminated for any reason other than willful malfeasance by Mr. Blacker, Mr. Blacker was entitled to receive severance pay in the amount of 6 months or the balance of the agreement’s term of existence, whichever was greater, and was to receive all benefits under the agreement. Mr. Blacker resigned September 15, 2010.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The $16,850 estimated fair value of the 300,000 options (using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, 4% risk free interest rate, 100% volatility, and term of 3.5 years) was amortized over the 3 year. term of the employment agreement as administrative compensation and benefits

“Administrative compensation, payroll taxes, and other fringe benefits” includes approximately $75,000 and $150,000 Officer’s compensation for the years ended December 31, 2010 and 2009, respectively, for the Chief Financial Officer of the Company.  “Accrued expenses and other current liabilities” includes approximately $233,000 and $169,000 at December 31, 2010 and 2009, respectively, representing unpaid Officer’s compensation due to this officer at these dates.

Litigation

The Company is party to a variety of legal proceedings brought by suppliers and creditors.  We accrue for these items as losses become probable and can be reasonably estimated.  Most of the amounts sought have already been provided for through previous charges to operations and are included in Company liabilities at December 31, 2010 and 2009.  While the results of these legal proceedings, which principally involve debt and lease default obligations and vendor disputes, cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s future consolidated results of operations and financial position.

12.  STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the years ended December 31, 2009 and 2010 follows:

	Stock
	Options	Warrants

Outstanding at December 31, 2008	1,300,000	5,757,500

Granted and issued	-	6,173,334
Exercised	-	-
Forfeited/expired/cancelled	-	(165,000)
Outstanding at December 31, 2009	1,300,000	11,765,834

Granted and issued	-	8,956,350
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2010	1,300,000	20,722,184

Stock options outstanding at December 31, 2010 consist of:

Date	Number	Number	Exercise		Expiration
Granted	Outstanding	Exercisable	Price		Date

October 1, 2007	100,000	100,000	$0.05		April 1, 2011
October 1, 2007	100,000	100,000	$0.15		April 1, 2011
October 1, 2007	100,000	100,000	$0.75		April 1, 2011
January 1, 2008	1,000,000	-	$0.10	(a)	June 30, 2018

Total	1,300,000	300,000

(a) Estimated since exercise price is to be determined based on future stock price

As of December 31, 2010, there was $36,282 of total unrecognized compensation cost relating to the 1,000,000 unexpired stock options granted to the Company’s Chief Executive Officer Richard DeCicco pursuant to the employment agreement described in Note 11.  That cost is expected to be recognized $18,140 in 2011 and $18,142 in 2012.

The aggregate intrinsic value of the 1,300,000 fully vested stock options at December 31, 2010 is $0.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Warrants outstanding at December 31, 2010 consist of:

Date		Number	Number	Exercise	Expiration
Issued		Outstanding	Exercisable	Price	Date
July 2, 2007		500,000	500,000	$1.00	July 2, 2012
July 2, 2007		500,000	500,000	$1.50	July 2, 2012
August 27,2007		550,000	550,000	$1.00	August 27,2012
August 27,2007		550,000	550,000	$1.50	August 27,2012
November 8 2007		811,250	811,250	$1.00	November 8 2012
November 8 2007		811,250	811,250	$1.50	November 8 2012
March 5, 2008		192,500	192,500	$1.00	March 5, 2013
March 5, 2008		192,500	192,500	$1.50	March 5, 2013
June 10, 2008		27,500	27,500	$1.00	June 10, 2013
June 10, 2008		27,500	27,500	$1.50	June 10, 2013
June 10, 2008		25,000	25,000	$1.00	December 10, 2013
June 10, 2008		25,000	25,000	$1.50	December 10, 2013
June 11, 2008		30,000	30,000	$1.00	December 10, 2013
June 11, 2008		30,000	30,000	$1.50	December 10, 2013
July 2, 2008		110,000	110,000	$1.00	January 2, 2014
July 2, 2008		110,000	110,000	$1.50	January 2, 2014
July 23, 2008		50,000	50,000	$1.00	January 23, 2014
July 23, 2008		50,000	50,000	$1.50	January 23, 2014
August 11, 2008		1,000,000	1,000,000	$1.00	August 11, 2013
June 10, 2009		1,000,000	1,000,000	$0.50	June 10, 2012
July 23, 2009		20,000	20,000	$1.00	July 23, 2012
July 23, 2009		20,000	20,000	$1.50	July 23, 2012
August 12, 2009	(F)	1,000,000	400,000	$1.00	August 12, 2014
August 12, 2009	(F)	1,333,334	533,334	$1.50	August 12, 2014
August 19, 2009		1,000,000	1,000,000	$0.01	August 19, 2014
August 19, 2009		1,000,000	1,000,000	$1.00	August 19, 2014
September 14, 2009		200,000	200,000	$1.00	September 14. 2014
September 14, 2009		200,000	200,000	$1.50	September 14. 2014
September 16,2009		200,000	200,000	$1.00	July 2, 2012
September 16,2009		200,000	200,000	$1.50	July 2, 2012
January 6, 2010		100,000	100,000	$0.22	January 4, 2015
January 13, 2009		100,000	100,000	$0.23	January 13, 2015
February 8, 2010		500,000	500,000	$1.00	February 8, 2015
February 8, 2010		500,000	500,000	$1.50	February 8, 2015
March 16,2010		2,000,000	2,000,000	$0.25	March 16,2015
April 15, 2010		1,200,000	1,200,000	$0.20	April 15, 2013
April 19, 2010		4,556,350	4,556,350	$0.20	April 14, 2013

Total		20,722,184	19,322,184

(F) These warrants were granted to Paramount Licensing Inc. in connection with a license agreement which was terminated on February 23, 2011 (see Note 11).  933,334 (40%) of the 2,333,334 warrants vested on August 12, 2009 and August 12, 2010.  The remaining 1,400,000 (60%) of the 2,333,334 warrants will now never vest and were forfeited on February 23, 2011.  For the years ended December 31, 2010 and 2009, we recognized marketing expense in connection with these warrants of $26,635 and $10,138, respectively.

Iconic Brands, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

13.  SUBSEQUENT EVENTS

Chapter 7 Bankruptcy Filing of Wholly – Owned Subsidiary

On September 23, 2011, Iconic Imports, Inc. (“Imports”), a wholly owned subsidiary of Iconic Brands, Inc. filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York.  The Bankruptcy case is being administered under case No. 8-11-76814.  The case is still pending before the court.

Partial Conversion of 8% Promissory Note to Common Stock

On January 18, 2011, the Company issued 1,842,105 shares of Iconic common stock to Asher Enterprises, Inc. (“Asher”) pursuant to Asher’s Notice of Conversion to convert $3,500 debt at a price of $0.0019 per share, resulting in the reduction of debt due to Asher from $60,000 to $56,500.

Legal, Audit, and Consulting Fees Paid on Behalf of the Company Advanced by Two Noteholders

During the year ended December 31, 2011 and the nine months ended September 30, 2012, two entity lenders (one holding $62,500 of the 0% loans payable aggregating $63,250 and one holding the $30,000 6% convertible promissory note and the $70,000 12% convertible promissory notes at December 31, 2010 described in Note 8) paid legal, audit, and consulting fees on behalf of the Company as follows:

	Year Ended December 31, 2011	Nine Months Ended September 30, 2012	Total
Legal fees	$27,500	$2,000	$29,500
Audit fees	17,500	2,500	20,000
Consulting fees	4,050	1,738	5,788
Company’s stock transfer agent	-	9,563	9,563

Total	$49,050	$15,801	$64,851

The amounts advanced bear no interest and are due on demand, but are not evidenced by a promissory note.

On April 19, 2010 the Company satisfied $264,000 of debt due to the lender holding $62,500 of debt at December 31, 2010.  The $264,000 is included within the $455,635 of debt satisfied described in Note 9.  The Company is committed to issue this lender 2,640,000 shares out of the 4,556,350 shares described in Note 9.

Non-binding Letter of Intent to Acquire 45% Membership Interest in United Spirits, LLC

On September 12, 2012, the Company announced the signing of a non-binding Letter of Intent (the “LOI”) to acquire 45% of the membership units of United Spirits, LLC (“Spirits”) owned by the Company’s Chief Executive Officer, Richard DeCicco.  Spirits is a two member Florida limited liability company which was formed on December 16, 2011.  Spirits is a startup company that has been financed by the other managing member who has contributed cash for his member’s capital account, plus loans to the new entity, while Mr. DeCicco has contributed rights to certain brands and limited operating assets to the new entity, which commenced operations on January 20, 2012.  The Operating Agreement of Spirits requires among other things that Spirits shall allocate losses pro rata to members accounts and thereafter with respect to the respective percentage interests; and then first allocate profits to members who have contributed capital contributions in cash, or made loans that are still outstanding to that member by Spirits, and thereafter in accordance with their percentage interests.

Spirits has had only nominal revenues and its only tangible asset consists of approximately $300,000 of branded inventory at cost.  It has incurred substantive losses from operations during the startup period for incurring expenses such as payroll (including the managing members), promotion, travel and entertainment and rent.

The exact nature of the acquisition is still being negotiated and the purchase price to be paid by the Company, which was not specified in the LOI, to Mr. DeCicco has not been agreed upon.  The Company intends for Spirits to assist the Company in sourcing new brands as they are acquired or developed internally.

As material terms have yet to be negotiated or agreed to, there is no assurance that the acquisition of membership units will close and, if it closes, that the terms will be favorable to the Company.

PART III

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to compensation paid by us to our executive officers and directors during the two most recent fiscal years.

								Non-	Nonqualified
Name								Equity	Deferred	All
and					Stock		Option	Incentive	Compensation	Other
Principal		Salary		Bonus	Awards		Awards	Plan	Earnings	Compensation	Total
Position	Year	(US$)		(US$)	(US$)		(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)		(d)	(e)		(f)	(g)	(h)	(i)	(j)
Richard DeCicco	2010	132,500	(1)	0	0		0	0	0	0	265,000
President, CEO	2009	265,000	(1)	0	1,597,236	(2)	0	0	0	0	1, 862,236

William Blacker	2010	75,000	(3)(6)	0	0		0	0	0	0	75,000
former CFO, SVP of	2009	150,000	(3)(5)	0	10,000	(4)	0	0	0	0	160,000
Finance
_______________________
1.
Pursuant to terms of the Employment Agreement dated January 23, 2008 between Richard DeCicco and the Company (“DeCicco Employment Agreement”), Mr. DeCicco was entitled to an annual salary of $265,000 for a period of five years commencing on January 1, 2008. As of December 31, 2010, Mr. DeCicco was not paid $528,000 of such salary.

2.
Represents shares issued to Mr. DeCicco pursuant to the Company’s reverse merger in June 2009, valued at $.10 per share. The shares had an estimated fair value of $1,597,236 on the date of the grant computed in accordance with FASB Topic 718.

3.
Pursuant to the terms of the Employment Agreement dated October 1, 2007, between William Blacker and the Company (“Blacker Employment Agreement”), Mr. Blacker was entitled to a salary of $150,000 for three years. On  September 15, 2010, Mr. Blacker resigned from the Company

4.
Represents shares issued to Mr. Blacker pursuant to the Company’s reverse merger in June 2009, valued at $.10 per share. The shares have an estimated fair value of $10,000 on the date of the grant computed in accordance with FASB Topic 718.

5.	Pursuant to Blacker Employment Agreement, Mr. Blacker was entitled to $150,000 as salary for 2009. As of the date hereof, $233,000 is still owing to Mr. Blacker.

6.	During the fiscal year ended December 31, 2010, Mr. Blacker was entitled to a salary of $75,000. As of the date hereof, the $233,000 is still owing to Mr. Blacker.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS								STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)		Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Richard DeCicco President, CEO	600,000	(1)	400,000	0	$0.10		06/30/2018	0	0	0	0

William Blacker CFO, SVP of Finance	300,000	(2)	0	0		(2)	04/1/11	0	0	0	0
________________
(1)  Pursuant to the DeCicco Employment Agreement, dated January 23, 2008, we granted to Mr. DeCicco 1,000,000 options to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of$0.010 per share, vesting at the rate of 200,000 stock options per year over the five year period commencing December 31, 2008 and are exercisable until June 30, 2018.  As of December 31, 2010, 400,000 of such stock options had vested. The options had an estimated fair value of $90,700 as of the date of the grant. Computed in accordance with FASB Topic 718.

(2)  Pursuant to the Blacker Employment Agreement, dated October 1, 2007, between our Company and William Blacker, our former Chief Financial Officer, we granted to Mr. Blacker options to purchase an aggregate of 300,000 shares of our common stock which vest as to (i) 100,000 shares at an exercise price of $0.05 per share on the execution of the Blacker Employment Agreement; (ii) 100,000 shares at an exercise price of $0.15 per share on October 1, 2008; and (iii) 100,000 shares at an exercise price of $0.75 per share on October 1, 2009.. The vested stock options are exercisable until April 1, 2011. As of December 31, 2010, 300,000 of such stock options had vested. The options had an estimated fair value of $16,850 as of the date of the grant computed in accordance with FASB Topic 718.
.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of October 24, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 54,361,412 shares of our common stock issued and outstanding as of October 24, 2012 (which excludes the potential conversion of $100,000 convertible promissory notes at a conversion price of $0.00001 per share or 10,000,000,000 shares and the potential conversion of the 916,603 shares of Series B Preferred Stock at a conversion price equal to the volume weighted average price per share (“VWAP”) for the 20 trading days immediately prior to the Conversion date, or approximately 37,800,000 shares as of October 19, 2012.) Unless otherwise indicated, the address of each person listed is c/o Iconic Brands, Inc., c/o David Lubin & Associates, PLLC, 10 Union Avenue, Lynbrook, NY.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Richard DeCicco, President, CEO and director	16,981,319	(1)(2)	31.2%

Directors and officers as a group (one person)	16,981,319	(1)	31.2%

(1)	Includes, options to purchase an aggregate of 1,000,000 shares of common stock, in accordance with the terms of the employment agreement between the Company and Mr. DeCicco.
(2)
Mr. DeCicco is the owner of one share of Series A Preferred Stock, which entitles him to two votes for every share of common stock deemed issued and outstanding. The Series A Preferred Stock has no conversion or dividend rights.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2009, we have engaged in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates of our directors, executive officers and 5% shareholders:

On September 12, 2012, the Company entered into the LOI to acquire 45% of the membership units of Spirits, which is owned by the Company’s Chief Executive Officer, Richard DeCicco.  The exact nature of the acquisition is still being negotiated and the purchase price to be paid by the Company, which was not specified in the LOI, to Mr. DeCicco has not been agreed upon.  The Company intends for Spirits to assist the Company in sourcing new brands as they are acquired or developed internally. As material terms have yet to be negotiated or agreed to, there is no assurance that the acquisition of membership units will close and, if it closes, that the terms will be favorable to the Company.

Mr. DeCicco, our sole officer and director, is the owner of one share of Series A Preferred Stock. Such share entitles Mr. DeCicco to voting power equal to two votes for every share of common stock deemed issued and outstanding.

Capstone Capital Group I, LLC, the purchaser of all the assets of Iconic Imports as a result of the $233,075.35 credit balance due to Capstone by the Company, is the holder of 916,603 shares of Series B Preferred Stock issued by the Company. These shares have a $1,833,206 liquidation preference over the other securities issued by the Company and are convertible at the lower of (1) $2 per share or (2) the volume weighted average price per share (“VWAP”) for the 20 trading days immediately prior to the Conversion Date. There are no separate voting rights granted to Capstone as a result of its ownership of the Series B Preferred.

Director Independence

Our sole director is not considered an independent director. As we are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$30,000	Michael T. Studer CPA P.C.
2009	$27,500	Michael T. Studer CPA P.C.

(3) Tax Fees

For the Company's fiscal years ended December 31, 2009 and 2010 we were billed fees of $2,500 for each year for tax preparation fees.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits No.	Descriptions

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICONIC BRANDS, INC.

Date: November 6, 2012	By:	/s/ Richard DeCicco
Richard DeCicco
President (Principal Executive, Financial and Accounting Officer)