Form 10-Q
period 2011-03-31
Iconic Brands, Inc.
filed 2013-01-23
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to___

Commission file number 000-53162

ICONIC BRANDS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	13-4362274
State of Incorporation	IRS Employment Authorization No.

c/o David Lubin & Associates, PLLC
10 Union Avenue
Suite 5
Lynbrook, New York 11563
(Address of principal executive offices) (Zip Code)

(516) 887-8200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,555,062 shares of common stock, $0.0001 par value, issued and outstanding as of January 23, 2013.

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets:
Cash	$-	$225
Prepaid expenses and other current assets	-	784

Total current assets	-	1,009

Total assets	$-	$1,009

Liabilities and Stockholders' Deficiency

Current liabilities:
Current portion of debt	$248,050	$223,250
Accounts payable	77,341	82,841
Accrued expenses and other current liabilities	25,325	18,704
Current liabilities of discontinued operations (see Note 8)	3,423,866	3,407,444

Total current liabilities	3,774,582	3,732,239
Long term liabilities
Long term debt	43,015	38,893

Long term debt of discontinued operations (see Note 8)	1,607,715	1,604,572

Series B preferred stock, $2.00 per share stated value; designated 1,000,000 shares,
issued and outstanding 916,603 and 916,603 shares, respectively	1,833,206	1,833,206
Total long term liabilities	3,483,936	3,476,671
Total liabilities	7,258,518	7,208,910

Stockholders' deficiency:
Preferred stock, $.00001 par value; authorized 100,000,000 shares:
Series A, designated 1 share, issued and outstanding 1 and 1 shares, respectively	1	1
Common stock, $.00001 par value; authorized 100,000,000 shares:
issued and committed to be issued and outstanding 54,361,412 and 52,519,307 shares, respectively	544	525
Additional paid-in capital	8,923,919	8,915,903
Accumulated deficit	(16,182,982)	(16,124,330)

Total stockholders' deficiency	(7,258,518)	(7,207,901)

Total liabilities and stockholders' deficiency	$-	$1,009

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Continuing operations:

Revenues	$-	$-

Expenses:
Professional fees	19,500	5,238
Other general and administrative expenses	8,844	1,692
Interest expense on Iconic Brands, Inc. debt	10,743	5,872

Total expenses	39,087	12,802

Loss from continuing operations	(39,087)	(12,802)

Loss from discontinued operations (see Note 8)	(19,565)	(750,618)

Net loss	(58,652)	(763,420)

Net loss per common share - basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.02)
Total	$(0.00)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	53,992,991	45,800,067

Iconic Brands, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Deficiency
Three Months Ended March 31, 2011
(Unaudited)

	Series A
	Preferred Stock,		Common Stock,		Additional
	$.00001 par		$.00001 par		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	1	$1	52,519,307	$525	$8,915,903	$(16,124,330)	$(7,207,901)

Partial conversion of 8% Promissory Note to common stock	-	-	1,842,105	19	3,481	-	3,500

Stock option expense	-	-	-	-	4,535	-	4,535

Net loss	-	-	-	-	-	(58,652)	(58,652)

Balance at March 31, 2011	1	$1	54,361,412	$544	$8,923,919	$(16,182,982)	$(7,258,518)

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(58,652)	$(763,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,042
Amortization of license agreement costs	-	7,438
Amortization of debt discounts charged to interest expense	7,265	127,756
Stock -based compensation	4,535	104,029
Changes in operating assets and liabilities:
Accounts receivable, net	-	90,422
Inventories	-	(32,349)
Prepaid expenses and other current assets	784	90,208
Accounts payable	(5,500)	(52,131)
Accrued expenses and other current liabilities	23,043	128,125
Net cash used in operating activities	(28,525)	(298,880)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increases in debt	28,300	434,705
Repayment of debt	-	(157,099)
Net cash provided by financing activities	28,300	277,606

Decrease in cash and cash equivalents	(225)	(21,274)

Cash and cash equivalents, beginning of period	225	23,889

Cash and cash equivalents, end of period	$-	$2,615

Supplemental disclosures of cash flow information:

Interest paid	$-	$15,669

Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants in connection with $220,000 promissory notes	$-	$78,930
Shares of common stock issued to noteholders in satisfaction of debt and accrued interest	$-	$76,273
Issuance of common stock and warrants in connection with License Agreement with Tony Siragusa	$-	$144,800

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

On August 20, 2010 (see Note 6), the Company and Seven Cellos LLC terminated the License Agreement relating to the distribution of an alcoholic beverage known as “Danny DeVito’s Premium Limoncello”.  In the year ended December 31, 2010, this brand accounted for approximately 96% of total sales.

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

On September 14, 2010 (see Note 6), the Second District Court of Suffolk County New York issued a Warrant of Eviction removing the Company from its Lindenhurst, New York office and the Company ceased its business operations.  Accordingly, the assets and liabilities and the revenues and expenses of Iconic Imports are being represented in the accompanying consolidated financial statements as discontinued operations (see Note 8).

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of March 31, 2011, the Company had negative working capital of $3,774,582 and a stockholders’ deficiency of $7,258,518.  Further, from inception to March 31, 2011, the Company incurred losses of $16,182,982.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by reorganizing and acquiring a new business.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b)  Interim Financial Statements

The unaudited financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the periods ended March 31, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Form 10-K/A filed November 6, 2012.

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

For the three months ended March 31, 2011 and 2010, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Three Months Ended March 31,
	2011	2010
7% convertible notes and accrued interest	624,476	594,384
6% convertible notes and accrued interest	3,172,600,000	-
12% convertible notes and accrued interest	7,805,500,000	-
10% convertible notes and accrued interest	218,194	203,234
8% convertible note and accrued interest	31,152,451	-
Series B preferred stock owned by Capstone Capital Group I, LLC	450,973,186	5,728,769
Stock Options	300,000	300,000
Warrants	19,522,184	14,965,834

Total	11,480,890,491	21,792,221

(d) Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

(e) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  DEBT

Debt relating to continuing operations:

Debt relating to Iconic Brands, Inc. consisted of the following at March 31, 2011 and December 31, 2010:

		2011	2010

Convertible promissory note, interest of 7%, due September 13, 2014, net of
unamortized discount of $56,985 and $61,107, respectively	(A)	$43,015	$38,893

Loans payable, interest at 0%, due on demand (see Note 9)		91,550	63,250

Convertible promissory note, interest at 6%, due June 30, 2010 (see Note 9)	(B)	30,000	30,000

Convertible promissory notes, interest at 12%, due June 30, 2010 (see Note 9)	(B)	70,000	70,000

Convertible promissory note, interest at 8% (default rate of 22%), due
February 7, 2011 (in default)	(A)	56,500	60,000

Total		291,065	262,143

Less current portion of debt		(248,050)	(223,250)

Long term debt		$43,015	$38,893

(A) The $100,000 face value of the 7% convertible note outstanding at March 31, 2011 is convertible into shares of the Company’s common stock at a price of $0.50 per share. The $56,500 face value of the 8% convertible note outstanding at March 31, 2011 is convertible into shares of the Company’s common stock at a variable conversion price equal to 60% of the Market Price, as defined.

(B) These promissory notes were issued to the same entity lender on April 15, 2010.  The notes provide that upon an event of default that is not cured within the allotted time, the holder shall have the option to convert the outstanding principal and interest into shares of common stock at a conversion price of $0.00001 per share.  The Company has defaulted on all three notes and has failed to cure the defaults within the time allotted specified in the note default provisions.

While the Company has not received any notice or indication from the lender of its intention to convert the $100,000 debt (or a portion thereof), if the lender does elect to convert the $100,000 of debt and related accrued interest at March 31, 2011 at the $0.00001 per share conversion rate it would require the Company to issue 10,978,100,000 common shares to this lender (or over 99% of the 11,032,461,412 shares of Company Common Stock outstanding after this lender’s conversion.  However, by virtue of his ownership of the 1 share of Series A Preferred Stock, Mr. DeCicco would retain voting control of the Company.

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

At March 31, 2011, the debt relating to Iconic Brands, Inc.  is due as follows:

Past due	$56,500
Year ending March 31, 2012	191,550
Year ending March 31, 2013	-
Year Ending March 31, 2014	-
Year Ending March 31, 2015	100,000

Total	348,050
Less debt discounts	(56,985)
Net	$291,065

Accrued interest payable on debt relating to Iconic Brands, Inc (included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets) consisted of:

	March 31, 2011	December 31, 2010

Convertible note, interest at 7%	$10,797	$9,071
Convertible note, interest at 6%	1,726	1,282
Convertible notes, interest at 12%	8,055	5,984
Convertible note, interest at 8% (default rate of 22%)	4,747	2,367

Total	$25,325	$18,704

Debt relating to discontinued operations:

Debt relating to the Company’s wholly-owned subsidiary Iconic Imports consisted of the following at March 31, 2011 and December 31, 2010:

		2011	2010

Promissory note, interest at 20%, due January 29, 2009 (in default)		$100,000	$100,000

Convertible promissory notes, interest at 10%, due October 25, 2007
to November 27, 2007 (in default)	(A)	75,000	75,000

Promissory notes, interest at 13%, due May 31, 2010 (in default)	(B)	220,000	220,000

Due Donald Chadwell (5% stockholder at March 31, 2011), interest at 0%,
no repayment terms		763,000	763,000

Due Richard DeCicco (officer, director and 30% stockholder at March 31,
2011) and affiliates, interest at 0%, no repayment terms		714,338	714,338

Convertible notes, interest at 7% (default rate of 14%), due August 27, 2012 to November 27, 2012, net of unamortized discounts of $19,623 and
$22,766, respectively	(A)	130,377	127,234

Total		2,002,715	1,999,572

Less current portion of debt		(395,000)	(395,000)

Long term debt		$1,607,715	$1,604,572

(A) $225,000 total face value of convertible notes outstanding at March 31, 2011 is convertible into shares of the Company’s common stock at a price of $0.50 per share.

(B) The 13% promissory notes specify that the loan proceeds were for the purpose of purchasing containers of Danny DeVito’s Premium Limoncello and that the holder will be repaid the principal from the receivables of the sales of the Danny DeVito Premium Limoncello product as they are collected by the Company.

At March 31, 2011 the debt relating to Iconic Imports, Inc. is due as follows:

Past due	$395,000
Year ending March 31, 2012	-
Year ending March 31, 2013	150,000
No repayment terms (due two significant stockholders)	1,477,338

Total	2,022,338
Less debt discounts	(19,623)
Net	$2,002,715

Accrued interest payable on debt relating to Iconic Imports, Inc (included in current liabilities of discontinued operations  in the accompanying consolidated balance sheets) consisted of:

	March 31, 2011	December 31, 2010

Convertible note, interest at 7%	$51,441	$48,852
Promissory note, interest at 20%	34,959	30,027
Promissory notes, interest at 13%	37,510	30,458
Convertible promissory notes, interest at 10%	34,096	32,247

Total	$158,006	$141,584

4. STOCKHOLDERS’ EQUITY

On June 10, 2009, pursuant to the terms of the Merger Agreement, the Company issued to the designees of Harbrew New York 27,352,301 shares of Common Stock at the Closing.  Of this amount:

1)	24,909 shares were issued to Harbrew Florida stockholders,
2)
 19,634,112 shares valued at $1,963,411 were issued to Company management and employees for services, including 15,972,359 shares to the Company’s Chief Executive Officer, 100,000 shares to the Company’s then  Chief Financial Officer, and 2,586,753 shares to Donald Chadwell,

3)	2,086,973 shares valued at $208,697 were issued to Danny DeVito and affiliates for services,
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

On February 8, 2010, the Company issued 250,000 shares of common stock and 1,000,000 warrants to Tony Siragusa pursuant to the License Agreement described in Note 6.

On February 24, 2010, the Company issued 300,000 shares of common stock to CorProminence pursuant to a 45 day consulting agreement dated January 4, 2010.  The $69,000 fair value of the common stock at date of issuance was expensed in full in the three months ended March 31, 2010.

On March 16, 2010, the Company issued 2,000,000 shares of common stock and 2,000,000 five year warrants exercisable at $0.25 per share to Cresta Capital Strategies pursuant to a one year extension of a consulting agreement.  The fair value of the common stock ($350,000) and warrants ($246,000) at date of issuance was initially capitalized as a prepaid expense and fully expensed during the year ended December 31, 2010.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 2.37%, volatility of 100%, and term of five years.

On April 19, 2010, the Company satisfied debt totaling $455,635 through its commitment to issue to the respective 5 creditors a total of 4,556,350 shares of its common stock and 4,556,350 three year warrants exercisable at $0.20 per share. The Company expects to issue these shares and warrants in the near future.

On April 19, 2010, the Company agreed to issue to a note holder 250,000 shares of its common stock in consideration of the note holder’s extension of the due date (from March 31, 2010 to May 31, 2010) of a $110,000 promissory note. The $21,400 fair value of the common stock at date of commitment was expensed in the three months ended June 30, 2010 and included in interest expense. The Company expects to issue these shares in the near future.

On January 18, 2011, the Company issued 1,842,105 shares of Iconic common stock to Asher Enterprises, Inc. (“Asher”) pursuant to Asher’s Notice of Conversion to convert $3,500 debt at a price of $0.0019 per share, resulting in the reduction of debt due to Asher from $60,000 to $56,500.

5. INCOME TAXES

No provision for income taxes was recorded in the three months ended March 31, 2011 and 2010 since the Company incurred net losses in these periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of March 31, 2011 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the consolidated financial statements at March 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

6. COMMITMENTS AND CONTINGENCIES

Lease – Company Evicted from Facility

The Company occupied its facilities in Freeport, New York up until March 2009 under a month to month agreement at a monthly rent of $14,350.  In March 2009, the Company moved its facilities to Lindenhurst, New York pursuant to a three year lease agreement providing for annual rentals ranging from $85,100 to $90,283.  Provided certain conditions were met, the Company had an option to renew the lease for an additional two years at annual rentals ranging from $92,991 to $95,781. On September 14, 2010, the Second District Court of Suffolk County issued a Warrant of Eviction removing the Company from its facilities.  At March 31, 2011 and December 31, 2010, accounts payable of Iconic Imports, Inc. (discontinued operations) includes $22,913 of unpaid rent due to the former Lindenhurst landlord and $450,021 of unpaid rent and penalties due the Freeport landlord.

For the three months ended March 31, 2011 and 2010, rent expense was $0 and $23,363, respectively.

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

Godfather Brand

On June 12, 2009, Iconic Imports, Inc., the wholly-owned subsidiary of the Company, entered into a merchandising license agreement (the “License Agreement”) with Paramount Licensing Inc. (“PLI”) granting Iconic Imports the non-exclusive right to use the title of the theatrical motion picture “The Godfather” in connection with the development, importation, marketing, and distribution of an Italian organic vodka and Scotch whiskey throughout the United States. Under the terms of the License Agreement, which had a term of 5 years ending on June 30, 2014 and could have been extended to June 30, 2019 upon certain conditions unless it was sooner terminated, the Company agreed to pay PLI a royalty fee of five percent (5%) and guaranteed a total of $400,000 in royalties due as follows; (1) $60,000 as an advance payment due upon signing of the License Agreement, (2) $100,000 due on or before November 1, 2010, (3) $100,000 due on or before November 1, 2011, and (4) $140,000 due on or before November 1, 2012. In addition, PLI was granted warrants to purchase shares of the Company’s common stock in substantially the same form as other warrants previously issued, which is (a) a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share; and (b) a five-year warrant to purchase 1,333,334 shares of our common stock at an exercise price of $1.50 per share. On August 12, 2009, the Company paid $60,000 to PLI as the advance royalty due under the License Agreement. The License Agreement became effective on this date as the advance payment was a condition precedent to the effectiveness of the License Agreement.

The Company never commenced sales of the product named “The Godfather”.  The second royalty payment of $100,000 due on November 1, 2010 was not paid.  On February 23, 2011, PLI terminated the License Agreement due to nonpayment.

Tony Siragusa Brand

On January 15, 2010, we entered into an exclusive License Agreement with Tony Siragusa, pursuant to which we were granted a limited license to certain rights in and to Tony Siragusa’s name, likeness and biography for use by us in connection with Tony Siragusa’s YO Vodka.  The term of the agreement was four (4) years.  In consideration for the license, we agreed to distribute net profits of the venture as follows: 42.5% to the Company, 42.5% to the licensor, 10% to William Morris Endeavor Entertainment, LLC and 5% to Brian Hughes.  In addition, we issued 250,000 shares of the Company’s common stock, 5 year warrants to purchase 500,000 shares of our Common Stock at a price of $1.00 per share, and 5 year warrants to purchase 500,000 shares of our Common Stock at a price of $1.50 per share.  Tony Siragusa agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12 months period, the duration of each would not exceed six days.  On September 28, 2010 (see Note 1), Capstone acquired the License Agreement rights.

For the periods presented, the Company calculated agreement defined net profits from the brand to be negative and thus did not pay or accrue any royalty expense under the License Agreement. The product was never introduced to the market.

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

Chief Executive Officer Employment Agreement

On January 23, 2008, the Company entered into an employment agreement with its chief executive officer Richard DeCicco.  The agreement provided for a term of 5 years, commencing on January 1, 2008.  The term could be extended by a written agreement of the parties.  The agreement provided for annual compensation ranging from $265,000 to $350,000.  In addition, if the Company enters into an agreement and further sold any brand in the Company’s portfolio, Mr. DeCicco would receive 5% of such sale.  Mr. DeCicco was also entitled to incentive bonus compensation, stock and/or options in accordance with Company policies established by the Board of Directors.  The agreement provided for the grant of a non-qualified ten year option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price which shall represent a discount to the market price. Mr. DeCicco had the right to terminate the agreement upon 60 days notice to the Company for any reason.  Pursuant to the terms of the agreement, if Mr. DeCicco was absent from work because of illness or incapacity cumulatively for more than 2 months in addition to vacation time in any calendar year, the Company could terminate the agreement upon 30 days written notice.  The agreement also provided that the agreement could be terminated upon 90 days notice to Mr. DeCicco if: (A) there was a sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (B) there was a sale, exchange or disposition of 50% of the outstanding shares of the Company’s outstanding stock; (C) the Company terminated its business or liquidated its assets; or (D) there was a merger or consolidation of the Company in which the Company’s shareholders received less than 50% of the outstanding voting shares of the new or continuing corporation. Mr.  DeCicco was entitled to severance pay in the amount of 2 years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances.

At March 31, 2011 and December 31, 2010, accrued expenses and other current liabilities of Iconic Imports, Inc. (discontinued operations) includes approximately $528,000 in unpaid compensation due the Chief Executive Officer.  For the three months ended March 31, 2011 and 2010, selling, general and administrative expenses of Iconic Imports, Inc. (discontinued operations) includes approximately $0 and $66,250 in compensation for the Chief Executive Officer.

Former Chief Financial Officer Employment Agreement

On October 1, 2007, the Company entered into an employment agreement with its then chief financial officer William Blacker.  The agreement provided for a term of 3 years, commencing on October 1, 2007.  The term could be extended by a written agreement of the parties.  The Company agreed to issue options to purchase shares of its common stock to Mr. Blacker if and when the common stock becomes publicly traded, as follows: (A) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (B) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (C) on October 1, 2009, 100,000 options at an exercise price of $0.75 per share.  Pursuant to the terms of the agreement, Mr. Blacker was to receive an annual salary of $150,000.  Mr. Blacker had the right to terminate the agreement upon 60 days notice to the Company for any reason.  The agreement further provided that if the agreement is terminated for any reason other than willful malfeasance by Mr. Blacker, Mr. Blacker was entitled to receive severance pay in the amount of 6 months or the balance of the agreement’s term of existence, whichever was greater, and was to receive all benefits under the agreement. Mr. Blacker resigned September 15, 2010.

The $16,850 estimated fair value of the 300,000 options (using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, 4% risk free interest rate, 100% volatility, and term of 3.5 years) was amortized over the 3 year term of the employment agreement.

At March 31, 2011 and December 31, 2010, accrued expenses and other current liabilities of Iconic Imports, Inc. (discontinued operations) includes approximately $233,000 in unpaid compensation due the Chief Financial Officer.  For the three months ended March 31, 2011 and 2010, selling, general and administrative expenses of Iconic Imports, Inc. (discontinued operations) includes approximately $0 and $37,500 in compensation for the former Chief Financial Officer.

Litigation

The Company is party to a variety of legal proceedings brought by suppliers and creditors.  We accrue for these items as losses become probable and can be reasonably estimated.  Most of the amounts sought have already been provided for through previous charges to operations and are included in Company liabilities at March 31, 2011 and December 31, 2010.  While the results of these legal proceedings, which principally involve debt and lease default obligations and vendor disputes, cannot be predicted with certainty, management believes that the final outcome of these proceedings will have a material adverse effect on the Company’s future consolidated results of operations and financial position.

7.  STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the three months ended March 31, 2011 follows:

	Stock
	Options	Warrants

Outstanding at December 31, 2010	1,300,000	20,722,184

Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	(1,400,000)

Outstanding at March 31, 2011	1,300,000	19,322,184

Stock options outstanding at March 31, 2011 consist of:

Date	Number	Number	Exercise		Expiration
Granted	Outstanding	Exercisable	Price		Date

October 1, 2007	100,000	100,000	$0.05		April 1, 2011
October 1, 2007	100,000	100,000	$0.15		April 1, 2011
October 1, 2007	100,000	100,000	$0.75		April 1, 2011
January 1, 2008	1,000,000	-	$0.10	(a)	June 30, 2013

Total	1,300,000	300,000

(a) Estimated since exercise price is to be determined based on future stock price.

As of March 31, 2011, there was $31,747 of total unrecognized compensation cost relating to the 1,000,000 unexpired stock options granted to the Company’s Chief Executive Officer Richard DeCicco pursuant to the employment agreement described in Note 6.  That cost is expected to be recognized $13,605 in 2011 and $18,142 in 2012.

The aggregate intrinsic value of the 1,300,000 fully vested stock options at March 31, 2011 is $0.

Warrants outstanding at March 31, 2011 consist of:

Date		Number	Number	Exercise	Expiration
Issued		Outstanding	Exercisable	Price	Date
July 2, 2007		500,000	500,000	$1.00	July 2, 2012
July 2, 2007		500,000	500,000	$1.50	July 2, 2012
August 27,2007		550,000	550,000	$1.00	August 27,2012
August 27,2007		550,000	550,000	$1.50	August 27,2012
November 8 2007		811,250	811,250	$1.00	November 8 2012
November 8 2007		811,250	811,250	$1.50	November 8 2012
March 5, 2008		192,500	192,500	$1.00	March 5, 2013
March 5, 2008		192,500	192,500	$1.50	March 5, 2013
June 10, 2008		27,500	27,500	$1.00	June 10, 2013
June 10, 2008		27,500	27,500	$1.50	June 10, 2013
June 10, 2008		25,000	25,000	$1.00	December 10, 2013
June 10, 2008		25,000	25,000	$1.50	December 10, 2013
June 11, 2008		30,000	30,000	$1.00	December 10, 2013
June 11, 2008		30,000	30,000	$1.50	December 10, 2013
July 2, 2008		110,000	110,000	$1.00	January 2, 2014
July 2, 2008		110,000	110,000	$1.50	January 2, 2014
July 23, 2008		50,000	50,000	$1.00	January 23, 2014
July 23, 2008		50,000	50,000	$1.50	January 23, 2014
August 11, 2008		1,000,000	1,000,000	$1.00	August 11, 2013
June 10, 2009		1,000,000	1,000,000	$0.50	June 10, 2012
July 23, 2009		20,000	20,000	$1.00	July 23, 2012
July 23, 2009		20,000	20,000	$1.50	July 23, 2012
August 12, 2009	(A)	400,000	400,000	$1.00	August 12, 2014
August 12, 2009	(A)	533,334	533,334	$1.50	August 12, 2014
August 19, 2009		1,000,000	1,000,000	$0.01	August 19, 2014
August 19, 2009		1,000,000	1,000,000	$1.00	August 19, 2014
September 14, 2009		200,000	200,000	$1.00	September 14. 2014
September 14, 2009		200,000	200,000	$1.50	September 14. 2014
September 16,2009		200,000	200,000	$1.00	July 2, 2012
September 16,2009		200,000	200,000	$1.50	July 2, 2012
January 6, 2010		100,000	100,000	$0.22	January 4, 2015
January 13, 2009		100,000	100,000	$0.23	January 13, 2015
February 8, 2010		500,000	500,000	$1.00	February 8, 2015
February 8, 2010		500,000	500,000	$1.50	February 8, 2015
March 16,2010		2,000,000	2,000,000	$0.25	March 16,2015
April 15, 2010		1,200,000	1,200,000	$0.20	April 15, 2013
April 19, 2010		4,556,350	4,556,350	$0.20	April 14, 2013

Total		19,322,184	19,322,184

(A) These warrants were granted to Paramount Licensing Inc. in connection with a license agreement which was terminated on February 23, 2011 (see Note 6).  933,334 (40%) of the 2,333,334 warrants vested on August 12, 2009 and August 12, 2010.  The remaining 1,400,000 (60%) of the 2,333,334 warrants will now never vest and were forfeited on February 23, 2011.

8.  DISCONTINUED OPERATIONS

On September 14, 2010 (see Note 1), the Company ceased operations of the Company’s wholly owned subsidiary Iconic Imports.  Accordingly, the assets and liabilities and operations of Iconic Imports, Inc. have been presented as discontinued operations in the accompanying consolidated financial statements for the periods presented.

For the three months ended March 31, 2011 and 2010, loss from discontinued operations consisted of:

	2011	2010
Sales	$-	$266,347

Cost of goods sold	-	162,163

Gross profit	-	104,184

Selling, general and administrative expenses	-	731,168

Operating income	-	(626,984)

Interest expense	19,565	123,634

Loss before income tax provision	(19,565)	(750,618)

Income tax provision	-	-

Loss from discontinued operations	$(19,565)	$(750,618)

The assets and liabilities of Iconic Imports at March 31, 2011 and December 31, 2010 consisted of:

	2011	2010
Assets
Current assets	$-	$-

Total assets	-	-

Liabilities
Current portion of debt	$395,000	$395,000
Accounts payable	1,219,768	1,219,768
Accrued interest payable	158,006	141,584
Other accrued expenses and other current liabilities	1,651,092	1,651,092
Current liabilities	3,423,866	3,407,444
Long – term debt	1,607,715	1,604,572
Total liabilities	5,031,581	5,012,016

Net liabilities	$(5,031,581)	$(5,012,016)

9.  SUBSEQUENT EVENTS

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

Legal, Audit, and Consulting Fees Paid on Behalf of the Company Advanced by Two Noteholders

During the nine months ended December 31, 2011 and the nine months ended September 30, 2012, two entity lenders (one holding $80,880 of the 0% loans payable aggregating $91,550 and one holding $10,000 of the 0% loans payable aggregating $91,550, the $30,000 6% convertible promissory note and the $70,000 12% convertible promissory notes at March 31, 2011 described in Note 3) paid legal, audit, and consulting fees on behalf of the Company as follows:

	Nine Months Ended December 31, 2011	Nine Months Ended September 30, 2012	Total
Legal fees	$12,500	$2,000	$14,500
Audit fees	7,500	2,500	10,000
Consulting fees	750	1,738	2,488
Company’s stock transfer agent	-	9,563	9,563

Total	$20,750	$15,801	$36,551

The amounts advanced bear no interest and are due on demand, but are not evidenced by a promissory note.

On April 19, 2010, the Company satisfied $264,000 of debt due to the lender holding $80,880 of debt at March 31, 2011.  The $264,000 is included within the $455,635 of debt satisfied described in Note 4.  The Company is committed to issue this lender 2,640,000 shares out of the 4,556,350 shares described in Note 4.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Iconic Brands,” “Company,” “we,” “our” or “us” refer to Iconic Brands, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion and analysis and results of operations should be read in conjunction with our unaudited financial statements and accompanying notes and the other financial information which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on November 6, 2012. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Business Overview

Iconic Brands, Inc., formerly Paw Spa, Inc., was incorporated in the State of Nevada on October 21, 2005.  Our plan was to provide mobile grooming and spa services for cats and dogs.  Our services were going to include bathing, hair cutting and styling, brushing/combing, flea and tick treatments, nail maintenance and beautification, ear cleaning, teeth cleaning, hot oil treatments, and massage.  We did not have any business operations and failed to generate any revenues.  We abandoned this business, as we lacked sufficient capital resources.  On June 10, 2009, the Company acquired Harbrew Imports, Ltd. (“Harbrew New York”), a New York corporation incorporated on September 8, 1999 which was a wholly owned subsidiary of Harbrew Imports, Ltd. Corp. (“Harbrew Florida”), a Florida corporation incorporated on January 4, 2007.  On the Closing Date, pursuant to the terms of the Merger Agreement, the Company issued to the designees of Harbrew New York 27,352,301 shares of our Common Stock at the Closing, or approximately 64% of the 42,510,301 shares outstanding subsequent to the merger.  After the merger, Harbrew New York continued as the surviving company under the laws of the state of New York and became the wholly owned subsidiary of the Company.

In anticipation of the merger between Iconic Brands, Inc. and Harbrew New York, on May 1, 2009 the Board of Directors and a majority of shareholders of Harbrew New York approved the amendment of its Articles of Incorporation changing its name to Iconic Imports, Inc. (“Iconic Imports”).  On June 22, 2009, this action was filed with the New York State Department of State.

Prior to the merger on June 10, 2009, Iconic Brands had no assets, liabilities, or business operations.  Accordingly, the merger has been treated for accounting purposes as a recapitalization by the accounting acquirer Harbrew New York/Iconic Imports and the financial statements reflect the assets, liabilities, and operations of Harbrew New York/Iconic Imports from its inception on September 8, 1999 to June 10, 2009 and are combined with Iconic Brands thereafter.  As noted above, Iconic Brands and its wholly-owned subsidiary Harbrew New York/Iconic Imports are hereafter referred to as the “Company”.

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

On August 20, 2010 , the Company and Seven Cellos LLC terminated the License Agreement relating to the distribution of an alcoholic beverage known as “Danny DeVito’s Premium Limoncello”.  In the year ended December 31, 2010, this brand accounted for approximately 96% of total sales.

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

On September 14, 2010, the Second District Court of Suffolk County New York issued a Warrant of Eviction removing the Company from its Lindenhurst, New York office and the Company ceased its business operations.  Accordingly, the assets and liabilities and the revenues and expenses of Iconic Imports are being represented in the accompanying consolidated financial statements as discontinued operations.

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

Under SEC Rule 12b-2 under the Securities Act, we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into the Company or to acquire assets so that we will no longer be qualified as a shell company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company rather than to merge. No assurances can be given that we will be successful in identifying or negotiating with any target company. We seek to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

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

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2011:

Revenues

The Company did not generate any revenues for the three months ended March 31, 2010 or for the three months ended March 31, 2011.

Total Operating Expenses

During the three months ended March 31, 2011, total operating expenses were $39,087, which included $19,500 in professional fees, $8,844 for general and administrative expenses and $10,743 in interest expenses for Company’s debt, compared to total operating expenses of $12,802 for the three months ended March 31, 2010, which expenses included $5,238 in professional fees, $1,692 for general and administrative expenses and $5,872 in interest expenses for Company’s debt.

Net loss

For the three months ended March 31, 2011, net loss was $58,652 compared with net loss for the three months ended March 31 30, 2011 of $763,420, which represents an decrease of $704,768, or approximately 92%..

Liquidity and Capital Resources

As of March 31, 2011 we had no cash or cash equivalents. On March 31, 2011, our total current liabilities were $3,774,582. We had a stockholders’ deficiency of $7,258,518 as of March 31, 2011.

On January 18, 2011, the Company issued 1,842,105 shares of Iconic common stock to Asher Enterprises, Inc. (“Asher”) pursuant to Asher’s Notice of Conversion to convert $3,500 debt at a price of $0.0019 per share, resulting in the reduction of debt due to Asher from $60,000 to $56,500.

We currently have no other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

As of March 31, 2011, the Company had negative working capital of $3,774,582 and a stockholders’ deficiency of $7,258,518.  Further, from inception to March 31, 2011, the Company incurred losses of $16,182,982.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by reorganizing and acquiring a new business. However, there is no assurance that the Company will be successful in accomplishing this objective.

Critical Accounting Estimates and Recently Issued Accounting Standards

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to select and apply accounting policies that best provide the framework to report the results of operations and financial position. The selection and application of those policies requires management to make difficult, subjective and/or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive and Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, the end of the period covered by this report and have concluded that our disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2011, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See the litigation matters listed in the Company's Form 10-K/A filed with the Securities and Exchange Commission on November 6, 2012 for a list of all the legal proceedings involving the Company.  The ultimate resolution of these matters will have a material adverse effect on the financial condition and operations of the Company.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Richard DeCicco, President, Principal Executive, Financial and Accounting Officer

32.1	Section 1350 Certifications of Richard DeCicco, President, Principal Executive, Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICONIC BRANDS, INC.

Dated: January 23, 2013	By:	/s/ Richard DeCicco
	Name:	Richard DeCicco
	Title:	President (Principal Executive, Financial and Accounting Officer)