Form 10-Q
period 2011-06-30
Iconic Brands, Inc.
filed 2013-01-23
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,555,062 shares of common stock, $0.0001 par value, issued and outstanding as of January 23, 2013

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$225
Current assets of discontinued operations (see Note 8)	-	784

Total current assets	-	1,009

Total assets	$-	$1,009

Liabilities and Stockholders' Deficiency

Current liabilities:
Current portion of debt	$263,800	$223,250
Accounts payable	69,841	82,841
Accrued interest on Iconic Brands, Inc. debt	30,740	18,704
Current liabilities of discontinued operations (see Note 8)	3,440,469	3,407,444
Long term liabilities
Total current liabilities	3,804,850	3,732,239

Long term debt	47,137	38,893

Long term debt of discontinued operations (see Note 8)	1,610,858	1,604,572

Series B preferred stock, $2.00 per share stated value; designated 1,000,000 shares,
issued and outstanding, 916,603 and 916,603 shares, respectively	1,833,206	1,833,206
Total long term liabilities	3,491,201	3,476,671
Total liabilities	7,296,051	7,208,910

Stockholders' deficiency:
Preferred stock, $.00001 par value; authorized 100,000,000 shares,
Series A, designated 1 share, issued and outstanding 1 and 1 shares, respectively	1	1
Common stock, $.00001 par value; authorized 100,000,000 shares,
issued and committed to be issued and outstanding 54,361,412 and 52,519,307 shares, respectively	544	525
Additional paid-in capital	8,928,454	8,915,903
Accumulated deficit	(16,225,050)	(16,124,330)

Total stockholders' deficiency	(7,296,051)	(7,207,901)

Total liabilities and stockholders' deficiency	$-	$1,009

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Continuing operations:

Sales	$-	$-	$-	$-

Expenses:
Professional fees	27,750	44,598	8,250	30,000
Other general and administrative expenses	13,379	2,401	4,535	709
Interest expense on Iconic Brands, Inc. debt	20,280	14,644	9,537	8,772

Total expenses	61,409	61,643	22,322	39,481

Loss from continuing operations	(61,409)	(61,643)	(22,322)	(39,481)

Loss from discontinued operations (see Note 8)	(39,311)	(1,358,297)	(19,746)	(617,039)

Net loss	(100,720)	(1,419,940)	(42,068)	(656,520)

Net loss per common share - basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.03)	$(0.00)	$(0.01)
Total	$(0.00)	$(0.03)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	54,188,397	48,684,334	54,361,412	51,568,601

Iconic Brands, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Deficiency
Six Months Ended June 30, 2011
(Unaudited)

	Series A
	Preferred Stock,		Common Stock,		Additional
	$.00001 par		$.00001 par		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	1	$1	52,519,307	$525	$8,915,903	$(16,124,330)	$(7,207,901)

Partial conversion of 8% Promissory Note to common stock January 18, 2011	-	-	1,842,105	19	3,481	-	3,500

Stock option expense	-	-	-	-	9,070	-	9,070

Net loss	-	-	-	-	-	(100,720)	(100,720)

Balance at June 30, 2011	1	$1	54,361,412	$544	$8,928,454	$(16,225,050)	$(7,296,051)

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(100,720)	$(1,419,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	2,129
Amortization of license agreement costs	-	16,488
Amortization of debt discounts charged to interest expense	14,530	178,673
Stock -based compensation	9,070	263,565
Changes in operating assets and liabilities:
Accounts receivable, net	-	146,338
Inventories	-	(25,590)
Prepaid expenses and other current assets	784	85,208
Restricted cash and cash equivalents	-	25,000
Accounts payable	(13,000)	40,446
Accrued expenses and other current liabilities	45,061	334,433
Net cash provided by (used in) operating activities	(44,275)	(353,250)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increases in debt	44,050	529,705
Repayment of debt	-	(199,061)
Net cash provided by (used in) financing activities	44,050	330,644

Increase (decrease) in cash and cash equivalents	(225)	(22,606)
Cash and cash equivalents, beginning of period	225	23,889
Cash and cash equivalents, end of period	$-	$1,283

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants in connection with $220,000 promissory notes	$-	$78,930
Shares of common stock issued to noteholders in satisfaction of debt and accrued interest	$3,500	$531,908
Issuance of common stock and warrants in connection with License Agreement with Tony Siragusa	$-	$144,800

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of June 30, 2011, the Company had negative working capital of $3,804,850 and a stockholders’ deficiency of $7,296,051.  Further, from inception to June 30, 2011, the Company incurred losses of $16,225,050.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by reorganizing and acquiring a new business.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b)  Interim Financial Statements

The unaudited financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the periods ended June 30, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

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

For the six months ended June 30, 2011 and 2010, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Six Months Ended June 30,
	2011	2010
7% convertible notes and accrued interest	633,202	598,296
6% convertible notes and accrued interest	3,217,500,000	-
12% convertible notes and accrued interest	8,014,800,000	-
10% convertible notes and accrued interest	221,934	206,972
8% convertible note and accrued interest	44,561,333	605,790
Series B preferred stock owned by Capstone Capital Group I, LLC	529,063,781	83,327,545
Stock Options	-	300,000
Warrants	19,522,184	19,522,184

Total	11,826,302,434	104,560,787

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

3.  DEBT

Debt relating to continuing operations:

Debt relating to Iconic Brands, Inc. consisted of the following at June 30, 2011 and December 31, 2010:

		2011	2010

Convertible promissory note, interest of 7%, due September 13, 2014, net of
unamortized discount of $52,863 and $61,107, respectively	(A)	$47,137	$38,893

Loans payable, interest at 0%, due on demand (see Note 9)		107,300	63,250

Convertible promissory note, interest at 6%, due June 30, 2010 (see Note 9)	(B)	30,000	30,000

Convertible promissory notes, interest at 12%, due June 30, 2010 (see Note 9)	(B)	70,000	70,000

Convertible promissory note, interest at 8% (default rate of 22%), due February 7, 2011 (in default)	(A)	56,500	60,000

Total		310,937	262,143

Less current portion of debt		(263,800)	(223,250)

Long term debt		$47,137	$38,893

(A) The $100,000 face value of the 7% convertible note outstanding at June 30, 2011 is convertible into shares of the Company’s common stock at a price of $0.50 per share. The $56,500 face value of the 8% convertible note outstanding at June 30, 2011 is convertible into shares of the Company’s common stock at a variable conversion price equal to 60% of the Market Price, as defined.

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

While the Company has not received any notice or indication from the lender of its intention to convert the $100,000 debt (or a portion thereof), if the lender does elect to convert the $100,000 of debt and related accrued interest at June 30, 2011 at the $0.00001 per share conversion rate it would require the Company to issue 11,232,300,000 common shares to this lender (or over 99% of the 11,286,661,412 shares of Company Common Stock outstanding after this lender’s conversion.  However, by virtue of his ownership of the 1 share of Series A Preferred Stock, Mr. DeCicco would retain voting control of the Company.

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

At June 30, 2011, the debt relating to Iconic Brands, Inc.  is due as follows:

Past due	$156,500
Year ending June 30, 2012	107,300
Year ending June 30, 2013	-
Year Ending June 30, 2014	-
Year Ending June 30, 2015	100,000

Total	363,800
Less debt discounts	(52,863)
Net	$310,937

Accrued interest payable on debt relating to Iconic Brands, Inc. consisted of:

	June 30, 2011	December 31, 2010

Convertible note, interest at 7%	$12,542	$9,071
Convertible note, interest at 6%	2,175	1,282
Convertible notes, interest at 12%	10,149	5,984
Convertible note, interest at 8% (default rate of 22%)	5,874	2,367

Total	$30,740	$18,704

Debt relating to discontinued operations:

Debt relating to the Company’s wholly-owned subsidiary Iconic Imports consisted of the following at June 30, 2011 and December 31, 2010:

		2011	2010

Promissory note, interest at 20%, due January 29, 2009 (in default)		$100,000	$100,000

Convertible promissory notes, interest at 10%, due October 25, 2007 to November 27, 2007 (in default)	(A)	75,000	75,000

Promissory notes, interest at 13%, due May 31, 2010 (in default)	(B)	220,000	220,000

Due Donald Chadwell (5% stockholder at June 30, 2011), interest at 0%, no repayment terms		763,000	763,000

Due Richard DeCicco (officer, director and 30% stockholder at June 30, 2011) and affiliates, interest at 0%, no repayment terms		714,338	714,338

Convertible notes, interest at 7% (default rate of 14%), due August 27, 2012 to November 27, 2012, net of unamortized discounts of $16,480 and $22,766, respectively	(A)	133,520	127,234

Total		2,005,858	1,999,572

Less current portion of debt		(395,000)	(395,000)

Long term debt		$1,610,858	$1,604,572

(A) $225,000 total face value of convertible notes outstanding at June 30, 2011 is convertible into shares of the Company’s common stock at a price of $0.50 per share.

(B) The 13% promissory notes specify that the loan proceeds were for the purpose of purchasing containers of Danny DeVito’s Premium Limoncello and that the holder will be repaid the principal from the receivables of the sales of the Danny DeVito Premium Limoncello product as they are collected by the Company.

At June 30, 2011 the debt relating to Iconic Imports, Inc. is due as follows:

Past due	$395,000
Year ending June 30, 2012	-
Year ending June 30, 2013	150,000
No repayment terms (due two significant stockholders)	1,477,338

Total	2,022,338
Less debt discounts	(16,480)
Net	$2,005,858

Accrued interest payable on debt relating to Iconic Imports, Inc (included in current liabilities of discontinued operations in the accompanying consolidated balance sheets) consisted of:

	June 30, 2011	December 31, 2010

Convertible note, interest at 7%	$54,059	$48,852
Promissory note, interest at 20%	39,944	30,027
Promissory notes, interest at 13%	44,640	30,458
Convertible promissory notes, interest at 10%	35,966	32,247

Total	$174,609	$141,584

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

5. INCOME TAXES

No provision for income taxes was recorded in the six months ended June 30, 2011 and 2010 since the Company incurred net losses in these periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of June 30, 2011 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the consolidated financial statements at June 30, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

6. COMMITMENTS AND CONTINGENCIES

Lease – Company Evicted from Facility

The Company occupied its facilities in Freeport, New York up until March 2009 under a month to month agreement at a monthly rent of $14,350.  In March 2009, the Company moved its facilities to Lindenhurst, New York pursuant to a three year lease agreement providing for annual rentals ranging from $85,100 to $90,283.  Provided certain conditions were met, the Company had an option to renew the lease for an additional two years at annual rentals ranging from $92,991 to $95,781. On September 14, 2010, the Second District Court of Suffolk County issued a Warrant of Eviction removing the Company from its facilities.  At June 30, 2011 and December 31, 2010, accounts payable of Iconic Imports, Inc. (discontinued operations) includes $22,913 of unpaid rent due to the former Lindenhurst landlord and $450,021 of unpaid rent and penalties due the Freeport landlord.

For the six months ended June 30, 2011 and 2010, rent expense was $0 and $46,726, respectively.

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

At June 30, 2011 and December 31, 2010, accrued expenses and other current liabilities of Iconic Imports, Inc. (discontinued operations) includes approximately $528,000 in unpaid compensation due the Chief Executive Officer.  For the six months ended June 30, 2011 and 2010, selling, general and administrative expenses of Iconic Imports, Inc. (discontinued operations) includes approximately $0 and $132,500 in compensation for the Chief Executive Officer.

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

At June 30, 2011 and December 31, 2010, accrued expenses and other current liabilities of Iconic Imports, Inc. (discontinued operations) includes approximately $233,000 in unpaid compensation due the Chief Financial Officer.  For the six months ended June 30, 2011 and 2010, selling, general and administrative expenses of Iconic Imports, Inc. (discontinued operations) includes approximately $0 and $75,000 in compensation for the former Chief Financial Officer.

Litigation

The Company is party to a variety of legal proceedings brought by suppliers and creditors.  We accrue for these items as losses become probable and can be reasonably estimated.  Most of the amounts sought have already been provided for through previous charges to operations and are included in Company liabilities at June 30, 2011 and December 31, 2010.  While the results of these legal proceedings, which principally involve debt and lease default obligations and vendor disputes, cannot be predicted with certainty, management believes that the final outcome of these proceedings will have a material adverse effect on the Company’s future consolidated results of operations and financial position.

7.  STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the six months ended June 30, 2011 follows:

	Stock
	Options	Warrants

Outstanding at December 31, 2010	1,300,000	20,722,184

Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	(300,000)	(1,400,000)

Outstanding at June 30, 2011	1,000,000	19,322,184

Stock options outstanding at June 30, 2011 consist of:

Date	Number	Number	Exercise		Expiration
Granted	Outstanding	Exercisable	Price		Date

January 1, 2008	1,000,000	-	$0.10	(a)	June 30, 2013

Total	1,000,000	-

(a) Estimated since exercise price is to be determined based on future stock price

As of June 30, 2011, there was $27,212 of total unrecognized compensation cost relating to the 1,000,000 unexpired stock options granted to the Company’s Chief Executive Officer Richard DeCicco pursuant to the employment agreement described in Note 6.  That cost is expected to be recognized $9,070 in 2011 and $18,142 in 2012.

The aggregate intrinsic value of the 1,000,000 fully vested stock options at June 30, 2011 is $0.

Warrants outstanding at June 30, 2011 consist of:

Date		Number	Number	Exercise	Expiration
Issued		Outstanding	Exercisable	Price	Date
July 2, 2007		500,000	500,000	$1.00	July 2, 2012
July 2, 2007		500,000	500,000	$1.50	July 2, 2012
August 27, 2007		550,000	550,000	$1.00	August 27, 2012
August 27 ,2007		550,000	550,000	$1.50	August 27, 2012
November 8, 2007		811,250	811,250	$1.00	November 8, 2012
November 8, 2007		811,250	811,250	$1.50	November 8, 2012
March 5, 2008		192,500	192,500	$1.00	March 5, 2013
March 5, 2008		192,500	192,500	$1.50	March 5, 2013
June 10, 2008		27,500	27,500	$1.00	June 10, 2013
June 10, 2008		27,500	27,500	$1.50	June 10, 2013
June 10, 2008		25,000	25,000	$1.00	December 10, 2013
June 10, 2008		25,000	25,000	$1.50	December 10, 2013
June 11, 2008		30,000	30,000	$1.00	December 10, 2013
June 11, 2008		30,000	30,000	$1.50	December 10, 2013
July 2, 2008		110,000	110,000	$1.00	January 2, 2014
July 2, 2008		110,000	110,000	$1.50	January 2, 2014
July 23, 2008		50,000	50,000	$1.00	January 23, 2014
July 23, 2008		50,000	50,000	$1.50	January 23, 2014
August 11, 2008		1,000,000	1,000,000	$1.00	August 11, 2013
June 10, 2009		1,000,000	1,000,000	$0.50	June 10, 2012
July 23, 2009		20,000	20,000	$1.00	July 23, 2012
July 23, 2009		20,000	20,000	$1.50	July 23, 2012
August 12, 2009	(A)	400,000	400,000	$1.00	August 12, 2014
August 12, 2009	(A)	533,334	533,334	$1.50	August 12, 2014
August 19, 2009		1,000,000	1,000,000	$0.01	August 19, 2014
August 19, 2009		1,000,000	1,000,000	$1.00	August 19, 2014
September 14, 2009		200,000	200,000	$1.00	September 14. 2014
September 14, 2009		200,000	200,000	$1.50	September 14. 2014
September 16,2009		200,000	200,000	$1.00	July 2, 2012
September 16,2009		200,000	200,000	$1.50	July 2, 2012
January 6, 2010		100,000	100,000	$0.22	January 4, 2015
January 13, 2009		100,000	100,000	$0.23	January 13, 2015
February 8, 2010		500,000	500,000	$1.00	February 8, 2015
February 8, 2010		500,000	500,000	$1.50	February 8, 2015
March 16, 2010		2,000,000	2,000,000	$0.25	March 16, 2015
April 19, 2010		4,556,350	4,556,350	$0.20	April 14, 2013

Total		19,322,184	19,322,184

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

For the six months ended June 30, 2011 and 2010, loss from discontinued operations consisted of:

	2011	2010
Revenues	$-	$338,450

Cost of goods sold	-	213,527

Gross profit	-	124,923

Selling, general and administrative expenses	-	1,259,711

Operating income	-	(1,134,788)

Interest expense	(39,311)	(223,509)

Loss before income tax provision	(39,311)	(1,358,297)

Income tax provision	-	-

Loss from discontinued operations	$(39,311)	$(1,358,297)

The assets and liabilities of Iconic Imports at June 30, 2011 and December 31, 2010 consisted of:

	2011	2010
Assets
Current assets	$-	$-

Total assets	$-	$-

Liabilities
Current portion of debt	$395,000	$395,000
Accounts payable	1,219,768	1,219,768
Accrued interest payable	174,609	141,584
Other accrued expenses and other current liabilities	1,651,092	1,651,092
Current liabilities	3,440,469	3,407,444
Long – term debt	1,610,858	1,604,572
Total liabilities	5,051,327	5,012,016

Net liabilities	$(5,051,327)	$(5,012,016)

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

Legal, Audit, and Consulting Fees Paid on Behalf of the Company Advanced by Two Noteholders

During the six months ended December 31, 2011 and the nine months ended September 30, 2012, two entity lenders (one holding $96,630 of the 0% loans payable aggregating $107,300 and one holding $10,000 of the 0% loans payable aggregating $107,300, the $30,000 6% convertible promissory note and the $70,000 12% convertible promissory notes at June 30, 2011 described in Note 3) paid legal, audit, and consulting fees on behalf of the Company as follows:

	Six Months Ended December 31, 2011	Nine Months Ended September 30, 2012	Total
Legal fees	$5,000	$2,000	$7,500
Audit fees	-	2,500	2,500
Consulting fees	-	1,738	1,738
Company’s stock transfer agent	-	9,563	9,563

Total	$5,000	$15,801	$20,801

The amounts advanced bear no interest and are due on demand, but are not evidenced by a promissory note.

On April 19, 2010, the Company satisfied $264,000 of debt due to the lender holding $96,630 of debt at June 30, 2011.  The $264,000 is included within the $455,635 of debt satisfied described in Note 4.  The Company is committed to issue this lender 2,640,000 shares out of the 4,556,350 shares described in Note 4.

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2011:

Revenues

The Company did not generate any revenues for the three months ended June 30, 2010 or for the three months ended June 30, 2011.

Total Operating Expenses

During the three months ended June 30, 2011, total operating expenses were $22,322, which included $8,250 in professional fees, $4,535 for general and administrative expenses and $9,537 in interest expenses for Company’s debt, compared to total operating expenses of $39,481 for the three months ended June 30, 2010, which included $30,000 in professional fees, $709 for general and administrative expenses and $8,722 in interest expenses for Company’s debt.

Net loss

For the three months ended June 30, 2011, net loss was $42,068 compared with net loss for the three months ended June 30, 2010 of $656,520, which represents a decrease of $614,452, or approximately 93%.

Comparison of Six Months Ended June 30, 2010 and 2011:

Total Operating Expenses

During the six months ended June 30, 2011, total operating expenses were $61,409, which included $27,750 in professional fees, $13,379 for general and administrative expenses and $20,280 in interest expenses for Company’s debt, compared to total operating expenses of $61,643 for the six months ended June 30, 2010, which included $44,598 in professional fees, $2,401 for general and administrative expenses and $14,644 in interest expenses for Company’s debt.

Net loss

For the six months ended June 30, 2011, net loss was $100,720 compared with net loss for the three months ended June 30, 2010 of $1,419,940 which represents a decrease of $1,319,220 or approximately 93%.

Liquidity and Capital Resources

As of June 30, 2011 we had no cash or cash equivalents. On June 30, 2011, our total current liabilities were $3,804,850. We had a stockholders’ deficiency of $7,296,051 as of June 30, 2011.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

As of June 30, 2011, the Company had negative working capital of $3,804,850 and a stockholders’ deficiency of $7,296,051.  Further, from inception to June 30, 2011, the Company incurred losses of $16,225,050.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by reorganizing and acquiring a new business.  However, there is no assurance that the Company will be successful in accomplishing this objective.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive and Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011, the end of the period covered by this report and have concluded that our disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2011, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Richard DeCicco, President, Principal Executive, Financial and Accounting Officer

32.1	Section 1350 Certifications of Richard DeCicco, President, Principal Executive, Financial and Accounting Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICONIC BRANDS, INC.

Dated: January 23, 2013	By:	/s/ Richard DeCicco
Name: Richard DeCicco
Title: President (Principal Executive, Financial and Accounting Officer)