Form 10-K
period 2011-12-31
Iconic Brands, Inc.
filed 2013-03-26
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

On March 12, 2013, the Company has 49,555,062 shares of common stock issued and outstanding.

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

On August 20, 2010, the Company and Seven Cellos LLC terminated the License Agreement relating to the distribution of an alcoholic beverage known as “Danny DeVito’s Premium Limoncello”.  In the year ended December 31, 2010, this brand accounted for approximately 96% of total sales.

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

Employees

As of December 31, 2011, the Company had no employees other than its sole officer.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 2.  PROPERTIES

As noted above, on September 14, 2010, the Second District Court of Suffolk County New York issued a Warrant of Eviction removing the Company from its Lindenhurst, New York office and the Company ceased its business operations. Currently the Company has no office space or other facilities.

ITEM 3.    LEGAL PROCEEDINGS

The Company is party to a variety of legal proceedings. We accrue for these items as losses become probable and can be reasonably estimated. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will have, and have had a material adverse effect on the Company’s consolidated results of operations and financial position.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have three classes of equity securities: (i) common stock, par value $.00001 per share, 49,555,062  shares of which were outstanding as of December 31, 2011 (ii) Series A preferred stock, par value $.00001 per share of which 1 share was outstanding as of December 31, 2011, and (iii) Series B preferred stock, stated value $2.00 per share of which 916,603 shares were outstanding as of December 31, 2011.

Our common stock has been quoted on the OTC Bulletin Board under the symbol "ICNB.OB" since July 2009. There has been no active trading in the Company’s securities, and there has been no bid or ask prices quoted.

Holders

As of December 31, 2011, there were approximately 360 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

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

On March 16, 2010, the Company issued 2,000,000 shares of common stock and 2,000,000 five year warrants exercisable at $0.25 per share to Cresta Capital Strategies pursuant to a one year extension of a consulting agreement. The fair value of the common stock ($350,000) and warrants ($246,000) at date of issuance was capitalized as a prepaid expense and is being amortized over the one year term as professional fees. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 2.37%, volatility of 100%, and term of five years.

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

On January 18, 2011, the Company issued 1,842,105 shares of Iconic common stock to Asher Enterprises, Inc. (“Asher”) pursuant to Asher’s Notice of Conversion to convert $3,500 debt at a price of $0.0019 per share, resulting in the reduction of debt due to Asher from $60,000 to $56,500

Debt

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

On September 23, 2011, Iconic Imports, Inc. (“Imports”), a wholly owned subsidiary of Iconic Brands, Inc., filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. The Bankruptcy case is being administered under case No. 8-11-76814. The petition indicated that Imports had no assets and had liabilities of approximately $3,354,000. The case is still pending before the court

The Company plans to improve its financial condition by reorganizing. However, there is no assurance that the Company will be successful in accomplishing these objectives.

We hope to be in the business of importing and wholesaling spirits, wine and beer to distributors in the United States on a national basis and to retail licensees both on and off premise in New York, through our wholesale license.

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

Plan of Operation - General

Although we intend to be in the spirits business, during the next 12 months, the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

Although we hope to be in the spirits business, the Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

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

Going Concern Consideration

As of December 31, 2011, the Company had negative working capital of $3,865,207 and a stockholders’ deficiency of $7,370,938. Further, from inception to December 31, 2011, the Company incurred losses of $16,309,007. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by reorganizing and acquiring a new business. However, there is no assurance that the Company will be successful in accomplishing this objective. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Years ended December 31, 2011 and 2010

Sales:

Sales decreased by $371,113 or100% from $371,313 for the year ended December 31, 2010 to $0 for the year ended December 31, 2011. The decrease in sales for the twelve months reflects the company’s inability to raise capital and to continue its business operations. As of September 28, 2010, the Company’s assets were sold at auction and the Company ceased its business operations.

Cost of goods sold:

Cost of goods sold decreased by $235,000 or 100%, from $235,744 for the year ended December 31, 2010 to $0 for the year ended December 31, 2011. This decrease in COGS is consistent with the cessation of the Company’s operations as the Company could not raise sufficient funds to support its business.

Gross profit:

Gross profit was $135,569 for the year ended December 31, 2010 and $0 for the year ended December 31, 2011, mainly attributable to the fact that the Company ceased its business operations.

Selling, general and administrative expenses:

Selling general and administrative expenses for the year ended December 31, 2011 and 2010 were $0 and $1,751,982 respectively, a decrease of $1,751,000 or 100%, mainly attributable to the fact that the Company ceased its business operations.

Income (loss) from Operations:

Loss from operations was $105,506 for the year ended December 31, 2011 and $199,317 for the year ended December 31, 2010. The decrease in the loss from operations for the year results from the fact that the Company ceased its business operations.

Interest Expense:

Interest expense for the year ended December, 2011 and 2010 was $45,307 and $133,978, respectively, a decrease of $88,671 or 66%. The decrease in interest expense for the year was a result of a rate reset by our largest creditor, and the conversion of convertible debt, and notes to equity.

Net Income (loss):

Net loss was $184,677 for the year ended December 31, 2011, compared to $2,738,761 for the year ended December 31, 2010, a decrease of $2,554,084 or 93%. The decrease in the net loss for the year was a result of the culmination of all the reasons previously described

Liquidity And Capital Resources

For the period from January 1 2012 through February 21, 2013, two entity lenders (one holding $102,000 of the 0% loans payable aggregating $112,300 and one holding $10,000 of the 0% loans payable aggregating $112,300, the $30,000 6% convertible promissory note and the $70,000 12% convertible promissory notes at December 31, 2011) paid legal, audit and accounting, and consulting fees on behalf of the Company. The loans are due on demand and are not memorialized.

The focus of Iconic’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Parent Company. Iconic has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Iconic does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Iconic presently owns no real property and at this time has no intention of acquiring any such property. Iconic’s significant expected expenses are comprised primarily of professional fees incident to its reporting requirements.

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

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended December 31, 2011. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Code of Ethics

We currently do not have a code of ethics that applies to our sole officer and director.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ICONIC BRANDS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDEDNT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO DECEMBER 31, 2011

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO DECEMBER 31, 2010

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD FROM OCTOBER 21, 2005 (INCEPTION) TO DECEMBER 31, 2009

PAGES	F-7- F-22	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Iconic Brands, Inc.

We have audited the accompanying consolidated balance sheets of Iconic Brands, Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011. Iconic Brands, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iconic Brands, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the years ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS Goup, LLP.
ZBS Group, LLP.
Melville, NY 11747

March 7, 2013

115 Broad Hollow Road, Suite 350Melville, New York 11747
Tel: (516) 394-3344Fax: (516) 908-7867
www.zbscpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iconic Brands, Inc.

I have audited the accompanying consolidated balance sheet of Iconic Brands, Inc. and Subsidiary (the “Company”) as of December 31, 2010, and the related consolidated statement of operations, changes in stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iconic Brands, Inc. and Subsidiary as of December 31, 2010 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

As discussed in Note 8 to the consolidated financial statements for the years ended December 31, 2011 and 2010, the consolidated financial statements at December 31, 2010 and for the year then ended as previously reported have been revised to reflect separately the assets and liabilities and operations of the Company’s wholly owned subsidiary Iconic Imports, Inc. as discontinued operations.  The reclassification, which had no effect on previously reported consolidated total stockholders’ deficiency at December 31, 2010 or consolidated net loss for the year ended December 31, 2010, was made to conform presentation to the financial statements at December 31, 2011 and for the year then ended.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
October 26, 2012

Iconic Brands, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$-	$225
Current assets of discontinued operations (see Note 8)	-	784

Total current assets	-	1,009

Total assets	$-	$1,009

Liabilities and Stockholders' Deficiency

Current liabilities:
Current portion of debt	$268,800	$223,250
Accounts payable	74,841	82,841
Accrued interest on Iconic Brands, Inc. debt	47,523	18,704
Current liabilities of discontinued operations (see Note 8)	3,474,043	3,407,444

Total current liabilities	3,865,207	3,732,239

Long term debt	55,381	38,893

Long term debt of discontinued operations (see Note 8)	1,617,144	1,604,572

Series B preferred stock, $2.00 per share stated value; designated 1,000,000 shares,
issued and outstanding 916,603 and 916,603 shares, respectively	1,833,206	1,833,206

Total liabilities	7,370,938	7,208,910

Stockholders' deficiency:
Preferred stock, $.00001 par value; authorized 100,000,000 shares,
Series A, designated 1 share, issued and outstanding 1 and 1 shares, respectively	1	1
Common stock, $.00001 par value; authorized 100,000,000 shares,
issued and committed to be issued and outstanding 54,361,412 and 52,519,307 shares, respectively	544	525
Additional paid-in capital	8,937,524	8,915,903
Accumulated deficit	(16,309,007)	(16,124,330)

Total stockholders' deficiency	(7,370,938)	(7,207,901)

Total liabilities and stockholders' deficiency	$-	$1,009

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended
	December 31,
	2011	2010
Continuing operations:

Sales	$-	$-

Expenses:
Professional fees	37,750	44,598
Other general and administrative expenses (including stock-based compensation of $18,140 and $18,140, respectively)	22,449	20,741
Interest expense on Iconic Brands, Inc. debt (including amortization of debt discounts of $16,488 and $116,488, respectively)	45,307	133,978

Total expenses	105,506	199,317

Loss from continuing operations	(105,506)	(199,317)

Loss from discontinued operations (see Note 8)	(79,171)	(2,539,444)

Net loss	$(184,677)	$(2,738,761)

Net loss per common share - basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.05)
Total	$(0.00)	$(0.05)

Weighted average number of common shares
outstanding - basic and diluted	54,275,615	50,601,821

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficiency
Years Ended December 31, 2011 and 2010

	Series A
	Preferred Stock,		Common Stock,		Additional
	$.00001 par		$.00001 par		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	1	$1	44,810,411	$448	$7,327,955	$(13,385,569)	$(6,057,165)

Issuance of common stock and warrants in connection with $220,000 promissory notes	-	-	200,000	2	78,928	-	78,930

Issuance of common stock in satisfaction of convertible notes and accrued interest	-	-	152,546	2	76,271	-	76,273

Issuance of common stock and warrants in connection with License Agreement with Tony Siragusa	-	-	250,000	2	144,798	-	144,800

Issuance of common stock to consulting firm in February 2010	-	-	300,000	3	68,997	-	69,000

Issuance of common stock and warrants to consulting firm in March 2010	-	-	2,000,000	20	595,980	-	596,000

Issuance of warrants and beneficial conversion feature of debt default provisions in convertible promissory notes to lender on April 15, 2010	-	-	-	-	97,000	-	97,000

Issuance of common stock in connection with extension of due date of $110,000 promissory note	-	-	250,000	2	21,398	-	21,400

Issuance of common stock and warrants in satisfaction of debt and accrued interest	-	-	4,556,350	46	455,589	-	455,635

Stock options and warrants compensation expense	-	-	-	-	48,987	-	48,987

Net loss	-	-	-	-	-	(2,738,761)	(2,738,761)

Balance at December 31, 2010	1	1	52,519,307	525	8,915,903	(16,124,330)	(7,207,901)

Partial conversion of 8% Promissory Note to common stock	-	-	1,842,105	19	3,481	-	3,500

Stock option expense	-	-	-	-	18,140	-	18,140

Net loss	-	-	-	-	-	(184,677)	(184,677)

Balance at December 31, 2011	1	$1	54,361,412	$544	$8,937,524	$(16,309,007)	$(7,370,938)

Iconic Brands, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2011	2010

Cash flows from operating activities
Net loss	$(184,677)	$(2,738,761)
Loss from discontinued operations	79,171	2,539,444
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts charged to interest expense	16,488	116,488
Stock -based compensation	18,140	18,140
Legal, audit and accounting, and consulting fees paid by two lenders on behalf of the Company	49,050	-
Changes in operating assets and liabilities:
Accounts payable	(8,000)	(30,330)
Accrued expenses and other current liabilities	28,819	16,633
Net cash (used in) operating activities - continuing operations	(1,009)	(78,386)
Net cash provided by (used in) operating activities - discontinued operations	784	(284,322)
Net cash (used in) operating activities	(225)	(362,708)

Cash flows from investing activities
Loans from continuing operations to discontinued operations	-	(231,299)
Net cash provided by (used in) investing activities - continuing operations	-	(231,299)
Net cash provided by (used in) investing activities - discontinued operations	-	231,299
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Increases in debt	-	288,250
Repayment of debt	-	-
Net cash provided by (used in) financing activities - continuing operations	-	288,250
Net cash provided by (used in) financing activities - discontinued operations	-	50,794
Net cash provided by (used in) financing activities	-	339,044

Decrease in cash and cash equivalents	(225)	(23,664)
Cash and cash equivalents, beginning of period	225	23,889
Cash and cash equivalents, end of period	-	225
Less cash and cash equivalents of discontinued operations at end of period	-	-
Cash and cash equivalents of continuing operations at end of period	$-	$225

Supplemental disclosures of cash flow information:

Interest paid	$-	$23,190

Income taxes paid	$-	$-

Non-cash operating, investing and financing activities:
Legal, audit and accounting, and consulting fees paid by two lenders on behalf of the Company	$49,050	$-
Issuance of common stock and warrants in connection with $220,000 13% promissory notes	$-	$100,330
Shares of common stock issued to noteholders in satisfaction of debt and accrued interest	$3,500	$531,908
Issuance of common stock and warrants in connection with License Agreement with Tony Siragusa	$-	$144,800
Seizure of assets by lender (see note 8):
Assets attached by lender	$-	$866,996
Debt satisfied from disposition of assets attached by lender on defaulted promissory note	-	233,075
Loss on disposition of assets seized by lender on defaulted promissory note	$-	$633,921

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2011, the Company had negative working capital of $3,865,207 and a stockholders’ deficiency of $7,370,938. Further, from inception to December 31, 2011, the Company incurred losses of $16,309,007. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by reorganizing and acquiring a new business. However, there is no assurance that the Company will be successful in accomplishing this objective. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

(j) Shipping and Handling Costs

Shipping and handling costs were reported as selling, general and administrative expenses in the accompanying statements of operations. For the years ended December 31, 2011 and 2010, shipping and handling costs were not material.

(k) Advertising

Advertising costs were expensed as incurred and are included in selling, marketing, and promotion expense. For the years ended December 31, 2011 and 2010, advertising expenses were $0 and $0, respectively.

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

(l) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation- Stock Compensation”. For the years ended December 31, 2011 and 2010, stock-based compensation totaled $18,140 and $713,987, respectively. These amounts consist of stock-based compensation given to Company officers and employees and consulting firms.

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

For the years ended December 31, 2011 and 2010, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Years Ended December 31,
	2011	2010

7% convertible notes and accrued interest	650,842	615,845
6% convertible notes and accrued interest	3,308,300,000	3,128,200,000
12% convertible notes and accrued interest	8,438,300,000	7,598,400,000
10% convertible notes and accrued interest	229,496	214,494
8% convertible note and accrued interest	269,383,333	29,698,571
Series B preferred stock owned by Capstone Capital Group I, LLC	1,163,940,317	537,912,559
Stock Options	-	300,000
Warrants	19,522,184	18,122,184

Total equivalent shares of common stock	13,200,326,172	11,313,463,653

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

3.  DEBT

Debt relating to continuing operations:

Debt relating to Iconic Brands, Inc. consisted of the following at December 31, 2011 and December 31, 2010:

		2011	2010
Convertible promissory note, interest at 7%, due September 13, 2014, net of
unamortized discount of $44,619 and $61,107, respectively	(A)	$55,381	$38,893

Loans payable, interest at 0%, due on demand (see Note 9)	(C)	112,300	63,250

Convertible promissory note, interest at 6%, due June 30, 2010 (see Note 9)	(B)	30,000	30,000

Convertible promissory notes, interest at 12%, due June 30, 2010 (see Note 9)	(B)	70,000	70,000

Convertible promissory note, interest at 8% (default rate of 22%), due
February 7, 2011 (in default)	(A)	56,500	60,000

Total		324,181	262,143

Less current portion of debt		(268,800)	(223,250)

Long term debt		$55,381	$38,893

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

(A) The $100,000 face value of the 7% convertible note outstanding at December 31, 2011 is convertible into shares of the Company’s common stock at a price of $0.50 per share. The $56,500 face value of the 8%convertible note outstanding at December 31, 2011 is convertible into shares of the Company’s common stock at a variable conversion price equal to 60% of the Market Price, as defined.

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

While the Company has not received any notice or indication from the lender of its intention to convert the $100,000 debt (or a portion thereof), if the lender does elect to convert the $100,000 of debt and related accrued interest at December 31, 2011 at the $0.00001 per share conversion rate it would require the Company to issue 11,746,600,000 common shares to this lender (or over 99% of the 11,800,961,412 shares of Company Common Stock outstanding after this lender’s conversion.  However, by virtue of his ownership of the 1 share of Series A Preferred Stock, Mr. DeCicco would retain voting control of the Company.

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

(C) In 2011, the two entity lenders described in Note 9 paid legal, audit and accounting, and consulting fees totaling $49,050 on behalf of the Company, as follows:

Legal fees	$27,500
Audit and accounting fees	17,500
Consulting fees	4,050

Total	$49,050

At December 31, 2011, the debt relating to Iconic Brands, Inc. is due as follows:

Past due	$156,500
Year ending December 31, 2012	112,300
Year ending December 31, 2013	-
Year Ending December 31, 2014	100,000

Total	368,800
Less debt discounts	(44,619)
Net	$324,181

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Accrued interest payable on debt relating to Iconic Brands, Inc. consisted of:

	December 31, 2011	December 31, 2010

Convertible note, interest at 7%	$16,070	$9,071
Convertible note, interest at 6%	3,083	1,282
Convertible notes, interest at 12%	14,383	5,984
Convertible note, interest at 8% (default rate of 22%)	13,987	2,367

Total	$47,523	$18,704

Debt relating to discontinued operations:

Debt relating to the Company’s wholly-owned subsidiary Iconic Imports consisted of the following at December 31, 2011 and December 31, 2010:

		2011	2010

Promissory note, interest at 20%, due January 29, 2009 (in default)		$100,000	$100,000

Convertible promissory notes, interest at 10%, due October 25, 2007
to November 27, 2007 (in default)	(A)	75,000	75,000

Promissory notes, interest at 13%, due May 31, 2010 (in default)	(B)	220,000	220,000

Due Donald Chadwell (5% stockholder at December 31, 2011), interest at 0%,
no repayment terms		763,000	763,000

Due Richard DeCicco (officer, director and 30% stockholder at December 31,
2011) and affiliates, interest at 0%, no repayment terms		714,338	714,338

Convertible notes, interest at 7% (default rate of 14%), due August 27, 2012 to November 27, 2012, net of unamortized discounts of $10,194 and
$22,766, respectively	(A)	139,806	127,234

Total		2,012,144	1,999,572

Less current portion of debt		(395,000)	(395,000)

Long term debt		$1,617,144	$1,604,572

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

(A) $225,000 total face value of convertible notes outstanding at December 31, 2011 is convertible into shares of the Company’s common stock at a price of $0.50 per share.

(B) The 13% promissory notes specify that the loan proceeds were for the purpose of purchasing containers of Danny DeVito’s Premium Limoncello and that the holder will be repaid the principal from the receivables of the sales of the Danny DeVito Premium Limoncello product as they are collected by the Company.

At December 31, 2011 the debt relating to Iconic Imports, Inc. is due as follows:

Past due	$395,000
Year ending December 31, 2012	150,000
No repayment terms (due two significant stockholders)	1,477,338

Total	2,022,338
Less debt discounts	(10,194)
Net	$2,012,144

Accrued interest payable on debt relating to Iconic Imports, Inc (included in current liabilities of discontinued operations in the accompanying consolidated balance sheets) consisted of:

	December 31, 2011	December 31, 2010

Convertible note, interest at 7%	$59,351	$48,852
Promissory note, interest at 20%	50,026	30,027
Promissory notes, interest at 13%	59,058	30,458
Convertible promissory notes, interest at 10%	39,748	32,247

Total	$208,183	$141,584

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

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

5. INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2011 and 2010 since the Company incurred net losses in these periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of December 31, 2011 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the consolidated financial statements at December 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

6. COMMITMENTS AND CONTINGENCIES

Lease – Company Evicted from Facility

The Company occupied its facilities in Freeport, New York up until March 2009 under a month to month agreement at a monthly rent of $14,350.  In March 2009, the Company moved its facilities to Lindenhurst, New York pursuant to a three year lease agreement providing for annual rentals ranging from $85,100 to $90,283.  Provided certain conditions were met, the Company had an option to renew the lease for an additional two years at annual rentals ranging from $92,991 to $95,781. On September 14, 2010, the Second District Court of Suffolk County issued a Warrant of Eviction removing the Company from its facilities.  At December 31, 2011 and December 31, 2010, accounts payable of Iconic Imports, Inc. (discontinued operations) includes $22,913 of unpaid rent due to the former Lindenhurst landlord and $450,021 of unpaid rent and penalties due the Freeport landlord.

For the years ended December 31, 2011 and 2010, rent expense was $0 and $69,639, respectively.

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

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

At December 31, 2011 and December 31, 2010, accrued expenses and other current liabilities of Iconic Imports, Inc. (discontinued operations) includes approximately $528,000 in unpaid compensation due the Chief Executive Officer.  For the years ended December 31, 2011 and 2010, selling, general and administrative expenses of Iconic Imports, Inc. (discontinued operations) includes approximately $0 and $132,500 in compensation for the Chief Executive Officer.

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

At December 31, 2011 and December 31, 2010, accrued expenses and other current liabilities of Iconic Imports, Inc. (discontinued operations) includes approximately $233,000 in unpaid compensation due the Chief Financial Officer.  For the years ended December 31, 2011 and 2010, selling, general and administrative expenses of Iconic Imports, Inc. (discontinued operations) includes approximately $0 and $75,000 in compensation for the former Chief Financial Officer.

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Litigation

The Company is party to a variety of legal proceedings brought by suppliers and creditors.  We accrue for these items as losses become probable and can be reasonably estimated.  Most of the amounts sought have already been provided for through previous charges to operations and are included in Company liabilities at December 31, 2011 and December 31, 2010.  While the results of these legal proceedings, which principally involve debt and lease default obligations and vendor disputes, cannot be predicted with certainty, management believes that the final outcome of these proceedings will have a material adverse effect on the Company’s future consolidated results of operations and financial position.

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

7.  STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the years ended December 31, 2011 and 2010 follows:

	Stock
	Options	Warrants

Outstanding at December 31, 2009	1,300,000	11,765,834

Granted and issued	-	8,956,350
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2010	1,300,000	20,722,184

Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	(300,000)	(1,400,000)

Outstanding at December 31, 2011	1,000,000	19,322,184

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Stock options outstanding at December 31, 2011 consist of:

Date	Number	Number	Exercise		Expiration
Granted	Outstanding	Exercisable	Price		Date

January 1, 2008	1,000,000	-	$0.10	(a)	June 30, 2013

Total	1,000,000	-

(a) Estimated since exercise price is to be determined based on future stock price

As of December 31, 2011, there was $18,142 of total unrecognized compensation cost relating to the 1,000,000 unexpired stock options granted to the Company’s Chief Executive Officer Richard DeCicco pursuant to the employment agreement described in Note 6.  That cost is expected to be recognized in 2012.

The aggregate intrinsic value of the 1,000,000 fully vested stock options at December 31, 2011 is $0.

Warrants outstanding at December 31, 2011 consist of:

Date		Number	Number	Exercise	Expiration
Issued		Outstanding	Exercisable	Price	Date

July 2, 2007		500,000	500,000	$1.00	July 2, 2012
July 2, 2007		500,000	500,000	$1.50	July 2, 2012
August 27, 2007		550,000	550,000	$1.00	August 27,2012
August 27, 2007		550,000	550,000	$1.50	August 27, 2012
November 8, 2007		811,250	811,250	$1.00	November 8, 2012
November 8, 2007		811,250	811,250	$1.50	November 8, 2012
March 5, 2008		192,500	192,500	$1.00	March 5, 2013
March 5, 2008		192,500	192,500	$1.50	March 5, 2013
June 10, 2008		27,500	27,500	$1.00	June 10, 2013
June 10, 2008		27,500	27,500	$1.50	June 10, 2013
June 10, 2008		25,000	25,000	$1.00	December 10, 2013
June 10, 2008		25,000	25,000	$1.50	December 10, 2013
June 11, 2008		30,000	30,000	$1.00	December 10, 2013
June 11, 2008		30,000	30,000	$1.50	December 10, 2013
July 2, 2008		110,000	110,000	$1.00	January 2, 2014
July 2, 2008		110,000	110,000	$1.50	January 2, 2014
July 23, 2008		50,000	50,000	$1.00	January 23, 2014
July 23, 2008		50,000	50,000	$1.50	January 23, 2014
August 11, 2008		1,000,000	1,000,000	$1.00	August 11, 2013
June 10, 2009		1,000,000	1,000,000	$0.50	June 10, 2012
July 23, 2009		20,000	20,000	$1.00	July 23, 2012
July 23, 2009		20,000	20,000	$1.50	July 23, 2012
August 12, 2009	(A)	400,000	400,000	$1.00	August 12, 2014
August 12, 2009	(A)	533,334	533,334	$1.50	August 12, 2014
August 19, 2009		1,000,000	1,000,000	$0.01	August 19, 2014
August 19, 2009		1,000,000	1,000,000	$1.00	August 19, 2014
September 14, 2009		200,000	200,000	$1.00	September 14, 2014
September 14, 2009		200,000	200,000	$1.50	September 14, 2014
September 16, 2009		200,000	200,000	$1.00	July 2, 2012
September 16, 2009		200,000	200,000	$1.50	July 2, 2012
January 6, 2010		100,000	100,000	$0.22	January 4, 2015
January 13, 2009		100,000	100,000	$0.23	January 13, 2015
February 8, 2010		500,000	500,000	$1.00	February 8, 2015
February 8, 2010		500,000	500,000	$1.50	February 8, 2015
March 16, 2010		2,000,000	2,000,000	$0.25	March 16, 2015
April 15, 2010		1,200,000	1,200,000	$0.20	April 15, 2013
April 19, 2010		4,556,350	4,556,350	$0.20	April 14, 2013

Total		19,322,184	19,322,184

(A) These warrants were granted to Paramount Licensing Inc. in connection with a license agreement which was terminated on February 23, 2011 (see Note 6).  933,334 (40%) of the 2,333,334 warrants vested on August 12, 2009 and August 12, 2010.  The remaining 1,400,000 (60%) of the 2,333,334 warrants will now never vest and were forfeited on February 23, 2011.

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

8.  DISCONTINUED OPERATIONS

On September 14, 2010 (see Note 1), the Company ceased operations of the Company’s wholly owned subsidiary Iconic Imports. Accordingly, the assets and liabilities and operations of Iconic Imports, Inc. have been presented as discontinued operations in the accompanying consolidated financial statements for the periods presented.

For the years ended December 31, 2011 and 2010, loss from discontinued operations consisted of:

	2011	2010

Revenues	$-	$371,313

Cost of goods sold	-	235,744

Gross profit	-	135,569

Selling, general and administrative expenses (including stock-based compensation of $0 and $695,847, respectively)	-	1,733,842

Operating income	-	(1,598,273)

Interest expense (including amortization of debt discounts of $12,572 and $176,715, respectively)	(79,171)	(307,250)

Loss on disposition of assets seized by lender on defaulted promissory note, including
writeoff of unamortized stock-based compensation of $119,262 on Siragusa license in 2010	-	(633,921)

Loss before income tax provision	(79,171)	(2,539,444)

Income tax provision	-	-

Loss from discontinued operations	$(79,171)	$(2,539,444)

On September 16, 2010, Capstone Capital  Group I, LLC ("Capstone") delivered a Notification of Disposition of Collateral to the Company notifying the Company of its attachment of the Collateral securing tthe defaulted Promissory Note and its intent to sell the Collateral to the highest qualified bidder in a public sale on September 28, 2010.  On September 28, 2010, Capstone acquired the Collateral in exchange for the Promissory Note at the public auction sale; there were no other bidders.  Accordingly, the Company recognized a default loss of $633,921, equal to the excess of the carrying value of the respective Collateral assets over the amount of debt retired, as follows:

Amount of debt retired from disposition of Collateral assets	$233,075
Carrying value of Collateral assets:
Cash	1,552
Accounts receivable, net	27,694
Inventories	456,569
Advances to overseas vendor toward purchase of inventories	207,476
Property, plant and equipment, net	4,240
License agreement costs, net - Tony Siragusa (see Note 6)	119,262
Restricted cash	50,203
Total	866,996
Loss on disposition of assets attached by lender on defaulted promissory note	$(633,921)

As more fully described in Note 6, the Company entered into a four year License Agreement with Tony Siragusa on January 15, 2010 in connection with the use of Tony Siragusa's name relating to the sale of YO Vodka.  The fair value of the common stock ($50,000) and warrants ($94,800) on January 15, 2010 was capitalized and was being amortized over the four year term of the License Agreement as selling, marketing and promotion expenses.  The warrants were valued using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 2.44%, volatility of 100%, and term of five years.

Iconic Brands, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The assets and liabilities of Iconic Imports at December 31, 2011 and December 31, 2010 consisted of:

	2011	2010
Assets
Current assets	$-	$784

Total assets	$-	$784

Liabilities
Current portion of debt	$395,000	$395,000
Accounts payable	1,219,768	1,219,768
Accrued interest payable	208,183	141,584
Other accrued expenses and other current liabilities	1,651,092	1,651,092
Current liabilities	3,474,043	3,407,444
Long – term debt	1,617,144	1,604,572
Total liabilities	5,091,187	5,012,016

Net liabilities	$(5,091,187)	$(5,011,232)

9.  SUBSEQUENT EVENTS

Legal, Audit and Accounting, and Consulting Fees Paid on Behalf of the Company

For the period from January 1 2012 through March 20, 2013, two entity lenders (one holding $102,000 of the 0% loans payable aggregating $112,300 and one holding $10,000 of the 0% loans payable aggregating $112,300, the $30,000 6% convertible promissory note and the $70,000 12% convertible promissory notes at December 31, 2011 described in Note 3) paid legal, audit and accounting, and consulting fees on behalf of the Company as follows:

For the Period from January 1, 2012 through March 20, 2013

Legal fees	$7,770
Audit and accounting fees	7,500
Consulting fees	2,038
Company’s stock transfer agent	11,766

Total	$29,074

The amounts advanced bear no interest and are due on demand, but are not evidenced by a promissory note.

On February 14, 2013, the Company issued a Convertible Promissory Note in the amount of $15,000 in exchange for the lender's payment of legal and audit and accounting fees totaling $15,000 on behalf of the Company.  The Note bears interest at 9%, is due January 31, 2014, and is convertible at holder's option into Company common stock at a conversion price of $.02 per share (or a total of 750,000 shares of common stock).  Additionally, in consideration for making this loan, the Company shall pay to the holder a Lender Fee equal to 10% of the original principal amount ($1,500) of this Note on the Maturity Date, which is also convertible at a conversion price of $.02 per share (or a total of 75,000 shares of common stock).

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2011, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation

Richard J. DeCicco

Richard DeCicco has been serving as our President, Chief Executive Officer and a director since January 1, 2008. The terms of his compensation are set forth in his Employment agreement, dated January 23, 2008 (“DeCicco Employment Agreement”). DeCicco Employment Agreement, provides for a term of 5 years, commencing on January 1, 2008, which can be extended by a written agreement of the parties. The agreement provides for annual compensation ranging from $265,000 to $350,000.  In addition, if the Company enters into an agreement and further sells any brand in the Company’s portfolio, Mr. DeCicco will receive 5% of such sale.  Mr. DeCicco is also entitled to incentive bonus compensation, stock and/or options in accordance with Company policies established by the Board of Directors. The agreement provides for the grant of a non-qualified ten year option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price which shall represent a discount to the market price. Mr. DeCicco has the right to terminate the agreement upon 60 days notice to the Company for any reason.  Pursuant to the terms of the agreement, if Mr. DeCicco is absent from work because of illness or incapacity cumulatively for more than 2 months in addition to vacation time in any calendar year, the Company may terminate the agreement upon 30 days written notice. The agreement also provides that the agreement may be terminated upon 90 days notice to Mr. DeCicco if: (A) there is a sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (B) there is a sale, exchange or disposition of 50% of the outstanding shares of the Company’s outstanding stock; (C) the Company terminates its business or liquidates its assets; or (D) there is a merger or consolidation of the Company in which the Company’s shareholders receive less than 50% of the outstanding voting shares of the new or continuing corporation. Mr. DeCicco shall be entitled to severance pay in the amount of 2 years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances

As of fiscal years ended December 31, 2011 and 2010, no payments were made to Mr. DeCicco on his 2011 and 2010 salary. However 400,000 stock options vested in his favor as of December 2010 (200,000 stock options which were scheduled to be vested on December 31, 2010 were not vested due to the Company's current financial position). The vested stock options shall be exercisable until June 30, 2018 at the exercise price of $.10 per share.

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

William D. Blacker

William D. Blacker served as our Chief Financial Officer and a director since October 1, 2007. The terms of his compensation are set forth in his Employment agreement, dated On October 1, 2007 (“Blacker Agreement”), The Blacker Agreement provided for a term of 3 years, commencing on October 1, 2007, which could have been extended by a written agreement of the parties. The Company agreed to issue options to purchase shares of its common stock to Mr. Blacker if and when the common stock becomes publicly traded, as follows: (A) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (B) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (C) on October 1, 2009, 100,000 options at an exercise price of $.75 per share. Pursuant to the terms of the agreement, Mr. Blacker is to receive an annual salary of $150,000. Mr. Blacker has the right to terminate the agreement upon 60 days notice to the Company for any reason. The agreement further provides that if the agreement is terminated for any reason other than willful malfeasance by Mr. Blacker, Mr. Blacker shall be entitled to receive severance pay in the amount of 6 months or the balance of the agreement’s term of existence, whichever is greater, and shall receive all benefits under the agreement. Mr. Blacker resigned September 15, 2010.

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

							Non-	Nonqualified
Name							Equity	Deferred	All
and					Stock	Option	Incentive	Compensation	Other
Principal		Salary		Bonus	Awards	Awards	Plan	Earnings	Compensation	Total
Position	Year	(US$)		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Richard DeCicco	2011		(1)(2)
President, CEO	2010	132,500	(1)(2)	0	0	0	0	0	0	150,000

William Blacker	2010	75,000	(3)	0	0	0	0	0	0	75,000
Former CFO, SVP of Finance
_______________________
1.
Pursuant to terms of the Employment Agreement dated January 23, 2007 between Richard DeCicco and the Company (“DeCicco Employment Agreement”), Mr. DeCicco was entitled to an annual salary of $265,000 for a period of five years commencing on January 1, 2008.  However, the Company ceased operations in September 2010.

2.	As of December 31, 2011, Mr. DeCicco did not receive any payments from the Company for such salary.

3.
Pursuant to the terms of the Employment Agreement dated October 1, 2007, between William Blacker and the Company (“Blacker Employment Agreement”), Mr. Blacker was entitled to a salary of $150,000 for the first year and a raise of 5% per annum. Mr. Blacker resigned from the Company on September 15, 2010.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS								STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)		Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Richard DeCicco President, CEO	1,000,000	(1)	0	0	$0.10		06/1/2018	600,000	0	0	0

William Blacker Former CFO, SVP of Finance	300,000	(2)	0	0		(2)	04/1/11	0	0	0	0
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

Compensation of Directors

During the fiscal year ended December 31, 2011, no director received any type of compensation from the Company in exchange for their services as directors. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 12, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 49,555,062 shares of our common stock issued and outstanding as of March 12, 2013.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o David Lubin & Associates, PLLC 10 Union Avenue Suite 5 Lynbrook, New York 11563.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Richard DeCicco	16,375,090	(1)	33.04%

Donald Chadwell	2,592,982		5.23%

Directors and Officers as a group (1 person)	16,375,090		33.04%

(1)   The number of shares owned by Mr. DeCicco includes, 15,972,359 shares of common stock issued pursuant to the Agreement and Plan of Merger dated June 10, 2009; 2,731 shares of common stock issued on August 8, 2008 in consideration for services rendered; and 400,000 shares of common stock to be issued upon the exercise of options vested as of December 31, 2010, in accordance with the terms of the Employment Agreement between the Company and Mr. DeCicco. 200,000 additional shares were scheduled to be vested to Mr. DeCicco on December 31, 2010 were not vested due to the foreclosure and the current financial position of the Company. Mr. DeCicco is also the legal and beneficial owner of one (1) share of Series A Preferred Stock, which votes together as a single class with the Common Stock on all matters subject to stockholder approval and has voting power equal to two (2) votes for every share of Common Stock outstanding.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$12,500	ZBS Group LLP
2010	$27,500	Michael T. Studer CPA P.C.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

10.13	Form of Subscription Agreement (filed as Exhibit 10.13 to the Amended Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 19, 2011).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2009)

23.1	Consent of Independent Registered Public Accounting Firm

31	Certification of Chief Executive Officer and Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on 12 day of March 2013.

Iconic Brands, Inc.

By:	/s/ Richard DeCicco
Richard DeCicco
President, Principal Executive, Financial and Accounting Officer