Form 10-Q
period 2012-09-30
Iconic Brands, Inc.
filed 2013-04-17
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

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

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Current assets of discontinued operations (see Note 8)	-	-

Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficiency

Current liabilities:
Current portion of debt	$284,238	$268,800
Accounts payable	74,197	74,841
Accrued interest on Iconic Brands, Inc. debt	69,765	47,523
Current liabilities of discontinued operations (see Note 8)	3,673,271	3,474,043

Total current liabilities	4,101,471	3,865,207

Long term debt	67,747	55,381

Long term debt of discontinued operations (see Note 8)	1,477,338	1,617,144

Series B preferred stock, $2.00 per share stated value; designated 1,000,000 shares,
issued and outstanding 916,603 and 916,603 shares, respectively	1,833,206	1,833,206

Total liabilities	7,479,762	7,370,938

Stockholders' deficiency:
Preferred stock, $.00001 par value; authorized 100,000,000 shares,
Series A, designated 1 share, issued and outstanding 1 and 1 shares, respectively	1	1
Common stock, $.00001 par value; authorized 100,000,000 shares,
issued and committed to be issued and outstanding 54,361,412 and 54,361,412 shares, respectively	544	544
Additional paid-in capital	8,951,129	8,937,524
Accumulated deficit prior to development stage	(16,124,330)	(16,124,330)
Accumulated losses during the development stage period January 1, 2011 to September 30, 2012	(307,106)	(184,677)

Total stockholders' deficiency	(7,479,762)	(7,370,938)

Total liabilities and stockholders' deficiency	$-	$-

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		Development Stage Period January 1, 2011to September 30,
	2012	2011	2012	2011	2012

Continuing operations:

Sales	$-	$-	$-	$-	$-

Expenses:
Professional fees	12,756	32,750	11,160	5,000	50,506
Other general and administrative expenses (including stock-based compensation of $13,605, $13,605, $4,535, $4,535 and $31,745, respectively)	15,643	17,914	6,573	4,535	38,092
Interest expense on Iconic Brands, Inc. debt (including amortization of debt discounts of $12,366, $12,366, $4,122, $4,122 and $28,854, respectively)	34,608	29,876	11,590	9,596	79,915

Total expenses	63,007	80,540	29,323	19,131	168,513

Loss from continuing operations	(63,007)	(80,540)	(29,323)	(19,131)	(168,513)

Loss from discontinued operations (see Note 8)	(59,422)	(59,241)	(19,930)	(19,930)	(138,593)

Net loss	$(122,429)	$(139,781)	$(49,253)	$(39,061)	$(307,106)

Net loss per common share - basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	54,361,412	54,246,702	54,361,412	54,361,412	54,313,675

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Changes in Stockholders' Deficiency
Development Stage Period January 1, 2011 to September 30, 2012
(Unaudited)

	Series A Preferred Stock, $.00001 par		Common Stock, $.00001 par		Additional Paid-In	Accumulated deficit prior to Development	Accumulated losses during the development stage period January 1, 2011 to September 30,
	Shares	Amount	Shares	Amount	Capital	Stage Period	2012	Total

Balance at January 1, 2011 (inception of development stage)	1	$1	52,519,307	$525	$8,915,903	$(16,124,330)	$-	$(7,207,901)

Partial conversion of 8% Promissory Note to common stock	-	-	1,842,105	19	3,481	-	-	3,500

Stock option expense	-	-	-	-	18,140	-	-	18,140

Net loss	-	-	-	-	-	-	(184,677)	(184,677)

Balance at December 31, 2011	1	1	54,361,412	544	8,937,524	(16,124,330)	(184,677)	(7,370,938)

Stock option expense	-	-	-	-	13,605	-	-	13,605

Net loss	-	-	-	-	-	-	(122,429)	-

Balance at September 30, 2012	1	$1	54,361,412	$544	$8,951,129	$(16,124,330)	$(307,106)	$(7,357,333)

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Development Stage Period January 1, 2011 to September 30,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(122,429)	$(139,781)	$(307,106)
Loss from discontinued operations	59,422	59,241	138,593
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts charged to interest expense	12,366	12,366	28,854
Stock -based compensation	13,605	13,605	31,745
Legal, audit and accounting, and consulting fees paid by two lenders on behalf of the Company	15,438	49,050	64,488
Changes in operating assets and liabilities:
Accounts payable	(644)	(13,000)	(8,644)
Accrued expenses and other current liabilities	22,242	17,510	51,061
Net cash provided by (used in) operating activities - continuing operations	-	(1,009)	(1,009)
Net cash provided by (used in) operating activities - discontinued operations	-	784	784
Net cash provided by (used in) operating activities	-	(225)	(225)

Cash flows from investing activities
Loans from continuing operations to discontinued operations	-	-	-
Net cash provided by (used in) investing activities - continuing operations	-	-	-
Net cash provided by (used in) investing activities - discontinued operations	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Increases in debt	-	-	-
Repayment of debt	-	-	-
Net cash provided by (used in) financing activities - continuing operations	-	-	-
Net cash provided by (used in) financing activities - discontinued operations	-	-	-
Net cash provided by (used in) financing activities	-	-	-

Decrease in cash and cash equivalents	-	(225)	(225)
Cash and cash equivalents, beginning of period	-	225	225
Cash and cash equivalents, end of period	-	-	-
Less cash and cash equivalents of discontinued operations at end of period	-	-	-
Cash and cash equivalents of continuing operations at end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Non-cash, operating, investing and financing activities:
Legal, audit and accounting, and consulting fees paid by two lenders on behalf of the Company	$15,438	$49,050	$64,488
Shares of common stock issued to noteholders in satisfaction of debt and accrued interest	$-	$3,500	$3,500

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012
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
September 30, 2012
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2012, the Company had negative working capital of $4,101,471 and a stockholders’ deficiency of $7,479,762. Further, from inception to September 30, 2012, the Company incurred losses of $16,431,436. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by reorganizing and acquiring a new business. However, there is no assurance that the Company will be successful in accomplishing this objective. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b) Interim Financial Statements

The unaudited financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the periods ended September 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

For the nine months ended September 30, 2012 and 2011, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Nine Months Ended September 30,
	2012	2011
7% convertible notes and accrued interest	677,110	642,022
6% convertible notes and accrued interest	3,443,500,000	3,262,900,000
12% convertible notes and accrued interest	9,068,800,000	8,226,600,000
10% convertible notes and accrued interest	240,758	225,714
8% convertible note and accrued interest	2,217,167	70,570,000
Series B preferred stock owned by Capstone Capital Group I, LLC	38,781,595	673,972,794
Stock Options	-	-
Warrants	15,782,184	19,522,184

Total equivalent shares of common stock	12,569,760,464	12,254,432,714

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

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

3. DEBT

Debt relating to continuing operations:

Debt relating to Iconic Brands, Inc. consisted of the following at September 30, 2012 and December 31, 2011:

		2012	2011

Convertible promissory note, interest at 7%, due September 13, 2014, net of
unamortized discount of $32,253 and $44,619, respectively	(A)	$67,747	$55,381

Loans payable, interest at 0%, due on demand (see Note 9)	(C)	127,738	112,300

Convertible promissory note, interest at 6%, due June 30, 2010 (see Note 9)	(B)	30,000	30,000

Convertible promissory notes, interest at 12%, due June 30, 2010 (see Note 9)	(B)	70,000	70,000

Convertible promissory note, interest at 8% (default rate of 22%), due February 7, 2011 (in default)	(A)	56,500	56,500

Total		351,985	324,181

Less current portion of debt		(284,238)	(268,800)

Long term debt		$67,747	$55,381

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

(A) The $100,000 face value of the 7% convertible note outstanding at September 30, 2012 is convertible into shares of the Company’s common stock at a price of $0.50 per share. The $56,500 face value of the 8% convertible note outstanding at September 30, 2012 is convertible into shares of the Company’s common stock at a variable conversion price equal to 60% of the Market Price, as defined.

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

While the Company has not received any notice or indication from the lender of its intention to convert the $100,000 debt (or a portion thereof), if the lender does elect to convert the $100,000 of debt and related accrued interest at September 30, 2012 at the $0.00001 per share conversion rate it would require the Company to issue 12,512,300,000 common shares to this lender (or over 99% of the 12,566,661,412 shares of Company Common Stock outstanding after this lender’s conversion). However, by virtue of his ownership of the 1 share of Series A Preferred Stock, Mr. DeCicco would retain voting control of the Company.

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

(C) In the nine months ended September 30, 2012, the two entity lenders described in Note 9 paid legal, audit and accounting, and consulting fees totaling $15,438 on behalf of the Company, as follows:

Legal fees	$2,000
Audit and accounting fees	2,500
Company’s stock transfer agent	8,900
Consulting fees	2,038

Total	$15,438

At September 30, 2012, the debt relating to Iconic Brands, Inc. is due as follows:

Past due	$156,500
Year ending September 30, 2013	127,738
Year ending September 30, 2014	100,000

Total	384,238
Less debt discounts	32,253
Net	$351,985

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

Accrued interest payable on debt relating to Iconic Brands, Inc. consisted of:

	September 30, 2012	December 31, 2011

Convertible note, interest at 7%	$21,324	$16,070
Convertible note, interest at 6%	4,435	3,083
Convertible notes, interest at 12%	20,688	14,383
Convertible note, interest at 8% (default rate of 22%)	23,318	13,987

Total	$69,765	$47,523

Debt relating to discontinued operations:

Debt relating to the Company’s wholly-owned subsidiary Iconic Imports consisted of the following at September 30, 2012 and December 31, 2011:

		2012	2011

Promissory note, interest at 20%, due January 29, 2009 (in default)		$100,000	$100,000

Convertible promissory notes, interest at 10%, due October 25, 2007 to November 27, 2007 (in default)	(A)	75,000	75,000

Promissory notes, interest at 13%, due May 31, 2010 (in default)	(B)	220,000	220,000

Due Donald Chadwell (5% stockholder at December 31, 2011), interest at 0%, no repayment terms		763,000	763,000

Due Richard DeCicco (officer, director and 30% stockholder at December 31, 2011) and affiliates, interest at 0%, no repayment terms		714,338	714,338

Convertible notes, interest at 7% (default rate of 14%), due August 27, 2012 to November 27, 2012, net of unamortized discounts of $765 and $10,194, respectively	(A)	149,235	139,806

Total		2,021,573	2,012,144

Less current portion of debt		(544,235)	(395,000)

Long term debt		$1,477,338	$1,617,144

(A) $225,000 total face value of convertible notes outstanding at September 30, 2012 is convertible into shares of the Company’s common stock at a price of $0.50 per share.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

(B) The 13% promissory notes specify that the loan proceeds were for the purpose of purchasing containers of Danny DeVito’s Premium Limoncello and that the holder will be repaid the principal from the receivables of the sales of the Danny DeVito Premium Limoncello product as they are collected by the Company.

At September 30, 2012, the debt relating to Iconic Imports, Inc. is due as follows:

Past due	$395,000
Year ending September 30, 2013	150,000
No repayment terms (due two significant stockholders)	1,477,338

Total	2,022,338
Less debt discounts	765
Net	$2,021,573

Accrued interest payable on debt relating to Iconic Imports, Inc (included in current liabilities of discontinued operations in the accompanying consolidated balance sheets) consisted of:

	September 30, 2012	December 31, 2011

Convertible note, interest at 7%	$67,231	$59,351
Promissory note, interest at 20%	65,039	50,026
Promissory notes, interest at 13%	80,527	59,058
Convertible promissory notes, interest at 10%	45,379	39,748

Total	$258,176	$208,183

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
September 30, 2012
(Unaudited)

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

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

5. INCOME TAXES

No provision for income taxes was recorded in the nine months ended September 30, 2012 and 2011 since the Company incurred net losses in these periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of September 30, 2012 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the consolidated financial statements at September 30, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

6. COMMITMENTS AND CONTINGENCIES

Lease – Company Evicted from Facility

The Company occupied its facilities in Freeport, New York up until March 2009 under a month to month agreement at a monthly rent of $14,350. In March 2009, the Company moved its facilities to Lindenhurst, New York pursuant to a three year lease agreement providing for annual rentals ranging from $85,100 to $90,283. Provided certain conditions were met, the Company had an option to renew the lease for an additional two years at annual rentals ranging from $92,991 to $95,781. On September 14, 2010, the Second District Court of Suffolk County issued a Warrant of Eviction removing the Company from its facilities. At September 30, 2012 and December 31, 2011, accounts payable of Iconic Imports, Inc. (discontinued operations) includes $22,913 of unpaid rent due to the former Lindenhurst landlord and $450,021 of unpaid rent and penalties due the Freeport landlord.

For the nine months ended September 30, 2012 and 2011, rent expense was $0 and $0, respectively.

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
September 30, 2012
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
September 30, 2012
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

At June 30, 2012 and December 31, 2011, accrued expenses and other current liabilities of Iconic Imports, Inc. (discontinued operations) includes approximately $528,000 in unpaid compensation due the Chief Executive Officer. For the nine months ended September 30, 2012 and 2011, selling, general and administrative expenses of Iconic Imports, Inc. (discontinued operations) includes $0 and $0 in compensation for the Chief Executive Officer.

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

At September 30, 2012 and December 31, 2011, accrued expenses and other current liabilities of Iconic Imports, Inc. (discontinued operations) includes approximately $233,000 in unpaid compensation due the Chief Financial Officer. For the nine months ended September 30, 2012 and 2011, selling, general and administrative expenses of Iconic Imports, Inc. (discontinued operations) includes $0 and $0 in compensation for the former Chief Financial Officer.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

Litigation

The Company is party to a variety of legal proceedings brought by suppliers and creditors. We accrue for these items as losses become probable and can be reasonably estimated. Most of the amounts sought have already been provided for through previous charges to operations and are included in Company liabilities at September 30, 2012 and December 31, 2011. While the results of these legal proceedings, which principally involve debt and lease default obligations and vendor disputes, cannot be predicted with certainty, management believes that the final outcome of these proceedings will have a material adverse effect on the Company’s future consolidated results of operations and financial position.

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

7. STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the nine months ended September 30, 2012 follows:

	Stock
	Options	Warrants

Outstanding at December 31, 2011	1,000,000	19,322,184

Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	(3,540,000)

Outstanding at September 30, 2012	1,000,000	15,782,184

Stock options outstanding at September 30, 2012 consist of:

Date	Number	Number	Exercise		Expiration
Granted	Outstanding	Exercisable	Price		Date

January 1, 2008	1,000,000	-	$0.10	(a)	June 30, 2013

Total	1,000,000	-

(a) Estimated since exercise price is to be determined based on future stock price

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

As of September 30, 2012, there was $4,537 of total unrecognized compensation cost relating to the 1,000,000 unexpired stock options granted to the Company’s Chief Executive Officer Richard DeCicco pursuant to the employment agreement described in Note 6. That cost is expected to be recognized in 2012.

The aggregate intrinsic value of the 1,000,000 fully vested stock options at September 30, 2012 is $0.

Warrants outstanding at September 30, 2012 consist of:

Date		Number	Number	Exercise	Expiration
Issued		Outstanding	Exercisable	Price	Date
November 8, 2007		811,250	811,250	$1.00	November 8, 2012
November 8, 2007		811,250	811,250	$1.50	November 8, 2012
March 5, 2008		192,500	192,500	$1.00	March 5, 2013
March 5, 2008		192,500	192,500	$1.50	March 5, 2013
June 10, 2008		27,500	27,500	$1.00	June 10, 2013
June 10, 2008		27,500	27,500	$1.50	June 10, 2013
June 10, 2008		25,000	25,000	$1.00	December 10, 2013
June 10, 2008		25,000	25,000	$1.50	December 10, 2013
June 11, 2008		30,000	30,000	$1.00	December 10, 2013
June 11, 2008		30,000	30,000	$1.50	December 10, 2013
July 2, 2008		110,000	110,000	$1.00	January 2, 2014
July 2, 2008		110,000	110,000	$1.50	January 2, 2014
July 23, 2008		50,000	50,000	$1.00	January 23, 2014
July 23, 2008		50,000	50,000	$1.50	January 23, 2014
August 11, 2008		1,000,000	1,000,000	$1.00	August 11, 2013
August 12, 2009	(A)	400,000	400,000	$1.00	August 12, 2014
August 12, 2009	(A)	533,334	533,334	$1.50	August 12, 2014
August 19, 2009		1,000,000	1,000,000	$0.01	August 19, 2014
August 19, 2009		1,000,000	1,000,000	$1.00	August 19, 2014
September 14, 2009		200,000	200,000	$1.00	September 14, 2014
September 14, 2009		200,000	200,000	$1.50	September 14, 2014
January 6, 2010		100,000	100,000	$0.22	January 4, 2015
January 13, 2009		100,000	100,000	$0.23	January 13, 2015
February 8, 2010		500,000	500,000	$1.00	February 8, 2015
February 8, 2010		500,000	500,000	$1.50	February 8, 2015
March 16,2010		2,000,000	2,000,000	$0.25	March 16, 2015
April 15, 2010		1,200,000	1,200,000	$0.20	April 15, 2013
April 19, 2010		4,556,350	4,556,350	$0.20	April 14, 2013
Total		15,782,184	15,782,184

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
September 30, 2012
(Unaudited)

8. DISCONTINUED OPERATIONS

On September 14, 2010 (see Note 1), the Company ceased operations of the Company’s wholly owned subsidiary Iconic Imports. Accordingly, the assets and liabilities and operations of Iconic Imports, Inc. have been presented as discontinued operations in the accompanying consolidated financial statements for the periods presented.

For the nine months ended September 30, 2012 and 2011, loss from discontinued operations consisted of:

	2012	2011
Revenues	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Selling, general and administrative expenses	-	-

Operating income	-	-

Interest expense (including amortization of debt discounts of $9,429 and $9,429, respectively)	59,422	59,241

Loss before income tax provision	(59,422)	(59,241)

Income tax provision	-	-

Loss from discontinued operations	$(59,422)	$(59,241)

The assets and liabilities of Iconic Imports at September 30, 2012 and December 31, 2011 consisted of:

	2012	2011
Assets
Current assets	$-	$784

Total assets	$-	$784

Liabilities
Current portion of debt	$544,235	$395,000
Accounts payable	1,219,768	1,219,768
Accrued interest payable	258,176	208,183
Other accrued expenses and other current liabilities	1,651,092	1,651,092
Current liabilities	3,673,271	3,474,043
Long – term debt	1,477,338	1,617,144
Total liabilities	5,150,609	5,091,187

Net liabilities	$(5,150,609)	$(5,091,187)

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

9. SUBSEQUENT EVENTS

Legal, Audit, and Consulting Fees Paid on Behalf of the Company Advanced by Two Noteholders

For the period from October 1, 2012 through March 20, 2013, two entity lenders (one holding $117,438 of the 0% loans payable aggregating $127,738 and one holding $10,000 of the 0% loans payable aggregating $127,738, the $30,000 6% convertible promissory note and the $70,000 12% convertible promissory notes at September 30, 2012 described in Note 3) paid legal, audit and accounting, and consulting fees on behalf of the Company as follows:

For the Period from October 1, 2012 through March 20, 2013
Legal fees	$5,770
Audit and accounting fees	7,500
Company’s stock transfer agent	3,004

Total	$16,274

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011:

Revenues

The Company did not generate any revenues for the three months ended September 30, 2012 or for the three months ended September 30, 2011.

Total Operating Expenses

During the three months ended September 30, 2012, total operating expenses were $29,323, which included $11,600 in professional fees, $6,573 for general and administrative expenses and $11,590 in interest expenses for Company’s debt, compared to total operating expenses of $19,131 for the three months ended September 30, 2010, which included $5,000 in professional fees, $4.535 for general and administrative expenses and $9,596 in interest expenses for Company’s debt.

Net loss

For the three months ended September 30, 2011, net loss was $39,061 compared with net loss for the three months ended September 30, 2012 of $49,253, which represents an increase of $10,192, or approximately 26%.

Comparison of Nine Months Ended September 30, 2012 and 2011:

Total Operating Expenses

During the nine months ended September 30, 2011, total operating expenses were $80,540, which included $32,750 in professional fees, $17,914 for general and administrative expenses and $29,876 in interest expenses for Company’s debt, compared to total operating expenses of $63,007 for the nine months ended September 30, 2012, which included $12,756 in professional fees, $15,643 for general and administrative expenses and $34,608 in interest expenses for Company’s debt.

Net loss

For the nine months ended September 30, 2011, net loss was $139,781 compared with net loss for the nine months ended September 30, 2012 of $122,429 which represents a decrease of $17,352 or approximately 12%.

Liquidity and Capital Resources

As of September 30, 2012 we had no cash or cash equivalents. On September 30, 2012, our total current liabilities were $4,101,471. We had a stockholders’ deficiency of $7,479,762 as of September 30, 2012.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2012, the Company had negative working capital of $4,101,471 and a stockholders’ deficiency of $7,479,762. Further, from inception to September 30, 2012, the Company incurred losses of $16,431,436. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by reorganizing and acquiring a new business. However, there is no assurance that the Company will be successful in accomplishing this objective. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive and Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012, the end of the period covered by this report and have concluded that our disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2012, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 13, 2013 the voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York filed on September 23, 2011 by Iconic Imports, Inc. (“Imports”), a wholly-owned subsidiary of the Company, was closed. The petition indicated that Imports had no assets and had liabilities of approximately $3,354,000.

As a result of the bankruptcy proceeding being closed, all litigation matters listed in the Company's Form 10-K/A filed with the Securities and Exchange Commission on November 6, 2012 involving Iconic Imports, Inc. were discharged.

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