Form 10-K
period 2012-12-31
Iconic Brands, Inc.
filed 2013-05-20
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

On May 20, 2013, the Company has 49,555,062 shares of common stock issued and outstanding.

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

On February 14, 2013, the Company issued a Convertible Promissory Note in the amount of $15,000 in exchange for the lender's payment of legal and audit and accounting fees totaling $15,000 on behalf of the Company. The Note bears interest at 9%, is due January 31, 2014, and is convertible at holder's option into Company common stock at a conversion price of $.02 per share (or a total of 750,000 shares of common stock). Additionally, in consideration for making this loan, the Company shall pay to the holder a fee equal to 10% of the original principal amount ($1,500) of this Note on the Maturity Date, which is also convertible at a conversion price of $.02 per share (or a total of 75,000 shares of common stock).

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

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

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

Employees

As of December 31, 2012, the Company had no employees other than its sole officer.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 2.   PROPERTIES

Currently the Company has no office space or other facilities.

ITEM 3.  LEGAL PROCEEDINGS

As indicated above, on March 13, 2013 the voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York filed on September 23, 2011 by Iconic Imports, Inc. (“Imports”), a wholly-owned subsidiary of the Company, was closed.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have three classes of equity securities: (i) common stock, par value $.00001 per share, 49,555,062 shares of which were outstanding as of December 31, 2011 (ii) Series A preferred stock, par value $.00001 per share of which 1 share was outstanding as of December 31, 2012, and (iii) Series B preferred stock, stated value $2.00 per share of which 916,603 shares were outstanding as of December 31, 2012.

Our common stock has been quoted on the OTC Bulletin Board under the symbol "ICNB.OB" since July 2009. There has been no active trading in the Company’s securities, and there has been no bid or ask prices quoted.

Holders

As of December 31, 2012, there were approximately 360 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

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

Going Concern Consideration

As of December 31, 2012, the Company had negative working capital of $4,154,105 and a stockholders’ deficiency of $7,536,518. Further, from inception to December 31, 2011, the Company incurred losses of $16,492,729. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by reorganizing and acquiring a new business. However, there is no assurance that the Company will be successful in accomplishing this objective. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Years ended December 31, 2012 and 2011

Revenues

The Company had no revenues for the years ended December 31, 2012 and December 31, 2011.

Total Expenses

Total expenses for the year ended December 31, 2012 was $106,748, as compared to $105,506 for the year ended December 31, 2011. This was comprised of professional fees of $40,370, interest expense of $46,198 and other general and administrative expenses of $20,180. This was similar for the total expenses for the year ended December 31, 2011 which consisted of professional fees of $37,750, interest expense of $45,307 and other general and administrative expenses of $22,449.

Years Ended December 31, 2011 and 2010

Results of Operations

Years ended December 31, 2011 and 2010

Sales:

Sales decreased by $371,113 or 100% from $371,313 for the year ended December 31, 2010 to $0 for the year ended December 31, 2011. The decrease in sales for the twelve months reflects the company’s inability to raise capital and to continue its business operations. As of September 28, 2010, the Company’s assets were sold at auction and the Company ceased its business operations.

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

As of December 31, 2012, the Company had no cash. For the period from January 1 2012 through February 21, 2013, two entity lenders (one holding $102,000 of the 0% loans payable aggregating $112,300 and one holding $10,000 of the 0% loans payable aggregating $112,300, the $30,000 6% convertible promissory note and the $70,000 12% convertible promissory notes at December 31, 2011) paid legal, audit and accounting, and consulting fees on behalf of the Company. The loans are due on demand and are not memorialized.

On February 14, 2013, the Company issued a Convertible Promissory Note in the amount of $15,000 in exchange for the lender's payment of legal and audit and accounting fees totaling $15,000 on behalf of the Company. The Note bears interest at 9%, is due January 31, 2014, and is convertible at holder's option into Company common stock at a conversion price of $.02 per share (or a total of 750,000 shares of common stock). Additionally, in consideration for making this loan, the Company shall pay to the holder a Lender Fee equal to 10% of the original principal amount ($1,500) of this Note on the Maturity Date, which is also convertible at a conversion price of $.02 per share (or a total of 75,000 shares of common stock). The loan is not memorialized.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Iconic Brands, Inc.

We have audited the accompanying consolidated balance sheets of Iconic Brands, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2012 and 2011 and the development stage period January 1, 2011 to December 31, 2012. Iconic Brands, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iconic Brands, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and the development stage period January 1, 2011 to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ZBS Goup, LLP.
ZBS Group, LLP. Melville, NY 11747

May 17, 2013

115 Broad Hollow Road, Suite 350 Melville, New York 11747
Tel: (516) 394-3344 Fax:  (516) 908-7867
www.zbscpas.com

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

Assets

Current assets:
Cash and cash equivalents	$-	$-
Current assets of discontinued operations (see Note 8)	-	-

Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficiency

Current liabilities:
Current portion of debt	$294,040	$268,800
Accounts payable	92,009	74,841
Accrued interest on Iconic Brands, Inc. debt	77,233	47,523
Current liabilities of discontinued operations (see Note 8)	3,690,823	3,474,043

Total current liabilities	4,154,105	3,865,207

Long term debt	71,869	55,381

Long term debt of discontinued operations (see Note 8)	1,477,338	1,617,144

Series B preferred stock, $2.00 per share stated value; designated 1,000,000 shares,
issued and outstanding 916,603 and 916,603 shares, respectively	1,833,206	1,833,206

Total liabilities	7,536,518	7,370,938

Stockholders' deficiency:
Preferred stock, $.00001 par value; authorized 100,000,000 shares,
Series A, designated 1 share, issued and outstanding 1 and 1 shares, respectively	1	1
Common stock, $.00001 par value; authorized 100,000,000 shares,
issued and committed to be issued and outstanding 54,361,412 and 54,361,412 shares, respectively	544	544
Additional paid-in capital	8,955,666	8,937,524
Accumulated deficit prior to development stage	(16,124,330)	(16,124,330)
Accumulated losses during the development stage period January 1, 2011 to December 31, 2012	(368,399)	(184,677)

Total stockholders' deficiency	(7,536,518)	(7,370,938)

Total liabilities and stockholders' deficiency	$-	$-

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations

	Year Ended December 31,		Development Stage Period January 1, 2011 to December 31,
	2012	2011	2012

Continuing operations:

Sales	$-	$-	$-

Expenses:
Professional fees	40,370	37,750	78,120
Other general and administrative expenses (including stock-based compensation of $18,142, $18,140, and $36,282, respectively)	20,180	22,449	42,629
Interest expense on Iconic Brands, Inc. debt (including amortization of debt discounts of $16,488, $16,488, and $32,976, respectively)	46,198	45,307	91,505

Total expenses	106,748	105,506	212,254

Loss from continuing operations	(106,748)	(105,506)	(212,254)

Loss from discontinued operations (see Note 8)	(76,974)	(79,171)	(156,145)

Net loss	$(183,722)	$(184,677)	$(368,399)

Net loss per common share - basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)
Total	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	54,361,412	54,275,615	54,319,546

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Changes in Stockholders' Deficiency
Development Stage Period January 1, 2011 to December 31, 2012

	Series A Preferred Stock, $.00001 par		Common Stock, $.00001 par		Additional Paid-In	Accumulated deficit prior to Development Stage	Accumulated losses during the development stage period January 1, 2011 to December 31,
	Shares	Amount	Shares	Amount	Capital	Period	2012	Total
Balance at January 1, 2011 (inception of development stage)	1	$1	52,519,307	$525	$8,915,903	$(16,124,330)	$-	$(7,207,901)

Partial conversion of 8% Promissory Note to common stock	-	-	1,842,105	19	3,481	-	-	3,500

Stock option expense	-	-	-	-	18,140	-	-	18,140

Net loss	-	-	-	-	-	-	(184,677)	(184,677)

Balance at December 31, 2011	1	1	54,361,412	544	8,937,524	(16,124,330)	(184,677)	(7,370,938)

Stock option expense	-	-	-	-	18,142	-	-	18,142

Net loss	-	-	-	-	-	-	(183,722)	(183,722)

Balance at December 31, 2012	1	$1	54,361,412	$544	$8,955,666	$(16,124,330)	$(368,399)	$(7,536,518)

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows

	Year Ended December 31,		Development Stage Period January 1, 2011 to December 31,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(183,722)	$(184,677)	$(368,399)
Loss from discontinued operations	76,974	79,171	156,145
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts charged to interest expense	16,488	16,488	32,976
Stock -based compensation	18,142	18,140	36,282
Legal, audit and accounting, and consulting fees paid by two lenders on behalf of the Company	25,240	49,050	74,290
Changes in operating assets and liabilities:
Accounts payable	17,168	(8,000)	9,168
Accrued expenses and other current liabilities	29,710	28,819	58,529
Net cash provided by (used in) operating activities - continuing operations	-	(1,009)	(1,009)
Net cash provided by (used in) operating activities - discontinued operations	-	784	784
Net cash provided by (used in) operating activities	-	(225)	(225)

Cash flows from investing activities
Loans from continuing operations to discontinued operations	-	-	-
Net cash provided by (used in) investing activities - continuing operations	-	-	-
Net cash provided by (used in) investing activities - discontinued operations	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Increases in debt	-	-	-
Repayment of debt	-	-	-
Net cash provided by (used in) financing activities - continuing operations	-	-	-
Net cash provided by (used in) financing activities - discontinued operations	-	-	-
Net cash provided by (used in) financing activities	-	-	-

Decrease in cash and cash equivalents	-	(225)	(225)
Cash and cash equivalents, beginning of period	-	225	225
Cash and cash equivalents, end of period	-	-	-
Less cash and cash equivalents of discontinued operations at end of period	-	-	-
Cash and cash equivalents of continuing operations at end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Non-cash, operating, investing and financing activities:
Legal, audit and accounting, and consulting fees paid by two lenders on behalf of the Company	$25,240	$49,050	$74,290
Shares of common stock issued to noteholders in satisfaction of debt and accrued interest	$-	$3,500	$3,500

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2012

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

On September 23, 2011, Iconic Imports, Inc. (“Imports”), a wholly owned subsidiary of Iconic Brands, Inc., filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. On March 28, 2013, the Company was advised by counsel that the case (Case No. 8-11-76814) was closed March 13, 2013 and that the claims scheduled were discharged. See Note 9.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2012, the Company had negative working capital of $4,154,105 and a stockholders’ deficiency of $7,536,518. Further, from inception to December 31, 2012, the Company incurred losses of $16,492,729. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by reorganizing and acquiring a new business. However, there is no assurance that the Company will be successful in accomplishing this objective. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(d) Fair Value of Financial Instruments

The Company’s financial instruments consist of current portion of debt, accounts payable, accrued expenses and other current liabilities, and long term debt. Except for long term debt, the fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short term maturity.

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
December 31, 2012

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

(j) Shipping and Handling Costs

Shipping and handling costs were reported as selling, general and administrative expenses in the accompanying statements of operations. For the years ended December 31, 2012 and 2011, shipping and handling costs were $0 and $0, respectively.

(k) Advertising

Advertising costs were expensed as incurred and were included in selling, marketing, and promotion expense. For the years ended December 31, 2012 and 2011, advertising expenses were $0 and $0, respectively.

(l) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation- Stock Compensation”. For the years ended December 31, 2012 and 2011, stock-based compensation totaled $18,142 and $18,140, respectively. These amounts consist of stock-based compensation given to the Company’s chief executive officer.

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

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2012

For the years ended December 31, 2012 and 2011, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Year Ended December 31,
	2012	2011
7% convertible notes and accrued interest	685,930	650,842
6% convertible notes and accrued interest	3,488,900,000	3,308,300,000
12% convertible notes and accrued interest	9,280,500,000	8,438,300,000
10% convertible notes and accrued interest	244,540	229,496
8% convertible note and accrued interest	3,810,752	269,383,333
Series B preferred stock owned by Capstone Capital Group I, LLC	71,109,620	1,163,940,317
Stock Options	-	-
Warrants	14,159,684	19,522,184

Total equivalent shares of common stock	12,859,410,526	13,200,326,172

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

3. DEBT

Debt relating to continuing operations:

Debt relating to Iconic Brands, Inc. consisted of the following at December 31, 2012 and December 31, 2011:

		2012	2011

Convertible promissory note, interest at 7%, due September 13, 2014, net of
unamortized discount of $28,131 and $44,619, respectively	(A)	$71,869	$55,381

Loans payable, interest at 0%, due on demand (see Note 9)	(C)	137,540	112,300

Convertible promissory note, interest at 6%, due June 30, 2010 (see Note 9)	(B)	30,000	30,000

Convertible promissory notes, interest at 12%, due June 30, 2010 (see Note 9)	(B)	70,000	70,000

Convertible promissory note, interest at 8% (default rate of 22%), due
February 7, 2011 (in default)	(A)	56,500	56,500

Total		365,909	324,181

Less current portion of debt		(294,040)	(268,800)

Long term debt		$71,869	$55,381
__________
(A) The $100,000 face value of the 7% convertible note outstanding at December 31, 2012 is convertible into shares of the Company’s common stock at a price of $0.50 per share. The $56,500 face value of the 8% convertible note outstanding at December 31, 2012 is convertible into shares of the Company’s common stock at a variable conversion price equal to 60% of the Market Price, as defined.

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

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2012

While the Company has not received any notice or indication from the lender of its intention to convert the $100,000 debt (or a portion thereof), if the lender does elect to convert the $100,000 of debt and related accrued interest at December 31, 2012 at the $0.00001 per share conversion rate it would require the Company to issue 12,769,400,000 common shares to this lender (or over 99% of the 12,823,761,412 shares of Company Common Stock outstanding after this lender’s conversion). However, by virtue of his ownership of the 1 share of Series A Preferred Stock, Mr. DeCicco would retain voting control of the Company.

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

(C) In the year ended December 31, 2012, the two entity lenders described in Note 9 paid legal, audit and accounting, and consulting fees totaling $25,240 on behalf of the Company, as follows:

Legal fees	$5,270
Audit and accounting fees	7,500
Company’s stock transfer agent	10,432
Consulting fees	2,038

Total	$25,240

At December 31, 2012, the debt relating to Iconic Brands, Inc. is due as follows:

Past due	$156,500
Year ending December 31, 2013	-
Year ending December 31, 2014	137,540

Total	394,040
Less debt discounts	28,131
Net	$365,909

Accrued interest payable on debt relating to Iconic Brands, Inc. consisted of:

	December 31, 2012	December 31, 2011

Convertible note, interest at 7%	$23,088	$16,070
Convertible note, interest at 6%	4,889	3,083
Convertible notes, interest at 12%	22,805	14,383
Convertible note, interest at 8% (default rate of 22%)	26,451	13,987

Total	$77,233	$47,523

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2012

Debt relating to discontinued operations:

Debt relating to the Company’s wholly-owned subsidiary Iconic Imports consisted of the following at December 31, 2012 and December 31, 2011:

		2012	2011

Promissory note, interest at 20%, due January 29, 2009 (in default)		$100,000	$100,000

Convertible promissory notes, interest at 10%, due October 25, 2007
to November 27, 2007 (in default)	(A)	75,000	75,000

Promissory notes, interest at 13%, due May 31, 2010 (in default)	(B)	220,000	220,000

Due Donald Chadwell (5% stockholder at December 31, 2012), interest at 0%,
no repayment terms		763,000	763,000

Due Richard DeCicco (officer, director and 29% stockholder at December 31,
2012) and affiliates, interest at 0%, no repayment terms		714,338	714,338

Convertible notes, interest at 7% (default rate of 14%), due August 27, 2012 to November 27, 2012, net of unamortized discounts of $0 and
$10,194, respectively (in default)	(A)	150,000	139,806

Total		2,022,338	2,012,144

Less current portion of debt		(545,000)	(395,000)

Long term debt		$1,477,338	$1,617,144
__________
(A) $225,000 total face value of convertible notes outstanding at December 31, 2012 is convertible into shares of the Company’s common stock at a price of $0.50 per share.

(B) The 13% promissory notes specify that the loan proceeds were for the purpose of purchasing containers of Danny DeVito’s Premium Limoncello and that the holder will be repaid the principal from the receivables of the sales of the Danny DeVito Premium Limoncello product as they are collected by the Company.

At December 31, 2012, the debt relating to Iconic Imports, Inc. is due as follows:

Past due	$545,000
No repayment terms (due two significant stockholders)	1,477,338

Total	2,022,338
Less debt discounts	-
Net	$2,022,338

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2012

Accrued interest payable on debt relating to Iconic Imports, Inc (included in current liabilities of discontinued operations in the accompanying consolidated balance sheets) consisted of:

	December 31, 2012	December 31, 2011

Convertible note, interest at 7%	$69,877	$59,351
Promissory note, interest at 20%	70,080	50,026
Promissory notes, interest at 13%	87,736	59,058
Convertible promissory notes, interest at 10%	47,270	39,748

Total	$274,963	$208,183

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
December 31, 2012

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

5. INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2012 and 2011 since the Company incurred net losses in these periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of December 31, 2012 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the consolidated financial statements at December 31, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2012

6. COMMITMENTS AND CONTINGENCIES

Lease – Company Evicted from Facility

The Company occupied its facilities in Freeport, New York up until March 2009 under a month to month agreement at a monthly rent of $14,350. In March 2009, the Company moved its facilities to Lindenhurst, New York pursuant to a three year lease agreement providing for annual rentals ranging from $85,100 to $90,283. Provided certain conditions were met, the Company had an option to renew the lease for an additional two years at annual rentals ranging from $92,991 to $95,781. On September 14, 2010, the Second District Court of Suffolk County issued a Warrant of Eviction removing the Company from its facilities. At December 31, 2012 and December 31, 2011, accounts payable of Iconic Imports, Inc. (discontinued operations) includes $22,913 of unpaid rent due to the former Lindenhurst landlord and $450,021 of unpaid rent and penalties due the Freeport landlord.

For the years ended December 31, 2012 and 2011, rent expense was $0 and $0, respectively.

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
December 31, 2012

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

At December 31, 2012 and December 31, 2011, accrued expenses and other current liabilities of Iconic Imports, Inc. (discontinued operations) includes approximately $528,000 in unpaid compensation due the Chief Executive Officer. For the years ended December 31, 2012 and 2011, selling, general and administrative expenses of Iconic Imports, Inc. (discontinued operations) includes $0 and $0 in compensation for the Chief Executive Officer.

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
December 31, 2012

The $16,850 estimated fair value of the 300,000 options (using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, 4% risk free interest rate, 100% volatility, and term of 3.5 years) was amortized over the 3 year term of the employment agreement.

At December 31, 2012 and December 31, 2011, accrued expenses and other current liabilities of Iconic Imports, Inc. (discontinued operations) includes approximately $233,000 in unpaid compensation due the Chief Financial Officer. For the years ended December 31, 2012 and 2011, selling, general and administrative expenses of Iconic Imports, Inc. (discontinued operations) includes $0 and $0 in compensation for the former Chief Financial Officer.

Litigation

The Company is party to a variety of legal proceedings brought by suppliers and creditors. We accrue for these items as losses become probable and can be reasonably estimated. Most of the amounts sought have already been provided for through previous charges to operations and are included in Company liabilities at December 31, 2012 and December 31, 2011. While the results of these legal proceedings, which principally involve debt and lease default obligations and vendor disputes, cannot be predicted with certainty, management believes that the final outcome of these proceedings will have a material adverse effect on the Company’s future consolidated results of operations and financial position.

7. STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the years ended December 31, 2012 and 2011 follows:

	Stock
	Options	Warrants

Outstanding at December 31, 2010	1,300,000	20,722,184

Granted and Issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	(300,000)	(1,400,000)

Outstanding at December 31, 2011	1,000,000	19,322,184

Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	(5,162,500)

Outstanding at December 31, 2012	1,000,000	14,159,684

Stock options outstanding at December 31, 2012 consist of:

Date	Number	Number	Exercise		Expiration
Granted	Outstanding	Exercisable	Price		Date

January 1, 2008	1,000,000	-	$0.10	(a)	June 30, 2013

Total	1,000,000	-
____________
(a) Estimated since exercise price is to be determined based on future stock price.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2012

As of December 31, 2012, there was $0 of total unrecognized compensation cost relating to the 1,000,000 unexpired stock options granted to the Company’s Chief Executive Officer Richard DeCicco pursuant to the employment agreement described in Note 6.

The aggregate intrinsic value of the 1,000,000 fully vested stock options at December 31, 2012 is $0.

Warrants outstanding at December 31, 2012 consist of:

Date		Number	Number	Exercise	Expiration
Issued		Outstanding	Exercisable	Price	Date
March 5, 2008		192,500	192,500	$1.00	March 5, 2013
March 5, 2008		192,500	192,500	$1.50	March 5, 2013
June 10, 2008		27,500	27,500	$1.00	June 10, 2013
June 10, 2008		27,500	27,500	$1.50	June 10, 2013
June 10, 2008		25,000	25,000	$1.00	December 10, 2013
June 10, 2008		25,000	25,000	$1.50	December 10, 2013
June 11, 2008		30,000	30,000	$1.00	December 10, 2013
June 11, 2008		30,000	30,000	$1.50	December 10, 2013
July 2, 2008		110,000	110,000	$1.00	January 2, 2014
July 2, 2008		110,000	110,000	$1.50	January 2, 2014
July 23, 2008		50,000	50,000	$1.00	January 23, 2014
July 23, 2008		50,000	50,000	$1.50	January 23, 2014
August 11, 2008		1,000,000	1,000,000	$1.00	August 11, 2013
August 12, 2009	(A)	400,000	400,000	$1.00	August 12, 2014
August 12, 2009	(A)	533,334	533,334	$1.50	August 12, 2014
August 19, 2009		1,000,000	1,000,000	$0.01	August 19, 2014
August 19, 2009		1,000,000	1,000,000	$1.00	August 19, 2014
September 14, 2009		200,000	200,000	$1.00	September 14, 2014
September 14, 2009		200,000	200,000	$1.50	September 14. 2014
January 6, 2010		100,000	100,000	$0.22	January 4, 2015
January 13, 2010		100,000	100,000	$0.23	January 13, 2015
February 8, 2010		500,000	500,000	$1.00	February 8, 2015
February 8, 2010		500,000	500,000	$1.50	February 8, 2015
March 16, 2010		2,000,000	2,000,000	$0.25	March 16, 2015
April 15, 2010		1,200,000	1,200,000	$0.20	April 15, 2013
April 19, 2010		4,556,350	4,556,350	$0.20	April 14, 2013

Total		14,159,684	14,159,684
___________
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
December 31, 2012

8. DISCONTINUED OPERATIONS

On September 14, 2010 (see Note 1), the Company ceased operations of the Company’s wholly owned subsidiary Iconic Imports. Accordingly, the assets and liabilities and operations of Iconic Imports, Inc. have been presented as discontinued operations in the accompanying consolidated financial statements for the periods presented.

For the years ended December 31, 2012 and 2011, loss from discontinued operations consisted of:

	2012	2011
Revenues	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Selling, general and administrative expenses	-	-

Operating income	-	-

Interest expense (including amortization of debt discounts of $10,194 and $12,572, respectively)	76,974	79,171

Loss before income tax provision	(76,974)	(79,171)

Income tax provision	-	-

Loss from discontinued operations	$(76,974)	$(79,171)

The assets and liabilities of Iconic Imports at December 31, 2012 and December 31, 2011 consisted of:

	2012	2011
Assets
Current assets	$-	$-

Total assets	$-	$-

Liabilities
Current portion of debt	$545,000	$395,000
Accounts payable	1,219,768	1,219,768
Accrued interest payable	274,963	208,183
Other accrued expenses and other current liabilities	1,651,092	1,651,092
Current liabilities	3,690,823	3,474,043
Long – term debt	1,477,338	1,617,144
Total liabilities	5,168,161	5,091,187

Net liabilities	$(5,168,161)	$(5,091,187)

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2012

9. SUBSEQUENT EVENTS

Legal, Audit, and Consulting Fees Paid on Behalf of the Company Advanced by Two Noteholders

For the period from January 1, 2013 through March 20, 2013, two entity lenders (one holding $127,238 of the 0% loans payable aggregating $137,540 and one holding $10,000 of the 0% loans payable aggregating $137,540, the $30,000 6% convertible promissory note and the $70,000 12% convertible promissory notes at December 31, 2012 described in Note 3) paid legal and audit and accounting fees on behalf of the Company as follows:

For the Period from January 1, 2013 through March 20, 2013
Legal fees	$2,500
Audit and accounting fees	2,500

Total	$5,000

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

Iconic Imports, Inc. Petition for Relief under Chapter 7 of the United States Bankruptcy Code

On September 23, 2011, Iconic Imports, Inc. (“Imports”), a wholly owned subsidiary of Iconic Brands, Inc., filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. On March 28, 2013, the Company was advised by counsel that the case (Case No. 8-11-76814) was closed March 13, 2013 and that the claims scheduled were discharged.

As a result of the discharge of Imports’ indebtedness, the Company expects to recognize a gain from the discharge of Iconic Imports, Inc. indebtedness of approximately $5,180,000 in the three months ended March 31, 2013.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2012, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2012.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2012, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation

Richard J. DeCicco

Richard DeCicco has been serving as our President, Chief Executive Officer and a director since January 1, 2008. The terms of his compensation are set forth in his Employment agreement, dated January 23, 2008 (“DeCicco Employment Agreement”). DeCicco Employment Agreement, provides for a term of 5 years, commencing on January 1, 2008, which can be extended by a written agreement of the parties. The agreement provides for annual compensation ranging from $265,000 to $350,000. In addition, if the Company enters into an agreement and further sells any brand in the Company’s portfolio, Mr. DeCicco will receive 5% of such sale. Mr. DeCicco is also entitled to incentive bonus compensation, stock and/or options in accordance with Company policies established by the Board of Directors. The agreement provides for the grant of a non-qualified ten year option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price which shall represent a discount to the market price. Mr. DeCicco has the right to terminate the agreement upon 60 days notice to the Company for any reason. Pursuant to the terms of the agreement, if Mr. DeCicco is absent from work because of illness or incapacity cumulatively for more than 2 months in addition to vacation time in any calendar year, the Company may terminate the agreement upon 30 days written notice. The agreement also provides that the agreement may be terminated upon 90 days notice to Mr. DeCicco if: (A) there is a sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (B) there is a sale, exchange or disposition of 50% of the outstanding shares of the Company’s outstanding stock; (C) the Company terminates its business or liquidates its assets; or (D) there is a merger or consolidation of the Company in which the Company’s shareholders receive less than 50% of the outstanding voting shares of the new or continuing corporation. Mr. DeCicco shall be entitled to severance pay in the amount of 2 years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances

As of fiscal years ended December 31, 2012 and 2011, no payments were made to Mr. DeCicco on his 2012 and 2011 salary. However 400,000 stock options vested in his favor as of December 2010 (200,000 stock options which were scheduled to be vested on December 31, 2010 were not vested due to the Company's current financial position). The vested stock options shall be exercisable until June 30, 2018 at the exercise price of $.10 per share.

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

							Non-	Nonqualified
Name							Equity	Deferred	All
and					Stock	Option	Incentive	Compensation	Other
Principal		Salary		Bonus	Awards	Awards	Plan	Earnings	Compensation	Total
Position	Year	(US$)		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard DeCicco	2012		(1)(2)
President, CEO	2011		(1)(2)	0	0	0	0	0	0	0
_______________
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

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2012.

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

Compensation of Directors

During the fiscal year ended December 31, 2012, no director received any type of compensation from the Company in exchange for their services as directors. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of May 20, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 49,555,062 shares of our common stock issued and outstanding as of May 20, 2013. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o David Lubin & Associates, PLLC 10 Union Avenue Suite 5 Lynbrook, New York 11563.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Richard DeCicco	16,375,090	(1)	33.04%

Donald Chadwell	2,592,982		5.23%

Directors and Officers as a group (1 person)	16,375,090		33.04%
____________
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$12,500	ZBS Group LLP.
2011	$12,500	ZBS Group LLP

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

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

10.13	Form of Subscription Agreement (filed as Exhibit 10.13 to the Amended Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 19, 2011).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2009)

23.1	Consent of ZBS Group LLP

31	Certification of Chief Executive Officer and Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on 20th day of May 2013.

Iconic Brands, Inc.

By:	/s/ Richard DeCicco
Richard DeCicco
President (Principal Executive, Financial and Accounting Officer)