Form 10-Q
period 2013-03-31
Iconic Brands, Inc.
filed 2013-06-10
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,555,062 shares of common stock, $0.0001 par value, issued and outstanding as of June 5, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Iconic Brands, Inc.

We have reviewed the consolidated balance sheets of Iconic Brands, Inc. (a development stage company) as of March 31, 2013, and the related consolidated statements of operations and cash flows for the three-month period then ended, and for the development stage period from January 1, 2011 to March 31, 2013. These consolidated financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Iconic Brands, Inc. as of December 31, 2012, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended (not presented herein); and in our report dated May 17, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the company has limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZBS Group, LLP

Melville, NY
June 10, 2013

115 Broad Hollow Road, Suite 350 Melville, New York 11747
Tel: (516) 394-3344 Fax: (516) 908-7867
www.zbscpas.com

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Current assets of discontinued operations (see Note 8)	-	-

Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficiency

Current liabilities:
Current portion of debt	$259,304	$294,040
Accounts payable	91,637	92,009
Accrued interest on Iconic Brands, Inc. debt	30,379	77,233
Current liabilities of discontinued operations (see Note 8)	-	3,690,823

Total current liabilities	381,320	4,154,105

Long term debt	-	71,869

Long term debt of discontinued operations (see Note 8)	-	1,477,338

Series B preferred stock, $2.00 per share stated value; designated 1,000,000 shares,
issued and outstanding 916,603 and 916,603 shares, respectively	1,833,206	1,833,206

Total liabilities	2,214,526	7,536,518

Stockholders' deficiency:
Preferred stock, $.00001 par value; authorized 100,000,000 shares,
Series A, designated 1 share, issued and outstanding 1 and 1 shares, respectively	1	1
Common stock, $.00001 par value; authorized 100,000,000 shares,
issued and committed to be issued and outstanding 54,361,412 and 54,361,412 shares, respectively	544	544
Additional paid-in capital	8,955,666	8,955,666
Accumulated deficit prior to development stage period	(16,124,330)	(16,124,330)
Retained earnings (accumulated losses) during the development stage period January 1, 2011 to March 31, 2013	4,953,593	(368,399)

Total stockholders' deficiency	(2,214,526)	(7,536,518)

Total liabilities and stockholders' deficiency	$-	$-

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Development Stage Period January 1, 2011 to March 31,
	2013	2012	2013

Sales	$-	$-	$-

Expenses:
Professional fees	21,500	-	99,620
Other general and administrative expenses (including stock-based compensation of $0, $4,535 and $36,282, respectively)	-	2,881	42,629
Interest expense on Iconic Brands, Inc. debt (including amortization of debt discounts of $3,490, $4,122 and $36,466, respectively)	10,009	11,509	101,514

Total expenses	31,509	14,390	243,763

Loss from continuing operations	(31,509)	(14,390)	(243,763)

Income (loss) from discontinued operations (see Note 8)	5,353,501	(19,746)	5,197,356

Net income (loss)	$5,321,992	$(34,136)	$4,953,593

Basic income (loss) per common share:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.10	(0.00)
Total	$0.10	$(0.00)

Diluted income (loss) per common share:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.00	(0.00)
Total	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	54,361,412	54,361,412
Diluted	13,126,483,801	54,361,412

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		Development Stage Period January 1, 2011 to March 31,
	2013	2012	2013

Cash flows from operating activities
Net income (loss)	$5,321,992	$(34,136)	$4,953,593
Loss (income) from discontinued operations	(5,353,501)	19,746	(5,197,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts charged to interest expense	3,490	4,122	36,466
Stock -based compensation	-	4,535	36,282
Legal, audit and accounting, and consulting fees paid by two lenders on behalf of the Company	6,872	-	81,162
Changes in operating assets and liabilities:
Accounts payable	(372)	(1,654)	8,796
Accrued expenses and other current liabilities	6,519	7,387	65,048
Net cash used in operating activities - continuing operations	(15,000)	-	(16,009)
Net cash provided by operating activities - discontinued operations	-	-	784
Net cash used in operating activities	(15,000)	-	(15,225)

Cash flows from investing activities
Loans from continuing operations to discontinued operations	-	-	-
Net cash provided by (used in) investing activities - continuing operations	-	-	-
Net cash provided by (used in) investing activities - discontinued operations	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Increases in debt	15,000	-	15,000
Repayment of debt	-	-	-
Net cash provided by (used in) financing activities - continuing operations	15,000	-	15,000
Net cash provided by (used in) financing activities - discontinued operations	-	-	-
Net cash provided by (used in) financing activities	15,000	-	15,000

Decrease in cash and cash equivalents	-	-	(225)
Cash and cash equivalents, beginning of period	-	-	225
Cash and cash equivalents, end of period	-	-	-
Less cash and cash equivalents of discontinued operations at end of period	-	-	-
Cash and cash equivalents of continuing operations at end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Non-cash, operating, investing and financing activities:

Legal, audit and accounting, and consulting fees paid by two lenders on behalf of the Company	$6,872	$-	$81,162
Shares of common stock issued to noteholders in satisfaction of debt and accrued interest	$-	$-	$3,500

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
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

On August 20, 2010, the Company and Seven Cellos LLC terminated a License Agreement relating to the distribution of an alcoholic beverage known as “Danny DeVito’s Premium Limoncello”. In the year ended December 31, 2010, this brand accounted for approximately 96% of total sales.

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

On September 23, 2011, Iconic Imports, Inc. (“Imports”), a wholly owned subsidiary of Iconic Brands, Inc., filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. On March 28, 2013, the Company was advised by counsel that the case (Case No. 8-11-76814) was closed March 13, 2013 and that the claims scheduled were discharged. See Notes 6 and 8.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2013, the Company had negative working capital of $381,320 and a stockholders’ deficiency of $2,214,526. Further, from inception to March 31, 2013, the Company incurred losses of $11,170,737. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by reorganizing and acquiring a new business. However, there is no assurance that the Company will be successful in accomplishing this objective. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b) Interim Financial Statements

The unaudited financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the periods ended March 31, 2013 and 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Form 10-K filed May 20, 2013.

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

The following table provides a reconciliation of the basic and diluted net income per common share computation for the three months ended March 31, 2013:

Numerator:
Net income – basic	$5,321,992
Add: Interest expense on convertible notes	10,069
Net income – diluted	$5,332,061

Denominator:
Weighted average shares outstanding – basic	54,361,412
6% convertible notes and accrued interest	3,533,200,000
12% convertible notes and accrued interest	9,487,000,000
Series B preferred stock owned by Capstone Capital Group I, LLC	50,922,389
Warrants	1,000,000
Weighted average shares outstanding - diluted	13,126,483,801

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

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

3. DEBT

Debt relating to continuing operations:

Debt relating to Iconic Brands, Inc. consisted of the following at March 31, 2013 and December 31, 2012:

		March 31, 2013	December 31, 2012

Convertible promissory note, interest at 7%, due September 13, 2014, net of
unamortized discount of $0 and $28,131, respectively	(A)	$-	$71,869

Loans payable, interest at 0%, due on demand	(C)	144,112	137,540

Convertible promissory note, interest at 6%, due June 30, 2010	(B)	30,000	30,000

Convertible promissory notes, interest at 12%, due June 30, 2010	(B)	70,000	70,000

Convertible promissory note, interest at 8% (default rate of 22%), due
February 7, 2011 (in default)	(A)	-	56,500

Convertible promissory note, interest at 9%, due January 31, 2014, net of
unamortized discount of $1,308 at March 31, 2013	(D)	15,192	-

Total		259,304	365,909

Less current portion of debt		(259,304)	(294,040)

Long term debt		$-	$71,869

(A) The $100,000 face value of the 7% convertible note outstanding at December 31, 2012 was convertible into shares of the Company’s common stock at a price of $0.50 per share. The $56,500 face value of the 8% convertible note outstanding at December 31, 2012 was convertible into shares of the Company’s common stock at a variable conversion price equal to 60% of the Market Price, as defined. As a result of the discharge of the claims scheduled in the voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code on March 13, 2013 (see Notes 6 and 8), we have reversed this debt and recognized a gain from the United States Bankruptcy Court Discharge of Indebtedness (included in income from discontinued operations).

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

While the Company has not received any notice or indication from the lender of its intention to convert the $100,000 debt (or a portion thereof), if the lender does elect to convert the $100,000 of debt and related accrued interest at March 31, 2013 at the $0.00001 per share conversion rate it would require the Company to issue 13,020,200,000 common shares to this lender (or over 99% of the 13,074,561,412 shares of Company Common Stock outstanding after this lender’s conversion). However, by virtue of his ownership of the 1 share of Series A Preferred Stock, Mr. DeCicco would retain voting control of the Company.

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

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

(C) For the periods presented, two entity lenders (one holding $134,112 of the 0% loans payable aggregating $144,112 and one holding $10,000 of the 0% loans payable aggregating $144,112, the $30,000 6% convertible promissory note and the $70,000 12% convertible promissory notes at March 31, 2013) paid legal, audit and accounting, and consulting fees on behalf of the Company as follows:

	Three Months ended March 31,	Year Ended December 31,
	2013	2012	2011
Legal fees	$2,500	$5,270	$27,500
Audit and accounting fees	2,500	7,500	17,500
Company’s stock transfer agent	1,872	10,432	-
Consulting fees	-	2,038	4,050

Total	$6,872	$25,240	$49,050

The amounts advanced bear no interest and are due on demand, but are not evidenced by a promissory note.

(D) On February 14, 2013, the Company issued a Convertible Promissory Note in the amount of $15,000 in exchange for the lender's payment of legal and audit and accounting fees totaling $15,000 on behalf of the Company. The Note bears interest at 9%, is due January 31, 2014, and is convertible at the holder's option into Company common stock at a conversion price of $.02 per share (or a total of 750,000 shares of common stock). Additionally, in consideration for making this loan, the Company shall pay to the holder a Lender Fee equal to 10% of the original principal amount ($1,500) of this Note on the Maturity Date, which is also convertible at a conversion price of $.02 per share (or a total of 75,000 shares of common stock).

At March 31, 2013, the debt relating to Iconic Brands, Inc. is due as follows:

Past due	$100,000
Year ending March 31, 2014	160,612

Total	260,612
Less debt discounts	(1,308)
Net	$259,304

Accrued interest payable on debt relating to Iconic Brands, Inc. consisted of:

	March 31, 2013	December 31, 2012

Convertible note, interest at 7%	$-	$23,088
Convertible note, interest at 6%	5,332	4,889
Convertible notes, interest at 12%	24,877	22,805
Convertible note, interest at 8% (default rate of 22%)	-	26,451
Convertible note, interest at 9%	170	-

Total	$30,379	$77,233

Debt relating to discontinued operations:

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

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Debt relating to the Company’s wholly-owned subsidiary Iconic Imports consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Promissory note, interest at 20%, due January 29, 2009 (in default)	$-	$100,000

Convertible promissory notes, interest at 10%, due October 25, 2007
to November 27, 2007 (in default) (A)	-	75,000

Promissory notes, interest at 13%, due May 31, 2010 (in default) (B)	-	220,000

Due Donald Chadwell (5% stockholder at December 31, 2012), interest at 0%,
no repayment terms	-	763,000

Due Richard DeCicco (officer, director and 29% stockholder at December 31,
2012) and affiliates, interest at 0%, no repayment terms	-	714,338

Convertible notes, interest at 7% (default rate of 14%), due August 27, 2012
to November 27, 2012 (in default) (A)	-	150,000

Total	-	2,022,338

Less current portion of debt	-	(545,000)

Long term debt	$-	$1,477,338

(A) $225,000 total face value of convertible notes outstanding at December 31, 2012 was convertible into shares of the Company’s common stock at a price of $0.50 per share.

(B) The 13% promissory notes specify that the loan proceeds were for the purpose of purchasing containers of Danny DeVito’s Premium Limoncello and that the holder would have been repaid the principal from the receivables of the sales of the Danny DeVito Premium Limoncello product as they were collected by the Company.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Accrued interest payable on debt relating to Iconic Imports, Inc (included in current liabilities of discontinued operations in the accompanying consolidated balance sheets) consisted of:

	March 31, 2013	December 31, 2012

Convertible note, interest at 7%	$-	$69,877
Promissory note, interest at 20%	-	70,080
Promissory notes, interest at 13%	-	87,736
Convertible promissory notes, interest at 10%	-	47,270

Total	$-	$274,963

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
March 31, 2013
(Unaudited)

On January 18, 2011, the Company issued 1,842,105 shares of Iconic common stock to Asher Enterprises, Inc. (“Asher”) pursuant to Asher’s Notice of Conversion to convert $3,500 debt at a price of $0.0019 per share, resulting in the reduction of debt due to Asher from $60,000 to $56,500.

Of the 54,361,412 shares of common stock issued and committed to be issued at March 31, 2013 and December 31, 2012, 4,806,350 shares were committed to be issued but not yet issued, as follows:

Number of Shares
April 19, 2010 satisfaction of $455,635 debt in exchange for Company commitment to issue to the respective 5 creditors a total of 4,556,350 shares of its common stock and 4,556,350 three year warrants exercisable at $0.20 per share	4,556,350

April 19, 2010 commitment to issue 250,000 shares of its common stock to a noteholder in consideration of the noteholder’s extension of the due date from March 31, 2010 to May 31, 2010 of a $110,000 promissory note	250,000

Total	4,806,350

5. INCOME TAXES

No provision for income taxes was recorded in the three months ended March 31, 2013 and 2012 since the Company incurred net losses in these periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of March 31, 2013 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the consolidated financial statements at March 31, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2013	March 31, 2012
Federal income tax benefit attributable to:
Net operating loss carryover	$3,798,051	$5,556,669
Less: variation allowance	$3,798,051	$5,556,669
Net provision for Federal income taxes	$0	$0

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at March 31, 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the year ended December 31, 2012, the Company recognized no interest and penalties.

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2004 to December 31, 2012 remain open to examination by the U.S. Internal Revenue Service, and state authorities. In addition, federal and state tax authorities can generally reduce our net operating loss (but not create taxable income) for a period outside of the statue of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statue of limitations. The Company has not filed its 2011 tax return.

6. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to a variety of legal proceedings brought by suppliers and creditors. We accrue for these items as losses become probable and can be reasonably estimated. Most of the amounts sought have already been provided for through previous charges to operations and were included in Company liabilities at December 31, 2012.

Most of the amounts sought relate to our subsidiary Iconic Imports, Inc. (“Imports”). We believe that those claims applicable to Imports have been discharged as a result of the closure of Imports’ Petition for Relief under Chapter 7 of the United States Bankruptcy Code on March 13, 2013 (see Notes 1 and 8). As a result, we have reversed those loss accruals (as well as all other liabilities) applicable to Imports (and recognized a Gain from United States Bankruptcy Court Discharge of Indebtedness of $5,366,639) in the three months ended March 31, 2013.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)
7. STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the years ended December 31, 2011 and 2012 and for the three months ended March 31, 2013 follows:

	Stock
	Options	Warrants

Outstanding at December 31, 2010	1,300,000	20,722,184

Granted and Issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	(300,000)	(1,400,000)

Outstanding at December 31, 2011	1,000,000	19,322,184

Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	(5,162,500)

Outstanding at December 31, 2012	1,000,000	14,159,684

Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	(385,000)

Outstanding at March 31, 2013	1,000,000	13,774,684

Stock options outstanding at March 31, 2013 consist of:

Date	Number	Number	Exercise		Expiration
Granted	Outstanding	Exercisable	Price		Date

January 1, 2008	1,000,000	-	$0.10	(a)	June 30, 2013

Total	1,000,000	-

(a) Estimated since exercise price is to be determined based on future stock price.

The aggregate intrinsic value of the 1,000,000 fully vested stock options at March 31, 2013 is $0.

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)
Warrants outstanding at March 31, 2013 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
June 10, 2008	27,500	27,500	$1.00	June 10, 2013
June 10, 2008	27,500	27,500	$1.50	June 10, 2013
June 10, 2008	25,000	25,000	$1.00	December 10, 2013
June 10, 2008	25,000	25,000	$1.50	December 10, 2013
June 11, 2008	30,000	30,000	$1.00	December 11, 2013
June 11, 2008	30,000	30,000	$1.50	December 11, 2013
July 2, 2008	110,000	110,000	$1.00	January 2, 2014
July 2, 2008	110,000	110,000	$1.50	January 2, 2014
July 23, 2008	50,000	50,000	$1.00	January 23, 2014
July 23, 2008	50,000	50,000	$1.50	January 23, 2014
August 11, 2008	1,000,000	1,000,000	$1.00	August 11, 2013
August 12, 2009	400,000	400,000	$1.00	August 12, 2014
August 12, 2009	533,334	533,334	$1.50	August 12, 2014
August 19, 2009	1,000,000	1,000,000	$0.01	August 19, 2014
August 19, 2009	1,000,000	1,000,000	$1.00	August 19, 2014
September 14, 2009	200,000	200,000	$1.00	September 14, 2014
September 14, 2009	200,000	200,000	$1.50	September 14, 2014
January 6, 2010	100,000	100,000	$0.22	January 6, 2015
January 13, 2010	100,000	100,000	$0.23	January 13, 2015
February 8, 2010	500,000	500,000	$1.00	February 8, 2015
February 8, 2010	500,000	500,000	$1.50	February 8, 2015
March 16, 2010	2,000,000	2,000,000	$0.25	March 16, 2015
April 15, 2010	1,200,000	1,200,000	$0.20	April 15, 2013
April 19, 2010	4,556,350	4,556,350	$0.20	April 19, 2013

Total	13,774,684	13,774,684

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

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

For the three months ended March 31, 2013 and 2012, income (loss) from discontinued operations consisted of:

	2013	2012
Revenues	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Selling, general and administrative expenses	-	-

Operating income	-	-

Gain from United States Bankruptcy Court discharge of indebtedness	5,366,639	-

Interest expense (including amortization of debt discounts of $0 and $3,143, respectively)	(13,138)	(19,746)

Income (loss) before income tax provision	5,353,501	(19,746)

Income tax provision	-	-

Income (loss) from discontinued operations	$5,353,501	$(19,746)

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

The assets and liabilities of Iconic Imports at March 31, 2013 and December 31, 2012 consisted of:

	2013	2012
Assets
Current assets	$-	$-

Total assets	$-	$-

Liabilities
Current portion of debt	$-	$545,000
Accounts payable	-	1,219,768
Accrued interest payable	-	274,963
Other accrued expenses and other current liabilities	-	1,651,092
Current liabilities	-	3,690,823
Long – term debt	-	1,477,338
Total liabilities	-	5,168,161

Net liabilities	$-	$(5,168,161)

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012:

Revenues

The Company did not generate any revenues for the three months ended March 31, 2013 or for the three months ended March 31, 2012.

Total Operating Expenses

During the three months ended March 31, 2013, total operating expenses were $31,509, which included $21,500 for professional fees and interest expense on parent debt of $10,009. During the three months ended March 31, 2012, total operating expenses were $14,390, which included $2,881 for general and administrative expenses and $11,509 in interest expenses for Company’s debt. The increase of $17,119 was primarily a result of professional fees during the March 31, 2013 period.

Net loss

For the three months ended March 31, 2013, net loss was $5,321,992 as compared to the net loss for the three months ended March 31, 2012 of $34,136. The net loss resulted from the discounted operations of the Company.

Liquidity and Capital Resources

As of March 31, 2013 we had no cash or cash equivalents and current liabilities were $381,320. We had a stockholders’ deficiency of $2,214,526 as of March 31, 2013.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

As of March 31, 2013, the Company had negative working capital of $381,320 and a stockholders’ deficiency of $2,214,526. Further, from inception to March 31, 2013, the Company incurred losses of $11,170,737. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by reorganizing and acquiring a new business. However, there is no assurance that the Company will be successful in accomplishing this objective. The consolidated financial.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive and Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, the end of the period covered by this report and have concluded that our disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2013, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ICONIC BRANDS, INC.

Dated: June 10, 2013	By:	/s/ Richard DeCicco
	Name:	Richard DeCicco
	Title:	President (Principal Executive, Financial and Accounting Officer)