Form 10-Q/A
period 2013-03-31
Iconic Brands, Inc.
filed 2014-02-03
CIK 1350073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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
Item 1.  Financial Statements

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Current assets of discontinued operations (see Note 8)	-	-

Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficiency

Current liabilities:
Current portion of debt	$315,804	$294,040
Accounts payable	91,637	92,009
Accrued interest on Iconic Brands, Inc. debt	59,282	77,233
Current liabilities of discontinued operations (see Note 8)	-	3,690,823

Total current liabilities	466,723	4,154,105

Long term debt	-	71,869

Long term debt of discontinued operations (see Note 8)	-	1,477,338

Series B preferred stock, $2.00 per share stated value; designated 1,000,000 shares,
issued and outstanding 916,603 and 916,603 shares, respectively	1,833,206	1,833,206

Total liabilities	2,299,929	7,536,518

Stockholders' deficiency:
Preferred stock, $.00001 par value; authorized 100,000,000 shares,
Series A, designated 1 share, issued and outstanding 1 and 1 shares, respectively	1	1
Common stock, $.00001 par value; authorized 100,000,000 shares,
issued and committed to be issued and outstanding 54,361,412 and 54,361,412 shares, respectively	544	544
Additional paid-in capital	8,955,666	8,955,666
Accumulated deficit prior to development stage period	(16,124,330)	(16,124,330)
Retained earnings (accumulated losses) during the development stage period January 1, 2011 to March 31, 2013	4,868,190	(368,399)

Total stockholders' deficiency	(2,299,929)	(7,536,518)

Total liabilities and stockholders' deficiency	$-	$-

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Development Stage Period January 1, 2011 to March 31,
	2013	2012	2013

Sales	$-	$-	$-

Expenses:
Professional fees	21,500	-	99,620
Other general and administrative expenses (including stock-based compensation of $0, $4,535 and $36,282, respectively)	-	2,881	42,629
Interest expense on Iconic Brands, Inc. debt (including amortization of debt discounts of $3,490, $4,122 and $36,466, respectively)	10,009	11,509	101,514

Total expenses	31,509	14,390	243,763

Loss from continuing operations	(31,509)	(14,390)	(243,763)

Income (loss) from discontinued operations (see Note 8)	5,268,098	(19,746)	5,111,953

Net income (loss)	$5,236,589	$(34,136)	$4,868,190

Basic income (loss) per common share:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.10	(0.00)
Total	$0.10	$(0.00)

Diluted income (loss) per common share:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.00	(0.00)
Total	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	54,361,412	54,361,412
Diluted	13,126,483,801	54,361,412

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		Development Stage Period January 1, 2011 to March 31,
	2013	2012	2013

Cash flows from operating activities
Net income (loss)	$5,236,589	$(34,136)	$4,868,190
Loss (income) from discontinued operations	(5,268,098)	19,746	(5,111,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts charged to interest expense	3,490	4,122	36,466
Stock -based compensation	-	4,535	36,282
Legal, audit and accounting, and consulting fees paid by two lenders on behalf of the Company	6,872	-	81,162
Changes in operating assets and liabilities:
Accounts payable	(372)	(1,654)	8,796
Accrued expenses and other current liabilities	6,519	7,387	65,048
Net cash used in operating activities - continuing operations	(15,000)	-	(16,009)
Net cash provided by operating activities - discontinued operations	-	-	784
Net cash used in operating activities	(15,000)	-	(15,225)

Cash flows from investing activities
Loans from continuing operations to discontinued operations	-	-	-
Net cash provided by (used in) investing activities - continuing operations	-	-	-
Net cash provided by (used in) investing activities - discontinued operations	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Increases in debt	15,000	-	15,000
Repayment of debt	-	-	-
Net cash provided by (used in) financing activities - continuing operations	15,000	-	15,000
Net cash provided by (used in) financing activities - discontinued operations	-	-	-
Net cash provided by (used in) financing activities	15,000	-	15,000

Decrease in cash and cash equivalents	-	-	(225)
Cash and cash equivalents, beginning of period	-	-	225
Cash and cash equivalents, end of period	-	-	-
Less cash and cash equivalents of discontinued operations at end of period	-	-	-
Cash and cash equivalents of continuing operations at end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Non-cash, operating, investing and financing activities:

Legal, audit and accounting, and consulting fees paid by two lenders on behalf of the Company	$6,872	$-	$81,162
Shares of common stock issued to noteholders in satisfaction of debt and accrued interest	$-	$-	$3,500

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
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2013, the Company had negative working capital of $466,723 and a stockholders’ deficiency of $2,299,929. Further, from inception to March 31, 2013, the Company incurred losses of $11,256,140. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by reorganizing and acquiring a new business. However, there is no assurance that the Company will be successful in accomplishing this objective. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The following table provides a reconciliation of the basic and diluted net income per common share computation for the three months ended March 31, 2013:

Numerator:
Net income – basic	$5,236,589
Add: Interest expense on convertible notes	10,069
Net income – diluted	$5,246,658

Denominator:
Weighted average shares outstanding – basic	54,361,412
6% convertible notes and accrued interest	3,533,200,000
12% convertible notes and accrued interest	9,487,000,000
Series B preferred stock owned by Capstone Capital Group I, LLC	50,922,389
Warrants	1,000,000
Weighted average shares outstanding - diluted	13,126,483,801

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

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

3. DEBT

Debt relating to continuing operations:

Debt relating to Iconic Brands, Inc. consisted of the following at March 31, 2013 and December 31, 2012:

		March 31, 2013	December 31, 2012

Convertible promissory note, interest at 7%, due September 13, 2014, net of
unamortized discount of $0 and $28,131, respectively	(A)	$-	$71,869

Loans payable, interest at 0%, due on demand	(C)	144,112	137,540

Convertible promissory note, interest at 6%, due June 30, 2010	(B)	30,000	30,000

Convertible promissory notes, interest at 12%, due June 30, 2010	(B)	70,000	70,000

Convertible promissory note, interest at 8% (default rate of 22%), due
February 7, 2011 (in default)	(A)	56,500	56,500

Convertible promissory note, interest at 9%, due January 31, 2014, net of
unamortized discount of $1,308 at March 31, 2013	(D)	15,192	-

Total		315,804	365,909

Less current portion of debt		(315,804)	(294,040)

Long term debt		$-	$71,869

(A) The $100,000 face value of the 7% convertible note outstanding at December 31, 2012 was convertible into shares of the Company’s common stock at a price of $0.50 per share. The $56,500 face value of the 8% convertible note outstanding at December 31, 2012 is convertible into shares of the Company’s common stock at a variable conversion price equal to 60% of the Market Price, as defined. As a result of the discharge of the claims scheduled in the voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code on March 13, 2013 (see Notes 6 and 8), we have reversed the 71,869 carrying value of the $100,000 face value 7% convertible note less $28,131 unamortized discount and recognized a gain from the United States Bankruptcy Court Discharge of Indebtedness (included in income from discontinued operations).

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

At March 31, 2013, the debt relating to Iconic Brands, Inc. is due as follows:

Past due	$100,000
Year ending March 31, 2014	160,612

Total	260,612
Less debt discounts	(1,308)
Net	$259,304

Accrued interest payable on debt relating to Iconic Brands, Inc. consisted of:

	March 31, 2013	December 31, 2012

Convertible note, interest at 7%	$-	$23,088
Convertible note, interest at 6%	5,332	4,889
Convertible notes, interest at 12%	24,877	22,805
Convertible note, interest at 8% (default rate of 22%)	28,903	26,451
Convertible note, interest at 9%	170	-

Total	$59,282	$77,233

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

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2013	March 31, 2012
Federal income tax benefit attributable to:
Net operating loss carryover	$3,827,088	$5,556,669
Less: variation allowance	$3,827,088	$5,556,669
Net provision for Federal income taxes	$0	$0

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

Most of the amounts sought relate to our subsidiary Iconic Imports, Inc. (“Imports”). We believe that those claims applicable to Imports have been discharged as a result of the closure of Imports’ Petition for Relief under Chapter 7 of the United States Bankruptcy Code on March 13, 2013 (see Notes 1 and 8). As a result, we have reversed those loss accruals (as well as all other liabilities) applicable to Imports (and recognized a Gain from United States Bankruptcy Court Discharge of Indebtedness of $5,281,236) in the three months ended March 31, 2013.

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

Iconic Brands, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

For the three months ended March 31, 2013 and 2012, income (loss) from discontinued operations consisted of:

	2013	2012
Revenues	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Selling, general and administrative expenses	-	-

Operating income	-	-

Gain from United States Bankruptcy Court discharge of indebtedness	5,281,236	-

Interest expense (including amortization of debt discounts of $0 and $3,143, respectively)	(13,138)	(19,746)

Income (loss) before income tax provision	5,268,098	(19,746)

Income tax provision	-	-

Income (loss) from discontinued operations	$5,268,098	$(19,746)

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

Net income (loss)

For the three months ended March 31, 2013, net income was $5,236,589 as compared to the net loss for the three months ended March 31, 2012 of $34,136. The net change was primarily a result from the discharge of indebtedness..

Liquidity and Capital Resources

As of March 31, 2013 we had no cash or cash equivalents and current liabilities were $466,723. We had a stockholders’ deficiency of $2,299,929 as of March 31, 2013.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

As of March 31, 2013, the Company had negative working capital of $466,723 and a stockholders’ deficiency of $2,214,526. Further, from inception to March 31, 2013, the Company incurred losses of $11,256,140. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by reorganizing and acquiring a new business. However, there is no assurance that the Company will be successful in accomplishing this objective.

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

ICONIC BRANDS, INC.

Dated: February 3, 2014	By:	/s/ Richard DeCicco
	Name:	Richard DeCicco
	Title:	President (Principal Executive, Financial and Accounting Officer)