Form 10-K
period 2018-12-31
Iconic Brands, Inc.
filed 2019-04-16
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 333-227420

Iconic Brands, Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-2594704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10300 W. Charleston Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 201-6450

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as June 30, 2018 was approximately $6,660,800, based on the last sale price of $1.20 on June 29, 2018.

As of April 12, 2019, there were 6,254,515 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

None.

ICONIC BRANDS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

Cautionary Statement Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

Iconic Brands, Inc., formerly Paw Spa, Inc. (“Iconic Brands,” the “Company,” “Iconic,” “we,” “us,” or “our”), was incorporated in the State of Nevada on October 21, 2005. Effective December 31, 2016, we closed on a May 15, 2015 agreement to acquire a 51% interest in BiVi LLC, the brand owner of “BiVi 100 percent Sicilian Vodka,” and closed on a December 13, 2016 agreement to acquire a 51% interest in Bellissima Spirits LLC.

BiVi LLC was organized in Nevada on May 4, 2015. Bellissima Spirits LLC was organized in Nevada on November 23, 2015.

Acquisition of BiVi

On May 15, 2015, the Company entered into a Securities Exchange Agreement, by and among the members of BiVi LLC under which the Company acquired a 51% majority interest in BiVi LLC in exchange for the issuance (a) 4,000 shares of restricted common stock and (b) 1,000 shares of newly created Series C Convertible Preferred Stock.

Under the terms of the Securities Exchange Agreement, the Company shall provide working capital, from time to time, of up to $750,000 pursuant to a Working Capital Facility, which shall be repaid by BiVi LLC from working capital generated from BiVi LLC’s operations. Provided that, in the event that the Company fails to provide working capital of at least $40,000.00 per month, and such failure shall continue for a period of sixty (60) calendar days thereafter then BiVi LLC may, at its option, by written notice to the Company, declare a default. In the event of such default, the Company shall surrender the Majority Interest back to the other members of BiVi LLC for retirement and the Holders of the Series C Preferred Stock shall surrender all outstanding shares back to Iconic for retirement (“BiVi Unwind”). In the event of the BiVi Unwind, BiVi LLC shall issue a 5% promissory note to the Company with a principal amount equal to the then outstanding unpaid balance of the Working Capital Facility advanced to BiVi LLC prior to the Unwind, payable upon the acquisition of the majority of the outstanding stock or assets of BiVi LLC, including but not limited to the BiVi Brand of products, by a third party, but in no event later than 36 months from issuance.

Prior to the closing, BiVi LLC was beneficially owned and controlled by Richard DeCicco, the Majority shareholder, President, CEO and Director of Iconic Brands, Inc.

A copy of the Securities Exchange Agreement was attached to our Form 8-K filed with the SEC on May 21, 2015 as Exhibit 4.1. The description of the Agreement herein is qualified by the terms of the full text of the agreement attached thereto and the terms thereof are incorporated herein by reference.

Acquisition of Bellissima Spirits LLC

On December 13, 2016, we entered into a Securities Purchase Agreement with Bellissima Spirits LLC and Bellissima Spirits LLC’s members under which we acquired a 51% Majority Interest in Bellissima Spirits LLC in exchange for the issuance of a total of 10 shares of newly designated Iconic Series D Convertible Preferred Stock.

Our Business

Iconic Brands is a beverage company that develops, from inception to completion, alcoholic beverages for itself and third parties. Iconic Brands also markets and places the products into national distribution through long standing industry relationships. Iconic is also a leader in “Celebrity Branding” of beverages, procuring superior and unique products from around the world and branding its products with internationally recognized celebrities.

BiVi LLC produces and markets BiVi 100 percent Sicilian Vodka. BiVi LLC’s mission is to promote and support the sales endeavors of the distribution network through targeted and national marketing endeavors and working with the celebrity partner Mr. Chazz Palminteri.

Bellissima Spirits LLC entered into a License Agreement with Christie Brinkley, Inc. an entity owned by Christie Brinkley, to use Brinkley’s endorsement, signature, and other intellectual property owned by Bellissima Spirits LLC. Bellissima by Christie Brinkley is a line of Organic Prosecco. The line includes a DOC Brut, Sparkling Rose and a Zero Sugar, Zero Carb option which are All Natural and Gluten Free with all Certified Organic and Vegan.

Bellissima Spirits LLC produces it products in Treviso, Italy. The products are produced at a winery that has invested an enormous amount of time and financial resources to produce and deliver Bellissima Prosecco and Sparkling Wines. We have a “one stop” shop with our winery partners and they manage all of the procurement of all raw materials required to produce a finished product of either the DOC Brut, Sparkling Rose Pinot Grigio and our Zero Sugar, Zero Carb Sparkling Wine Expression.

We distribute all of our products through United Spirits Inc. (“United Sprits”), a variable interest entity of the Company, pursuant to a Distribution Agreement. United Spirits distributes and wholesales our products and is our licensed importer and wholesaler. The Distribution Agreement provides United Spirits the exclusive right through 2025 to sell our products for an agreed distribution fee equal to $1.00 per case of product sold. United Spirits holds all state and federal licenses to distribute the our products.

Our products are produced overseas and shipped to the United States by United Spirits, either directly to its distributors or to United Spirits’ warehouse. Products that are shipped to the warehouse are then shipped via ground freight to wholesalers or distributors to fulfill orders as they are placed.

By law, United Spirits can only sell our alcoholic products to a licensed United States wholesaler or distributor. Wholesalers and distributors then sell the product to licensed retailers for “on” or “off” premise consumption. An “on” premise retailer is an establishment where the alcohol is consumed, such as a bar or restaurant. An “off” premise retailer is an establishment where alcohol is sold for consumption elsewhere, such as a liquor store or, in some state jurisdictions, a supermarket.

One of United Spirits’ distributors, Southern Glazer’s Wine and Spirits, LLC, purchased a $2.1 million order during the fourth quarter of 2017 for sales to Publix Supermarkets. The order was related to a holiday program, and it was authorized for all of Publix’s seven markets: Florida, Georgia, Tennessee, Alabama, North Carolina, South Carolina and Virginia. The program featured Bellissima Prosecco and Sparkling Wines in all Publix stores for the 2017 holiday season. The brand also was featured as the “BOGO” (Buy One Get One) brand in Publix's circular that ran in early January 2018. As a condition of being included in the promotion, the Company was required to provide a $597,138 rebate for each product sold during this promotion. Note, we do not sell directly to Publix or any retail licensee. All of our sales must be made through United Spirits to wholesalers and distributors, who then distribute to retailers.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation.

Competition

The beverage alcohol industry is highly competitive. We compete on the basis of quality, price, brand recognition and distribution strength. Our beverage alcohol products compete with other alcoholic and non-alcoholic beverages for consumer purchases, as well as shelf space in retail stores, restaurant presence and wholesaler attention. We compete with numerous multinational producers and distributors of beverage alcohol products, some of which have greater resources than we do. Our principal competitors include La Marca Prosecco owned by Gallo, Mionetto and a large number of independent small importers with a significant number of competitive products. We also compete with Diageo, the largest drinks company in the world, and others such as Constellation Brands, William Grant and Sons and Jim Beam Brands to name a few.

With the release of our new line of Aperitis, “Bella Sprizz” we are in direct competition with Gruppo Campari the producer of Aperol. The Elderflower version of Bella Sprizz is competing with the category Leader St. Germain. Management is confident that with our very aggressive price point on the Bella Sprizz Line coupled with the incredible packaging and liquid quality we will quickly carve our niche in the category.

Governmental Regulation of the Wine Industry

The production and sale of wine is subject to extensive regulation by the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau and state liquor commissions and agencies.

In addition, most states in which our wines are sold impose varying excise taxes on the sale of alcoholic beverages. Prompted by growing government budget shortfalls and public reaction against alcohol abuse, government entities often consider legislation that could potentially affect the taxation of alcoholic beverages. Excise tax rates being considered are often substantial. The ultimate effects of such legislation, if passed, cannot be assessed accurately. Any increase in the taxes imposed on wines can be expected to have a potentially adverse impact on overall sales of such products. However, the impact may not be proportionate to that experienced by distributors of other alcoholic beverages and may not be the same in every state.

The agreements we have in place with United Spirits and Dan Kay International provide the required licensing conduits that allow us to capture the sales relative to alcoholic beverages in the United States. The United States alcohol beverage business is based upon what is known as a “three-tier system.” The three tiers consist of an import or supplier tier if the product is domestically produced. The second tier is the wholesale tier. The third tier is known as the retail tier, consisting of an on and off premise split. The import/supply tier sells to the wholesale tier that then sells to the retail tier.

United Spirits possesses the import/supply tier licensing as well as the required licenses in the states where we sell alcoholic beverages to the wholesale tier. We have contracted with United Spirits to facilitate the sales of the products using the licensing United Spirits has in place. This is a common third party provider relationship in the United States alcohol beverage business.

Dan-Kay International is the company that we contract warehousing services for the alcohol beverage products that come to rest in the United States. Dan-Kay maintains a required New York State warehousing license. This license has a level allowing the third party warehousing classified as “product of others.”

Employees

As of the date hereof, we have one operations employee in addition to our officers and directors Our officers and directors will continue to work for us for the foreseeable future. We anticipate hiring appropriate personnel on an as-needed basis, and utilizing the services of independent contractors as needed.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company, we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein.

Any investment in our common stock involves a high degree of risk. You should consider carefully the following information, together with the other information contained in this Annual Report, before you decide to buy our common stock. If one or more of the following events actually occurs, our business will suffer, and as a result our financial condition or results of operations will be adversely affected. In this case, the market price, if any, of our common stock could decline, and you could lose all or part of your investment in our common stock.

Currently, our focus is on the production and distribution of our alcoholic beverages. We face risks in selling our current products and in developing new product candidates and eventually bringing them to market. We also face risks that our business model may become obsolete. The following risks are material risks that we face. If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

Risk Factors Related to the Business of the Company

We face inventory risk, and if it fails to predict accurately demand for products, we may face write-downs or other charges.

We are exposed to inventory risks that may adversely affect operating results as a result of new product launches, changes in product cycles and pricing, limited shelf-life of certain of our products, changes in consumer demand, and other factors. We endeavor to predict accurately, based on information from retailers and reasonable assumptions, the expected demand for our products in order to avoid excessive inventory. Demand for products, however, can change significantly between the time of production and the date of sale. It may be more difficult to make accurate predictions regarding new products.

We are exposed to disruptions in our supply chain that could have a substantial adverse impact on our ability to produce our wines and the cost of our raw materials.

We are exposed to production risks, especially in the case of Bellissima Prosecco and Sparking Wines due to weather conditions. The growing and harvest of the grapes we need to make our wines are directly affected by the weather. Adverse weather conditions would decrease the availability of grapes, increase the cost of grapes, and have a negative impact on our profitability.

We produce our wines at two production facilities: one in Sicily, Italy (BiVi) and another in Treviso, Italy (Bellissima). A disruption from fire or other catastrophic event at one of these facilities would halt production and have a material adverse effect on our financial condition.

We have a history of losses, and may not achieve or maintain profitability in the future.

We have had a limited number of quarters or years of profitability and historically raised additional capital to meet its growth needs. Our losses from operations and our inability to raise sufficient working capital have resulted in negative equity and working capital positions as shown on our Balance Sheets at December 31, 2017 and 2018.

We expect to make significant investments in order to develop and expand our business, which, we believe, will result in additional sales, marketing and general and administrative expenses that will require increased sales to recover these additional costs. Once we become a fully reporting company, we expect to continue to incur legal, accounting, and other administrative expenses that are material. Our revenue has been subject to volatility in recent periods and this volatility may cause us to not cover our costs and successfully compete in the highly competitive alcohol market.

We face significant competition which could adversely affect profitability.

The wine industry is intensely competitive. Our wines compete in several super-premium and ultra-premium wine market segments with many other super-premium and ultra-premium domestic and foreign wines, with imported wines coming from the Burgundy and Bordeaux regions of France, as well as Italy, Chile, Argentina, South Africa and Australia. Our wines also compete with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by independent distributors, many of which carry extensive brand portfolios. As a result of this intense competition there has been and may continue to be upward pressure on selling and promotional expenses. In addition, the wine industry has experienced significant consolidation. Many competitors have greater financial, technical, marketing and public relations resources. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers’ costs. There can be no assurance that in the future we will be able to successfully compete with current competitors or that we will not face greater competition from other wineries, beverage manufacturers and distributors.

Because a significant amount of our business is made through retail outlets any change in relationships with the retail partners could harm the business.

Our agreements with direct retail partners are informal and therefore subject to change. If one or more of the direct retail partners chose to purchase fewer products, or we are forced to reduce the prices, our sales and profits would be reduced and the business would be harmed.

We will need additional funding in the future, and if we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product candidate development programs, commercial efforts, or sales efforts.

Producing and marketing our developed products is costly. We will need to raise substantial additional capital in the future in order to execute our business plan and help us and our collaboration partners fund the development and commercialization of our product candidates.

We may intend to finance future cash needs through public or private equity offerings and may also use debt financings or strategic collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants and may result in high interest expense. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our product candidates, processes and technologies or our development projects or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts of our operations. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

We may engage in strategic transactions that fail to enhance shareholder value.

From time to time, we may consider possible strategic transactions, including the potential acquisitions or licensing of products or technologies or acquisition of companies, and other alternatives with the goal of maximizing shareholder value. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair shareholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

We are dependent on the services of key personnel and failure to attract qualified management could limit our growth and negatively impact our results of operations.

We are highly dependent on our Chief Executive Officer. We will continue to depend on his industry experience. At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced operations management personnel could have a material adverse effect on our financial condition and results of operations.

We distribute our products through an entity wholly-owned and controlled by our Chief Executive Officer and if he were to leave, this relationship may end.

We have entered into a Distribution Agreement with United Spirits, Inc. (“United Spirits”) for United Spirits to distribute and wholesale our products and to act as the licensed importer and wholesaler. The Distribution Agreement provides United Spirits the exclusive right through 2025 to sell our products for an agreed distribution fee equal to $1.00 per case of product sold. United Spirits is owned and managed by Richard DeCicco, our controlling shareholder, President, CEO, and Director.

United Spirits is a variable interest entity of the Company. Because we are the primary beneficiary of United Spirits, United Spirits’ assets, liabilities and operations have been consolidated in our financial statements. See Note 5 to the Consolidated Financial Statements for the years ended December, 2018 and 2017. However, we do not own United Spirits and Mr. DeCicco has sole ownership and authority with respect to the operations of United Spirits. These decisions may impact the Company in a way that may not be favorable to all of our shareholders. Potential acquirers of the Company will not include United Spirits when determining the value of the Company and this may have an adverse impact on the value of consideration that shareholders may receive if the Company is acquired.

Certain shareholders may elect to enforce certain provisions of a Registration Rights Agreement that would require us to pay certain liquidated damages and affect our profitability.

We have entered into Registration Rights Agreements with certain shareholders described in further detail in our latest Prospectus (filed on February 1, 2019, File No. 333-227420) under “Registration Rights Agreement” on page 12 and below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 14. If we cannot meet certain obligations under this agreement, these shareholders have the right to collect partial liquidated damages equal to 1.0% multiplied by the total amount they have invested. These partial liquidated damages are payable at the time of breach and each month thereafter that the breach is not cured (up to a maximum of 6.0% of the total amount invested). Interest will accrue at a rate of 18% per annum on any amount due under this provision that is not paid within seven days after the date payable.

The Registration Rights Agreement required us to file an initial registration statement by June 8, 2018, but we filed the initial registration statement on September 19, 2018. While we have a verbal agreement with these shareholders to extend the filing deadline in the Registration Rights Agreement, these shareholders may seek to enforce their rights to partial liquidated damages. If this were to occur, we would be forced to pay back part of the investment they received, plus interest. This payment would reduce the cash available for us to conduct our operations, causing us to slow our growth or seek additional financing that may not be advantageous to our business.

Risks Related To Our Common stock

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

•	variations in our operating results and market conditions specific to companies in our industry;

•	changes in financial estimates or recommendations by securities analysts;

•	announcements of innovations or new products or services by us or our competitors;

•	the emergence of new competitors;

•	operating and market price performance of other companies that investors deem comparable;

•	changes in our board or management;

•	sales or purchases of our common stock by insiders;

•	commencement of, or involvement in, litigation;

•	changes in governmental regulations; and

•	general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry or the stock market in general, experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to the board of directors and management.

If we are unable to pay the costs associated with being a public, reporting company, we may be forced to discontinue operations.

We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, we may be forced to discontinue operations.

If we do not continue to meet the eligibility requirements of the OTCQB, our common stock may be removed from the OTCQB and moved for quotation on the OTC Pink tier of the marketplace maintained by OTC Markets Group, Inc., which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. The OTCQB requires a minimum bid price of $0.01. If the bid price goes below $0.01, we may be removed from the OTCQB. If we are removed from the OTCQB, our stock will be quoted on the OTC Pink tier. Broker-dealers often decline to trade in over-the-counter stocks that are quoted on the OTC Pink tier given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

If we move down to the OTC Pink tier from the OTCQB tier, we may be unable to restore eligibility for quotation of our common stock on the OTCQB tier and this will have a negative impact on our market price. The OTC Pink marketplace also does not provide as much liquidity as the OTCQB. Many broker-dealers will not trade or recommend OTC Pink stocks for their clients. Because the OTCQB generally increases transparency by maintaining higher reporting standards and requirements and imposing management certification and compliance requirements, broker-dealers are more likely to trade stocks on the OTCQB marketplace.

Our principal shareholder has the ability to exert significant control in matters requiring shareholder approval and could delay, deter, or prevent a change in control of our company.

Richard DeCicco, our Chief Executive Officer and Director, owns one (1) share of our Series A Preferred Stock (the only shares of our Series A Preferred Stock that is authorized, issued and outstanding). This share of Series A Preferred Stock gives Mr. DeCicco two (2) votes for every one (1) vote of our outstanding voting securities. As a result, he has a majority of the outstanding votes of common shareholders and the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because he controls this share, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. DeCicco could result in management making decisions that are in his best interest and not in the best interest of other shareholders, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to Mr. DeCicco and our current management team.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board presently intends to follow a policy of retaining earnings, if any.

We have the right to issue additional common stock and preferred stock without consent of shareholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We are authorized to issue up to 200,000,000 shares of common stock, of which there were 6,254,515 shares issued and outstanding as of February 7, 2019. We currently have 3,115,198 warrants and 7,577,994 Series E Shares issued and outstanding.

In addition, our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. We have designated and authorized, one (1) share of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, 1,000 shares of Series C Preferred Stock, and 10 shares of Series D Convertible Preferred Stock. As of February 7, 2019, there were issued and outstanding (i) one (1) share of our Series A Convertible Preferred Stock, (ii) no shares of our Series B Convertible Preferred Stock, (iii) 1,000 shares of our Series C Preferred Stock, (iv) 10 shares of our Series D Convertible Preferred Stock, and 7,577,994 shares of our Series E Convertible Preferred Stock.

The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation. We have designated five series of preferred stock, four of which have shares issued and outstanding.

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors, as a group, are the owners of 246,594 shares of our common stock, representing approximately 3.9% of our total issued shares, with shares of Series D Preferred Stock that they may convert to acquire another 6,756,395 shares of our common stock, representing approximately 51.9% of our total issued and outstanding shares of common stock after conversion. Each individual officer and director may be able to sell up to 1% of our outstanding common stock (currently approximately 62,545 shares) every ninety (90) days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price. However, our officers and directors have entered into Lock-Up Agreements and have agreed to refrain from selling any shares of our common stock for 90 days after the effective date of the registration statement

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years; (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years; or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are only predictions and involve known and unknown risks and uncertainties, including the risks outlined under “Risk Factors” and elsewhere in this annual report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We are not under any duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results, unless required by law.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we are voluntarily disclosing that, except for comments with respect to our registration statement filed on September 19, 2018, which comments were resolved prior to the effectiveness of the registration statement on December 26, 2018, we have not received any written comments from the Commission staff more than 180 days before the end of our fiscal year to which this Annual Report relates regarding our periodic or current reports under the Securities Exchange Act of 1934 and that remain unresolved.

ITEM 2 – PROPERTIES

We lease our office and warehouse space in North Amityville, New York from United Spirits. On March 27, 2018, we entered into a lease extension with United Spirits. The extension has a term of three years from February 1, 2018 to January 31, 2021 and provides for monthly rent of $4,478.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “ICNB.” Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2018 and 2017, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Reverse Stock Split

Effective January 18, 2019, shares of our common stock were subject to a 1-for-250 reverse stock split which reduced the issued and outstanding shares of common stock at December 31, 2018 from 1,359,941,153 shares to 5,439,765 shares. The table below has been retrospectively adjusted to reflect this reverse stock split.

Fiscal Year		Transaction Prices
Ended December 31,	Period	High	Low
2018	Fourth Quarter	$1.300	$0.640
	Third Quarter	$1.250	$0.075
	Second Quarter	$1.425	$0.750
	First Quarter	$1.450	$0.775

2017	Fourth Quarter	$2.375	$1.125
	Third Quarter	$3.500	$0.900
	Second Quarter	$4.975	$2.150
	First Quarter	$8.475	$2.050

2016	Fourth Quarter	$3.000	$0.025
	Third Quarter	$0.300	$0.025
	Second Quarter	$0.125	$0.025
	First Quarter	$1.250	$0.075

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of February 7, 2019, there were 6,254,515 shares of our common stock issued and outstanding and held by 119 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have a stock option or grant plan.

Recent Issuance of Unregistered Securities

The following sales of equity securities occurred during the three month period ended December 31, 2018:

See the disclosure under “Securities Purchase Agreements” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 15, which is incorporated herein by reference.

The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Summary Overview

We are a beverage company with expertise in developing, from inception to completion, alcoholic beverages for ourselves and third parties. We also market and place products into national distribution through long standing industry relationships. We engage in “Celebrity Branding” of beverages, procuring products from around the world and branding products with internationally recognized celebrities.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation.

Our Products

BiVi LLC, our subsidiary, is made up of BiVi 100 percent Sicilian Vodka. BiVi LLC’s mission is to promote and support the sales endeavors of the distribution network through targeted and national marketing endeavors and working with celebrity partner Chazz Palminteri.

Bellissima Spirits LLC, our subsidiary, entered into a License Agreement with Christie Brinkley, Inc. an entity owned by Christie Brinkley, to use Brinkley’s endorsement, signature, and other intellectual property owned by Bellissima Spirits LLC. Bellissima by Christie Brinkley is a line of Organic Prosecco. The line includes a DOC Brut, Sparkling Rose and a Zero Sugar, Zero Carb option which are All Natural and Gluten Free with all Certified Organic and Vegan.

Reverse Stock Split

Effective January 18, 2019, shares of our common stock were subject to a 1-for-250 reverse stock split which reduced the issued and outstanding shares of common stock at December 31, 2018 from 1,359,941,153 shares to 5,439,765 shares. The discussion below and the accompanying financial statements have been retrospectively adjusted to reflect this reverse stock split.

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2018 and 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. Until we are able to grow revenues sufficient to meet our operating expenses, we must continue to raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements.

Results of Operations for the Years Ended December 31, 2018 and 2017

Introduction

We had Sales of $566,136 and $3,219,881 for the years ended December 31, 2018 and 2017, respectively. Our Cost of Sales were $324,989 and $1,786,626 for the years ended December 31, 2018 and 2017, respectively. Our operating expenses were $2,500,217 and $1,264,519, for the years ended December 31, 2018 and 2017, respectively. Our operating expenses consisted mostly of professional fees, marketing and advertising costs, occupancy costs, and travel and entertainment. During the year ended December 31, 2018, we also incurred expenses for a special promotion program with a customer of $597,138, described in further detail below.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Increase /
	2018	2017	(Decrease)

Sales	$566,136	$3,219,881	$(2,653,745)
Cost of Sales	324,989	1,786,626	(1,461,637)
Gross Profit	241,147	1,433,255	(1,192,108)

Operating expenses:
Officers compensation	341,250	250,000	91,250
Special promotion program	597,138	-	597,138
Royalties	33,664	321,741	(288,077)
Professional fees	558,667	87,671	470,996
Marketing and advertising	285,593	84,013	201,580
Travel and entertainment	238,060	141,821	96,239
Other operating expenses	281,544	379,273	(97,729)
Total operating expenses	2,500,217	1,264,519	1,235,698

Net operating income (loss)	(2,259,070)	168,736	(2,427,806)
Other income (expense)	(2,591,548)	4,074,147	(6,665,695)

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	693,364	(276,505)	969,869

Net income (loss)	$(4,157,254)	$3,966,378	$(8,123,632)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka and Bellissima Prosecco and Sparkling Wine. Sales were $566,136 for the year ended December 31, 2018 compared to $3,219,881 for the year ended December 31, 2017, a decrease of $2,653,745, or [82]%. The 82% decrease in sales in 2018 over 2017 is primarily due to a large sale of our Bellissima product into the Florida Market in the fourth quarter of 2017. This sale was not repeated in 2018 as the customer sold through the product.

Cost of Sales

Cost of sales for the year ended December 31, 2018 were $324,989 compared to $1,786,626 during the year ended December 31, 2017, a decrease of $1,461,637. Cost of sales includes the cost of the products purchased from our Italian suppliers, freight-in costs and import duties. The decreased cost of sales in the current period was primarily due to higher sales in 2017 compared to 2018 as explained above.

Officers Compensation

Officers compensation for the year ended December 31, 2018 was $341,250 compared to $250,000 for the year ended December 31, 2017, an increase of $91,250 or 37%.

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements have a term of 24 months (to March 31, 2020). The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. For the year ended December 31, 2018, we have accrued a total of $311,250 officers compensation pursuant to these two Employment Agreements. In 2018, the accrued compensation was allocated 50% to Iconic ($155,625), 40% to Bellissima ($124,500), and 10% to BiVi ($31,125).

Professional and Consulting Fees

Professional and consulting fees expense was $558,667, for the year ended December 31, 2018, compared to $87,671, for the year ended December 31, 2017, an increase of $470,996, or about 637%.

Professional and consulting fees consist primarily of legal and, accounting and auditing services. The increase of approximately $471,000 from 2017 to 2018 is related to legal costs of completing our Series E preferred stock financing, filing of Form S-1 and having an audit performed of our financial statements.

Royalties

We expensed royalties of $33,664, for the year ended December 31, 2018 compared to $321,741 for the year ended December 31, 2017, a decrease of $288,077, or 90%. Royalties decreased due to the higher sales in 2017 compared to 2018.

Marketing and Advertising

Marketing and advertising expenses for the year ended December 31, 2018 were $285,593 compared to $84,013 during the year ended December 31, 2017, an increase of $201,580. The increase in marketing and advertising expense is related to expensing the first quarter of 2018 for sales to one large customer and attendance at various trade shows during 2018.

Travel and Entertainment

Travel and entertainment expenses for the year ended December 31, 2018 were $238,060 compared to $171,793 for the year ended December 31, 2017, an increase of $66,267, or about 167%. Travel and entertainment expenses consist primarily of airfare, hotel and related costs incurred in connection with trips made by our CEO and assistant secretary for marketing and potential new product purposes.

Other Operating Expenses

Other operating expenses were $281,544 for the year ended December 31, 2018 as compared to $379,273 for the year ended December 31, 2017, a decrease of $97,729, or about 25%. For the year ended December 31, 2018, other operating expenses include automobile, insurance, office expenses and expenses relating to Christie Brinkley appearances at Bellissima promotions.

Net Operating Income/Loss

Net operating loss for the year ended December 31, 2018 was $2,259,070, compared to net operating income of $2,427,806 for the year ended December 31, 2017, a decrease of $2,148,731. Net operating income (loss) decreased, as set forth above, primarily because sales decreased by $2,653,745, offset by decreases in cost of sales.

Other Income/Expense

Other expense for the year ended December 31, 2018 was $2,591,548, compared to other income of $4,074,147 for the year ended December 31, 2017, a decrease of $6,665,695. The decrease was primarily due to fluctuations of our derivative liabilities from income of $7,429,979 for the year ended December 31, 2017 to income of $1,106,967 for the year ended December 31, 2018. We also reported losses on conversion of debt of ($1,343,910) for the year ended December 31, 2018 compared to ($3,178,010) for the year ended December 31, 2017.

Our convertible notes contain variable conversion features based on the future trading price of our common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes are indeterminate. Accordingly, we recorded the $458,072 fair value of the embedded conversion features at December 31, 2017 as a derivative liability. The fair value of the derivative liability dropped to $0 at December 31, 2018 after we entered into Securities Exchange Agreements with the holders of all convertible debt. For further details, see Note 8 of our consolidated financial statements for the years ended December 31, 2018 and 2017.

Net Loss (Income) attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity represents 49% of the net loss of Bellissima and BiVi (which we own 51%) and 100% of United Spirits (which we own 0%) and is accounted for as a reduction in the net loss attributable to the Company. This net loss (income) for the year ended December 31, 2018 was $693,364 compared to $(276,505) for the year ended December 31, 2017, an increase of $969,869. Net loss (income) from other entities increased during the year ended December 31, 2018 as a result of all the changes discussed above.

Net Income/Loss

Net loss attributable to the Company for the year ended December 31, 2018 was $4,157,254, or $0.49 per share, compared to net income of $3,966,378, or $0.76 per share, for the year ended December 31, 2017, a decrease of $8,123,632. Net income (loss) decreased, as set forth above, primarily due to the $2,653,745 decrease of our sales, a decrease of income from derivative liabilities, and a loss on conversion of debt of ($1,343,910).

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2018, because we did not generate sufficient revenue, we had negative operating cash flows. Our cash on hand as of December 31, 2018 was $191,463. Our average monthly cash flow burn rate for 2018 was approximately $146,000 while our average monthly cash provided by operating activities for 2017 was approximately $56,000. We have high cash needs in the short term, and as our operating expenses increase, we will face strong to medium long term cash needs. We do not anticipate that our cash flows from operations will satisfy our cash flow needs for the next year, and if revenues do not keep up with our expenses, it will be necessary to seek other methods to finance our operations and any growth opportunities, including the sale of convertible debt and equity securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2018 and 2017, respectively, are as follows:

	December 31,	December 31,
	2018	2017	Change

Cash	$191,463	$1,237,432	$(1,045,969)
Total Current Assets	563,239	1,613,353	(1,050,114)
Total Assets	563,239	1,613,353	(1,050,114)
Total Current Liabilities	1,339,567	2,148,579	(809,012)
Total Liabilities	$3,600,606	$2,844,579	$756,027

Our cash and total current assets decreased primarily due to the $4,157,254 loss from operations in the year ended December 31, 2018. Our total current liabilities decreased slightly primarily due to the payoff of the current portion of debt and its derivative liability, offset by an increase in accounts payable and accrued expenses. Our working capital deficit increased from ($535,226) to ($776,328), and our stockholders’ deficit increased by $1,112,776 to $2,422,066.

We hope that the revenues we generate from sales of our products will be able to satisfy our obligations in full without the need to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts. Please see the “Risk Factors” beginning on page 3.

Cash Requirements

Our cash on hand as of December 31, 2018 was $191,463. We anticipate that the funding from financing activities and product sales will be enough to sustain us for the next 12 months.

Sources and Uses of Cash for the Year Ended December 31, 2018 and 2017

Operations

Our net cash provided by (used in) operating activities for the years ended December 31, 2018 and 2017 was $(1,754,639) and $674,030, respectively, a decrease of $2,428,669. The decrease was primarily due to the $427,806 decrease in income (loss) from operations from $168,736 in 2017 to $(2,259,070) in 2018.

Investments

We had no net cash provided by or used in investing activities for the years ended December 31, 2018 and 2017. Our future plans include raising additional working capital for the purpose of funding marketing, inventory purchases, sales efforts and staffing increases along with other operational opportunities.

Financing

Our net cash provided by financing activities for the years ended December 31, 2018 and 2017 was $708,670 and $561,186, respectively, an increase of $147,484, or about 26%. The increase was primarily a result of proceeds received from the sale of Series E Preferred Stock and warrants in 2018 of $831,250, while we had no such issuance in 2017. This was offset by (i) repayments of $32,284 of loans to officers and affiliates, (ii) repayment of debt and accrued interest of $90,296, (iii) receipt of proceeds of $341,837 in 2017 from the issuance of no debt-net while we had no such proceeds in 2018, and (iv) receipt of proceeds of $300,000 from the sale of common stock and warrants in 2017 while we had no such proceeds in 2018.

Securities Purchase Agreements

2017

On October 27, 2017, we entered into a Securities Purchase Agreement (as amended, the “2017 Agreement”) with certain investors pursuant to which we sold a total of 480,000 shares of our common stock (the “Common Shares”) and 480,000 warrants (“Warrants”) for a total of $300,000 cash.

On May 21, 2018, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with the investors and Amendment No. 1 to the 2017 Agreement. Pursuant to the Exchange Agreement, the investors exchanged the Common Shares for 1,200,000 Series E Shares. Each Series E Share is convertible into 0.4 shares of our common stock. In addition, we entered into an amendment to the 2017 Agreement. Under the amended 2017 Agreement, the investors bought an additional 1,200,000 Series E Shares and an additional 480,000 Warrants for an aggregate of $300,000 in cash.

The Warrants are immediately exercisable and have a term of five (5) years. The investors may exercise the Warrants at their option at any time into shares of our common stock. The exercise price for the Warrants issued in October 2017 was $2.50 and the exercise price for the Warrants issued in May 2018 was $12.50. However, on October 27, 2018 (for the Warrants issued in 2017) and November 1, 2018 (for the Warrants issued in May 2018), the exercise price of the Warrants was permanently reduced to the lower of (i) the exercise price, as adjusted per the terms of the Warrants, and (ii) 50% of the average of the four lowest closing bid prices for our common stock on the primary trading market during the forty (40) trading days immediately prior to such date. The average of the four lowest closing bid prices of our common stock on the Pink Sheets during the forty (40) trading days prior to October 27, 2018 (same average for November 1, 2018) was $0.6375, and 50% of which is $0.3188. Therefore, the exercise price of the Warrants is $0.3188.

If we sell any of our common stock or equivalent at an effective price per shares less than the exercise price of the Warrants, then the exercise price of the Warrants will be reduced to the price of the shares sold, and additional warrant shares will be issuable so that the aggregate exercise price does not change. The Warrants also have the right to pro rata distributions of any dividend, stock, stock rights or other distribution to holders of our common stock.

Cashless exercise of the Warrants is available because after the six-month anniversary of the closing date of the 2017 Agreement, there was no registration statement registering the resale of the shares issuable upon exercise of the Warrants.

The Warrants and Series E Preferred also require that we reserve and keep available out of our authorized and unissued common stock a sufficient number of shares to provide for issuance of the shares issuable upon exercise of the Warrants and conversion of the Series E Preferred, requiring an initial reserve of 1,920,000 authorized shares.

Pursuant to the terms of the Series E Preferred and Warrants, we cannot sell or issue shares to an investor if such shares would cause the investor to beneficially own, as determined in accordance with Section 13(d) of the Exchange Act, more than 4.99% of our common stock. However, in the case of both the Warrants and the Series E Preferred, the investor can raise this limit to 9.99% but not until 61 days after giving us notice. We have not received such a notice. As a result, as of the date of this report, an investor cannot own more than approximately 312,100 shares after giving effect to any issuance to the investor. If our total number of outstanding shares of common stock increases, or if the investor subsequently disposes of shares acquired from us in the open market, then we would be able to sell more shares to the investor before reaching the 4.99% threshold.

Because of this limitation on the investors’ ownership of our stock, the investors may not be able to convert all of their Series E Shares or exercise all of their Warrants.

The investors also entered into a Registration Rights Agreement in connection with the 2017 Agreement. If we do not meet our obligations therein, we may be required to pay liquidated damages up to a maximum of 6.0% of the total amount invested and default interest at a rate of 18% per annum on unpaid amounts.

2018

On September 27, 2018, we entered into a Securities Purchase Agreement (the “2018 Agreement”) with certain investors to sell 4,650,000 shares of our Series E Convertible Preferred Stock and warrants to acquire 1,860,000 shares of common stock for up to an aggregate of $1,162,500. The 2018 Agreement is also subject to a Registration Rights Agreement, and except as set forth below, the 2018 Agreement and its corresponding Registration Rights Agreement contain the same material terms as the 2017 Agreement and its Registration Rights Agreement discussed above.

Pursuant to the 2018 Agreement, this purchase and sale will occur in three closings. The first closing occurred on September 27, 2018, and we received an aggregate of $387,500 in exchange for 1,550,000 shares of Series E Preferred Stock and warrants to acquire 620,000 shares of common stock. The second closing occurred on January 29, 2019, and we received another $387,500 in exchange for 1,550,000 shares of Series E Preferred Stock and warrants to acquire 620,000 shares of common stock. The third closing, for the remaining $387,500 in exchange for 1,550,000 shares of Series E Preferred Stock and warrants to acquire 620,000 shares of common stock, will occur on or within five trading days of the date that a registration statement registering all the shares of common stock issuable upon conversion of the investors’ Series E Convertible Preferred shares and exercise of their warrants.

For additional details, please refer to the copies of the 2017 Agreement, the 2018 Agreement and the Registration Rights Agreements included herewith as Exhibits.

Critical Accounting Policies and Estimates

See Note 2 of the Notes to Consolidated Financial Statements for the years ended December 31, 2018 and 2017.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

(c) Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available. We also hired a Chief Financial Officer who provides an additional level of review of our financial systems.

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2018 , that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers, and the positions with the Company held by each person, and the date such person became a director or executive officer of the Company. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Family relationships among the directors and officers, if any, are described below.

Name	Age	Position(s)

Richard DeCicco	60	Chief Executive Officer, Director (since 2007)

Roseann Faltings	61	Secretary, Director (since May 2015)

David Allen	63	Chief Financial Officer (since June 2018)

Richard DeCicco, age 60, is our Chief Executive Officer and a member of our Board of Directors. Mr. DeCicco has served as our President, Secretary and Director since 2007 (with the only exception of the period between September 2014 and April 2015). With over 34 years’ experience in the global liquor industry, Mr. DeCicco has been a senior executive and a leader in the wine and spirits industry. Previously, Mr. DeCicco served as President of Harbrew Imports Ltd. since its inception in 1999. Prior to his appointment at Harbrew Imports Ltd, Mr. DeCicco was the CEO and President of Harbor Industries from 1990 to 1997. Harbor Industries is a production facility, which handles over 2 million cases of products per year and with over 600 employees. In addition to having been the national provider for The Paddington Corporation brands from 1990 to 1997, Mr. DeCicco pioneered what is now known within the field as Value Added Packaging (VAP). Mr. DeCicco is uniquely qualified to serve as an officer and director because he brings a great deal of creativity, market savvy, and brand development knowledge to our company. Furthermore, his experience and relationships within the industry are extremely valuable to our business.

Roseann Faltings, age 61, is our Secretary and a member of our Board of Directors. Ms. Faltings is an international liquor industry veteran of more than 12 years with experience in brand development, marketing, sales and distribution across the beer, wine and spirits categories. Throughout her executive career, Roseann has worked on United Spirits’ current brand portfolio, as well as Danny DeVito’s Premium Limoncello, Yanjing Beer, (The National Beer of China), Johnny Bench 5 Scotch Whisky and other private label products. Ms. Faltings was previously an employee of the Company, beginning in 2003. In 2005, she was appointed VP of Sales and Marketing for Iconic Brands, Inc. and she continued to serve in that role until she resigned pursuant to the terms of the merger with MMBA in September of 2014. Ms. Faltings was chosen to serve as an officer and director because she maintains strong relationships within the U.S. distribution and wholesale supply chain. In addition, her marketing and executive management expertise within our industry provides substantial benefits to the Company. One of highlights of her career was the negotiations with Paramount Studios in the development of “The Godfather Vodka” that she spearheaded.

David Allen, age 63, is our Chief Financial Officer. Mr. Allen was appointed as our Chief Financial Officer in June 2018. Mr. Allen brings over 20 years of experience as the Chief Financial Officer of a public company. In addition, Mr. Allen is currently an Assistant Professor of Accounting at Southern Connecticut State University, a position he has held since 2017, and for the 12 years prior to that he was an Adjunct Professor of Accounting at SCSU and Western Connecticut State University. From December 2014 to January 2018 Mr. Allen was the Chief Financial Officer of WPCS International, Inc., a design-build engineering firm focused on the deployment of wireless networks and related services. WPCS International was listed on NASDAQ, and Mr. Allen oversaw its SEC and financial reporting obligations. From June 2006 to June 2013, Mr. Allen was the Chief Financial Officer and Executive Vice President of Administration at Converted Organics, Inc., a company organized to convert food waste into organic fertilizer. At Converted Organics, he was responsible for the company’s SEC filings, audit, insurance and taxes. His prior experience also includes time as the Chief Financial Officer and Chief Executive Officer for a public reporting company that was a book publisher. Mr. Allen also assists a number of private companies with their accounting needs. Mr. Allen is a licensed CPA and holds a Bachelor’s Degree in Accounting and a Master’s Degree in Taxation from Bentley College.

Family Relationships

Richard DeCicco and Roseann Faltings are married.

Other Directorships; Director Independence

Other than as set forth above, none of our officers and directors is a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, none of our directors are independent.

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by its Board of Directors as a whole. We are not required to maintain such committees under the applicable rules of the OTCQB. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place. We intend to create board committees, including an independent audit committee, in the near future.

We do not currently have a process for security holders to send communications to the Board.

During the fiscal years ended December 31, 2018 and 2017, the Board of Directors met as necessary.

Involvement in Certain Legal Proceedings

None of our officers or directors has, in the past ten years, filed bankruptcy, been convicted in a criminal proceeding or named in a pending criminal proceeding, been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining him or her from any securities activities, or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Narrative Disclosure of Executive Compensation

The Company uses the services of its chief executive officer Richard DeCicco and its assistant secretary Roseann Faltings under Employment Agreements that took effect on July 1, 2018. Prior to that date, they provided their services according to informal compensation arrangements (without any employment agreements).

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements have a term of 24 months (to March 31, 2020). The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. For the year ended December 31, 2018, we have accrued a total of $311,250 officers compensation pursuant to these two Employment Agreements. In 2018, the accrued compensation was allocated 50% to Iconic ($155,625), 40% to Bellissima ($124,500), and 10% to BiVi ($31,125).

Employment Agreements

Richard DeCicco

Effective July 1, 2018, we entered into an Employment Agreement with Mr. DeCicco. Pursuant to his Employment Agreement, Mr. DeCicco will receive a base salary of $265,000 per year. In exchange for services previously performed, Mr. DeCicco was also granted a stock award under the Employment Agreement equal to 300,000 shares of our common stock. His stock award includes registration rights to be included in the next registration statement after issuance. We will provide Mr. DeCicco with a car and cover its expenses. Mr. DeCicco will also be entitled to participate in our employee benefit plans and receive equity incentive awards as determined by the Board of Directors.

If we sell any brand that we own, we will pay Mr. DeCicco 23% of the gross sales proceeds of the sale. This provision survives any termination of his Employment Agreement.

If we terminate Mr. DeCicco without Cause or he resigns for Good Reason, as defined in the Employment Agreement, we must pay Mr. DeCicco a severance equal to twice his annual base salary. We will also pay him any earned but unpaid bonuses.

Roseann Faltings

Effective July 1, 2018, we entered into an Employment Agreement with Ms. Faltings. Pursuant to his Employment Agreement, Ms. Faltings will receive a base salary of $150,000 per year. In exchange for services previously performed, Ms. Faltings was also granted a stock award under the Employment Agreement equal to 100,000 shares of our common stock. Her stock award includes registration rights to be included in the next registration statement after issuance. We will provide Ms. Faltings with a car and cover its expenses. Ms. Faltings will also be entitled to participate in our employee benefit plans and receive equity incentive awards as determined by the Board of Directors.

If we sell any brand that we own, we will pay Ms. Faltings 23% of the gross sales proceeds of the sale. This provision survives any termination of her Employment Agreement.

If we terminate Ms. Faltings without Cause or she resigns for Good Reason, as defined in the Employment Agreement, we must pay Ms. Faltings a severance equal to twice her annual base salary. We will also pay her any earned but unpaid bonuses.

David Allen

We do not have an employment agreement with Mr. Allen. Mr. Allen has a salary of $100,000. Nothing has been paid to date and the balance sheet as of September 30, 2018 included a salary accrual of $33,334 for Mr. Allen.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer and Secretary for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Richard DeCicco,	2018	265,000	-0-	-0-	-0-	-0-	-0-	-0-	265,000
Chief Executive Officer	2017	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000

Roseann Faltings,	2018	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000
Secretary	2017	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000

Director Compensation

We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We may develop such a policy in the future, but for now all of our directors are also officers, and we do not currently intend to provide for additional compensation related to their duties as directors.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 12, 2019, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

NAME AND ADDRESS: (1)	Richard DeCicco (6)		Roseann Faltings (6)		David Allen (6)	Total Officers and Directors
COMMON STOCK:

Common Stock Shares	2,387,200	(7)	2,141,008	(8)	-	6,756,395	(9)

Percentage of Outstanding Common Stock (2)	28.4	%(7)	25.5	%(8)	-	51.9	%(9)

Percentage of Votes (2)	76.1	%(10)	8.5	%(8)	-	84.3	%(9)

PREFERRED STOCK:

Series A Preferred Stock Shares	1		-		-	1

Percentage of Outstanding Series A Preferred Stock (3)	100%		-		-	100%

Series C Preferred Stock Shares	1,000		-		-	1,000

Percentage of Outstanding Series C Preferred Stock (4)	100%		-		-	100%

Series D Convertible Preferred Stock Shares	5		5		-	10

Percentage of Outstanding Series D Convertible Preferred Stock (5)	50%		50%		-	100%

Series E Convertible Preferred Stock Shares	-		-		-	-

Percentage of Outstanding Series E Convertible Preferred Stock	-		-		-	-

30

 _______

(1)	Unless otherwise indicated, the address of the shareholder is c/o Iconic Brands, Inc., 44 Seabro Avenue, Amityville, NY 11701.
(2)	Based on 6,254,515 shares of common stock, 1 share of Series A Preferred Stock, 1,000 shares of Series C Preferred Stock, 10 shares of Series D Convertible Preferred Stock and 7,577,994 shares of Series E Convertible Preferred Stock, issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person or group holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)	Based on one (1) share of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock is entitled to two (2) votes for every outstanding share of common stock, giving the holder 50% of all votes eligible to be cast on matters voted on by the common shareholders.
(4)	Based on one thousand (1,000) shares of Series C Preferred Stock issued and outstanding.
(5)	Based on ten (10) shares of Series D Preferred Stock issued and outstanding.
(6)	Indicates one of our officers or directors.
(7)	Includes 246,393 shares of common stock and 2,140,807 shares of common stock issuable upon conversion of all five (5) shares of Series D Preferred Stock. The Percentage of Outstanding Common Stock represents the beneficial ownership percentage of total outstanding shares after conversion of the shareholder’s shares of Series D Preferred Stock.
(8)	Includes 201 shares of common stock and 2,140,807 shares of common stock issuable upon conversion of all five (5) shares of Series D Preferred Stock. The Percentage of Outstanding Common Stock represents the beneficial ownership percentage of total outstanding shares after conversion of the shareholder’s shares of Series D Preferred Stock.
(9)	Includes 246,594 shares of common stock and 6,509,801 shares of common stock issuable upon conversion of all ten (10) shares of Series D Preferred Stock. The Percentage of Votes also includes 25,528,633 shares that represent the votes held by the holder of the one (1) share of Series A Preferred Stock after conversion of the Series D Preferred Stock. Each share of Series A Preferred Stock is entitled to two (2) votes for every outstanding share of common stock, giving the holder 50% of all votes eligible to be cast on matters voted on by the common shareholders.
(10)	Includes 246,393 shares of common stock and 2,140,807 shares of common stock issuable upon conversion of all five (5) shares of Series D Preferred Stock. Also includes 16,790,644 shares that represent the votes granted by the Series A Preferred Stock after conversion of the Series D Preferred Stock. Each share of Series A Preferred Stock is entitled to two (2) votes for every outstanding share of common stock, giving the holder 50% of all votes eligible to be cast on matters voted on by the common shareholders. The Series A Preferred Stock has no conversion rights, and the Percentage of Votes with respect to the Common Stock only represents the total number of shares the shareholder may be deemed to control for voting purposes.

Other than as set forth above, the issuer is not aware of any person who owns of record, or is known to own beneficially, five percent (5%) or more of the outstanding securities of any class of the issuer.

There are no current arrangements which will result in a change in control.

We do not currently have a stock option or grant plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Distribution Agreement

On May 1, 2015, BiVi entered into a Distribution Agreement with United Spirits for United Spirits to distribute and wholesale BiVi’s product and to act as the licensed importer and wholesaler. The Distribution Agreement provides United Spirits the exclusive right for a term of ten years to sell BiVi’s product for an agreed distribution fee equal to $1.00 per case of product sold. United Spirits is owned and managed by Richard DeCicco, the controlling shareholder, President, CEO, and Director of Iconic.

In November 2015, Bellissima and United Spirits agreed to have United Spirits distribute and wholesale Bellissima’s Products under the same terms contained in the Distribution Agreement with BiVi described in the preceding paragraph.

Lease Agreement

We lease our office and warehouse space in North Amityville, New York from United Spirits. On March 27, 2018, we entered into a lease extension with United Spirits. The extension has a term of three years from February 1, 2018 to January 31, 2021 and provides for monthly rent of $4,478.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

BMKR, LLP was our independent registered public accounting firm for the years ended December 31, 2018 and 2017 and has served as our independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by BMKR, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017
Audit Fees (1)	$27,500	$35,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$27,500	$35,000

_______

(1)	Audit fees were principally for audit and review services.

Of the fees described above for the year ended December 31, 2018, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

For the Years ended December 31, 2018 and 2017

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

Exhibit No.		Description of Exhibits
3.1	(1)	Articles of Incorporation of Iconic Brands, Inc.

3.2	(1)	Bylaws of Iconic Brands, Inc., as amended

3.3	(2)	Certificate of Designation of Series A Convertible Preferred Stock

3.4	(2)	Certificate of Designation of Series B Convertible Preferred Stock

3.5	(2)	Certificate of Designation of Series C Convertible Preferred Stock

3.6	(2)	Certificate of Designation of Series D Convertible Preferred Stock

3.7	(2)	Certificate of Designation of Series E Convertible Preferred Stock

10.1	(2)	Distribution Agreement by and between BiVi LLC and United Spirits, Inc., dated May 1, 2015

10.2	(2)	Securities Exchange Agreement by and between the Company and BiVi LLC, dated May 15, 2015

10.3	(2)	Distribution Agreement by and between Bellissima Spirits LLC and United Spirits, Inc., dated May 1, 2016

10.4	(2)	Securities Purchase Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd. and Gregory M. Castaldo, dated November 1, 2017

10.5	(2)	Registration Rights Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd. and Gregory M. Castaldo, dated November 1, 2017

10.6	(2)	Extension of Lease Agreement by and between the Company and United Spirits, Inc., dated March 27, 2018

10.7	(2)	Employment Agreement by and between the Company and Richard DeCicco, dated April 1, 2018

10.8	(2)	Employment Agreement by and between the Company and Roseann Faltings, dated April 1, 2018

10.9	(2)

Amendment No. 1 to Securities Purchase Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Gregory M. Castaldo, dated May 21, 2018

10.10	(2)

Amendment No. 1 to Registration Rights Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Gregory M. Castaldo, dated May 21, 2018

10.11	(2)	Share Exchange Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Gregory M. Castaldo, dated May 21, 2018

10.12	(2)	Amendment No. 1 to Securities Exchange Agreement by and between the Company and BiVi LLC, dated October 26, 2018

10.12

Securities Purchase Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group, LLC, Next Generation TC FBO Andrew Arno IRA, Alpha Capital Anstalt, 32 Entertainment LLC, Jason DiPaola, Richard Molinsky and Gregory M. Castaldo, dated September 27, 2018

10.13

Registration Rights Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group, LLC, Next Generation TC FBO Andrew Arno IRA, Alpha Capital Anstalt, 32 Entertainment LLC, Jason DiPaola, Richard Molinsky and Gregory M. Castaldo, dated September 27, 2018

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1		Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(3)	XBRL Instance Document

101.SCH	(3)	XBRL Schema Document

101.CAL	(3)	XBRL Calculation Linkbase Document

101.DEF	(3)	XBRL Definition Linkbase Document

101.LAB	(3)	XBRL Labels Linkbase Document

101.PRE	(3)	XBRL Presentation Linkbase Document
_______

(1)	Incorporated by reference to Form SB-2 filed on November 30, 2007.

(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018 (File No. 333-227420).

(3)	To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconic Brands, Inc.

Dated: April 16, 2019	By:	/s/ Richard J. DeCicco
Richard J. DeCicco
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2019	By:	/s/ Richard J. DeCicco
Richard J. DeCicco
	Its:	Chief Executive Officer and Director

Dated: April 16, 2019	By:	/s/ David Allen
David Allen
	Its:	Chief Financial Officer and Principal Accounting Officer

Dated: April 16, 2019	By:	/s/ Roseann Faltings
Roseann Faltings
	Its:	Director

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2018 and 2017

BMKR, LLP Certified Public Accountants 1200 Veterans Memorial Hwy.. Suite 350 Hauppauge, New York 11788	T 631 293-5000 F 631 234-4272 www.bmkr.com

Thomas G. Kober, CPA Alfred M. Rizzo, CPA Joseph Mortimer. CPA	Charles W. Blanchfield, CPA (Retired) Bruce A. Meyer, CPA (Retired)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Iconic Brands Inc

Opinion  on the Financial  Statements

We have audited the accompanying consolidated balance sheets of Iconic Brands Inc. (the Company) as of December 31. 2018 and 2017, and the related consolidated statements of operations, consolidated stockholders' equity. and cash flows for each of the years in the two year period ended December 3!, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opm1on on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted  our audits in accordance  with the standards of the PCAOB. Those standards  require that we plan and perform the audit to obtain  reasonable  assurance  about  whether  the financial statements  are  tree of material  misstatement,  whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an  audit of  its intemal  control  over financial  reporting. As part of our audits,  we are  required  to obtain  an understanding  of  internal control over  financial  reporting,  but not for the purpose  of expressing  an opinion on the effectiveness of the Company's  internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements,  whether due  to error or fraud, and performing  procedures  that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts  and  disclosures  in the  financial statements.  Our  audits  also  included  evaluating  the accounting  principles  used and significant estimates made  by management as well as evaluating  the  overall  presentation  of  the  financial  statements.  We  believe  that  our  audits provide a reasonable basis for our opinion.

Going Concern

The accompanying  financial statements  have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements,  the Company  incurred a net loss of $4,157,254  during the year ended December 31, 2018, and as of that date, had a deficit net worth of $3,037,366.  The company  is in arears with certain vendor creditors  which, among other things, cause the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made.

As discussed  in note 2 to the financial statements,  the Company's significant  operating  losses raise substantial  doubt about  its ability to continue as a going concern. The financial statements do not include any adjustments  that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

BMKR, LLP

We have served as the Company's auditor since 2016.

Hauppauge, NY

April 12, 2019

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

Iconic Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

Assets

Current assets:
Cash and cash equivalents	$191,463	$1,237,432
Accounts receivable	113,506	311,074
Inventory	258,270	59,847
Prepaid inventory	-	5,000

Total current assets	563,239	1,613,353

Total assets	$563,239	$1,613,353

Liabilities and Stockholders' Deficiency

Current liabilities:
Current portion of debt	$-	$495,404
Accounts payable and accrued expenses	1,311,476	1,095,995
Loans payable to officer and affiliated entity
-noninterest bearing and due on demand	28,091	60,374
Accrued interest payable	-	38,734
Derivative liability on convertible debt	-	458,072

Total current liabilities	1,339,567	2,148,579

Derivative liability on warrants	2,261,039	696,000
Total liabilities	3,600,606	2,844,579
Commitments and contingencies (Note 12)

Stockholders' deficiency:
Preferred stock, $.001 par value; authorized 100,000,000 shares:
Series A, 1 and 1 share issued and outstanding, respectively	1	1
Series C, 1,000 and 1,000 shares issued and outstanding, respectively	1	1
Series D, 10 and 10 shares issued and outstanding, respectively	-	-
Series E, 6,602,994 and 0 shares issued and outstanding, respectively	6,603	-

Common stock, $.001 par value; authorized 2,000,000,000 shares, 5,439,765 and 4,417,567 shares issued and outstanding respectively	5,440	4,418

Common stock to be issued to Escrow Agent, $.001 par value; 534,203 and 1,913,890 shares, respectively	534	1,914

Additional paid-in capital	18,798,438	15,760,205

Accumulated deficit	(21,233,083)	(17,075,829)

Total Iconic Brands, Inc. stockholders’ deficiency	(2,422,066)	(1,309,290)

Noncontrolling interests in subsidiaries and variable interest	(615,300)	78,064

Total stockholders' deficiency	(3,037,366)	(1,231,226)

Total liabilities and stockholders' deficiency	$563,239	$1,613,353

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31, 2018	Year Ended December 31, 2017

Sales	$566,136	$3,219,881
Cost of Sales	324,989	1,786,626
Gross profit	241,147	1,433,255

Operating expenses:
Officers compensation	341,250	250,000
Professional and consulting fees	558,667	87,671
Royalties	33,664	321,741
Special promotion program with customer	597,138	-
Marketing and advertising	285,593	84,013
Occupancy costs	164,301	107,118
Travel and entertainment	238,060	141,821
Other	281,544	272,155

Total operating expenses	2,500,217	1,264,519

Income (loss) from operations	(2,259,070)	168,736
Other income (expense):
Income (expense) from derivative liability	(1,106,967)	7,429,979
Loss on conversion of debt	(1,343,910)	(3,178,010)
Interest expense	(32,826)	(70,649)
Amortization of debt discounts	(107,846)	(107,173)

Total other income (expense) - net	(2,591,548)	4,074,147

Net income (loss)	(4,850,618)	4,242,883

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	693,364	(276,505)

Net income (loss) attributable to Iconic Brands, Inc.	$(4,157,254)	$3,966,378

Net income (loss) per common share:
Basic and diluted	$(0.49)	$0.76

Weighted average common shares outstanding and to be issued to Escrow Agent:
Basic and diluted	6,347,521	5,246,957

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficiency

	Series A Preferred Stock $.001 par		Series C Preferred Stock $.001 par		Series D Preferred Stock $.001 par		Series E Preferred Stock $.001 par		Common Stock $.001 par		Common Stock to be issued to Escrow Agent $0.001 par		Additional Paid-in	Noncontrolling Interestsin Subsidiaries andVariable	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	InterestEntity	Deficit	Total

Balance at December 31, 2016	1	$1	1,000	$1	10	$-	-	-	3,259,162	$3,259	-	-	$12,178,951	$(198,441)	$(21,042,207)	$(9,058,436)
Issuance of common shares in satisfaction of convertible notes payable and accrued interest	-	-	-	-	-	-	-	-	124,295	124	-	-	1,806,309	-	-	1,806,433

Common stock to be issued to Escrow Agent pursuant to Settlement Agreements dated March 28,2017 and May 5, 2017 in satisfaction of convertible notes payable and accrued interest	-	-	-	-	-	-	-	-	-	-	62,452,000	2,452	1,096,642	-	-	1,099,094

Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-	538,110	538	(538,110)	(538)	-	-	-	-
Issuance of common shares for marketing services	-	-	-	-	-	-	-	-	16,000	16			42,784
Sale of common shares and warrants ($300,000 gross proceeds less $200,000 attributable to fair value of warrants credited to derivative liability)	-	-	-	-	-	-	-	-	480,000	480
											-	-	635,520	-	-	636,000
Net income attributable to noncontrolling interests in subsidiaries and variable interest entity	-	-	-	-	-	-	-	-	-	-	-	-	-	276,505	-	276,505
Net income (As restated)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,966,378	3,966,378
Balance at December 31, 2017	1	1	1,000	1	10	-	-	-	4,417,567	4,417	1,913,890	1,914	15,760,206	78,064	(17,075,829)	(1,231,226)
Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-	1,379,688	1,380	(1,379,687)	(1,380)	-	-	-	-

Series E Preferred Stock and warrants sold to four investors	-	-	-	-	-	-	1,200,000	1,200	-	-	-	-	298,800	-	-	300,000
Warrants issued to Paul Rachmuth	-	-	-	-	-	-	-	-	-	-	-	-	250,000	-	-	250,000
Series E Preferred Stock issued in exchange for common stock pursuant to Share Exchange Agreement dated May 21, 2018	-	-	-	-	-	-	1,200,000	1,200	(480,000)	(480)	-	-	(720)	-	-	-
Sale of Series E Preferred Stock and warrants in connection with Securities Purchase Agreement dated September 27, 2018	-	-	-	-	-	-	2,125,000	2,125	-	-	-	-	529,125	-	-	531,250
Issuance of Series E Preferred Stock in satisfaction of convertible notes payable and accrued interest	-	-	-	-	-	-	2,077,994	2,078	-	-	-	-	1,056,233	-	-	1,058,311
Issuance of common stock in satisfaction of convertible notes payable and accrued interest	-	-	-	-	-	-	-	-	122,510	123	-	-	881,544	-	-	881,667
Warrants issued to law firm for services	-	-	-	-	-	-	-	-	-	-	-	-	23,250	-	-	23,250
Net income attributable to noncontrolling interests in subsidiaries and variable interest entity	-	-	-	-	-	-	-	-	-	-	-	-	-	(693,364)	-	(693,364)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,157,254)	(4,157,254)

Balance at December 31, 2018	1	$1	1,000	$1	10	$-	6,602,994	$6,603	5,439,765	$5,440	534,203	$534	$18,798,438	$(615,300)	$(21,233,083)	$(3,037,366)

Note: The above statement retroactively reflects the 1 share for 250 shares reverse stock split effective January 18, 2019.

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017
Operating Activities:
Net income (loss) attributable to Iconic Brands, Inc.	$(4,157,254)	$3,966,378
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net income (loss) attributable to noncontrolling interests in subsidiaries and variable interest entity	(693,364)	276,505
Stock-based compensation	273,250	20,000
Expense (income) from derivative liability	1,106,967	(7,429,981)
Loss (gain) from settlement of debt	57,229	-
Amortization of debt discounts	107,846	107,173
Loss on conversion of debt and accrued interest	1,343,910	3,178,010
Gain on forgiveness of debt	(5,000)	-
Changes in operating assets and liabilities:
Accounts receivable	197,568	(134,709)
Inventory	(198,423)	(21,084)
Prepaid expenses	5,000	(5,000)
Accounts payable and accrued expenses	215,481	696,871
Accrued interest payable	(7,849)	19,867

Net cash used in operating activities	(1,754,639)	674,030

Financing Activities :
Proceeds from issuance of debt-net	-	341,837
Proceeds from sale of common stock and warrants	-	300,000
Proceeds from sale of Series E Preferred Stock and warrants	831,250	-
Repayment of debt and accrued interest	(90,296)	-
Loans payable to officer and affiliated entity	(32,284)	(80,651)

Net cash provided by financing activities	708,670	561,186

Increase (decrease) in cash and cash equivalents	(1,045,969)	1,235,216

Cash and cash equivalents, beginning of period	1,237,432	2,216

Cash and cash equivalents, end of period	$191,463	$1,237,432

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in satisfaction of debt and accrued interest	$881,667	$198,316

Agreements to issue common stock in satisfaction of debt and accrued interest	$-	$1,099,094

Issuance of common stock to Escrow Agent in connection with Settlement Agreement and Amended Settlement Agreement	$345,000	$201,791

Series E Preferred Stock to be issued in exchange for common stock pursuant to Share Exchange Agreement dated May 21, 2018	$120,000	$-

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

1. ORGANIZATION AND NATURE OF BUSINESS

Iconic Brands, Inc., formerly Paw Spa, Inc. (“Iconic Brands” or “Iconic”), was incorporated in the State of Nevada on October 21, 2005. Effective December 31, 2016, Iconic closed on a May 15, 2015 agreement to acquire a 51% interest in BiVi LLC (“BiVi”), the brand owner of “BiVi 100 percent Sicilian Vodka,” and closed on a December 13, 2016 agreement to acquire a 51% interest in Bellissima Spirits LLC (“Bellissima”), the brand owner of Bellissima sparkling wines. These transactions involved entities under common control of the Company’s chief executive officer and represented a change in reporting entity. The financial statements of the Company have been retrospectively adjusted to reflect the operations at BiVi and Bellissima from their inception.

BiVi was organized in Nevada on May 4, 2015. Bellissima was organized in Nevada on November 23, 2015.

Reverse Stock Split

Effective January 18, 2019, the Company effectuated a 1 share for 250 shares reverse stock split which reduced the issued and outstanding shares of common stock at December 31, 2018 from 1,359,941,153 shares to 5,439,765 shares. The accompanying financial statements have been retrospectively adjusted to reflect this reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Iconic, its two 51% owned subsidiaries BiVi and Bellissima, and United Spirits, Inc., a variable interest entity of Iconic (see Note 5) (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

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

(c) Fair Value of Financial Instruments

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is carried at face value less any unamortized debt discounts.

(d) Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

(e) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At December 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $0.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventory at December 31, 2018 and 2017 consists of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers.

(g) Revenue Recognition

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. These include:

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) which establishes revenue recognition standards. ASU 2014-19 is effective for annual reporting periods beginning after December 15, 2017. The update establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern including related disclosures.

In 2016, the FASB issued ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees will be required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018.

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Persuasive evidence of an arrangement and fixed price criteria are satisfied through purchase orders. Collectability criteria are satisfied through credit approvals. Delivery criteria are satisfied when the products are shipped to a customer and title and risk of loss passes to the customer in accordance with the terms of sale. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

(h) Shipping and Handling Costs

Shipping and handling costs to deliver product to customers are reported as operating expenses in the accompanying statements of operations. Shipping and handling costs to purchase inventory are capitalized and expensed to cost of sales when revenue is recognized on the sale of product to customers.

(i) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the years ended December 31, 2018 and 2017, stock-based compensation was $273,250 and $20,000, respectively.

(j) Income Taxes

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

(k) Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding and to be issued to Escrow Agent (see Note 10) during the period of the financial statements.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and to be issued to Escrow Agent (see Note 10) and dilutive securities (such as stock options, warrants, and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

(l) Recently Issued Accounting Pronouncements

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018; early adoption is permitted. Accordingly, effective January 1, 2019, the Company will reflect a $720,000 reduction of the derivative liability on warrants (see Note 9) and a $720,000 cumulative effect adjustment reduction of accumulated deficit.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

(m) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2018 of $21,233,083 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital. The management of the Company has developed a strategy which it believes will accomplish this objective through short term loans from related parties and additional equity investments which will enable the Company to continue operations for the coming year. However, there is no assurance that these objectives will be met. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. INVESTMENT IN BIVI LLC

On May 15, 2015, Iconic entered into a Securities Exchange Agreement by and among the members of BiVi LLC, a Nevada limited liability company (“BiVi”), under which Iconic acquired a 51% majority interest in BiVi in exchange for the issuance of (a) 1,000,000 shares of restricted common stock and (b) 1,000 shares of newly created Series C Convertible Preferred Stock.

Prior to May 15, 2015, BiVi was beneficially owned and controlled by Richard DeCicco, the controlling shareholder, President, CEO and Director of Iconic Brands, Inc.

4. INVESTMENT IN BELLISSIMA SPIRITS LLC

On December 13, 2016, Iconic entered into a Securities Purchase Agreement with Bellissima Spirits LLC (“Bellissima”) and Bellissima’s members under which Iconic acquired a 51% Majority Interest in Bellissima in exchange for the issuance of a total of 10 shares of newly designated Iconic Series D Convertible Preferred Stock. Each share of Iconic Series D Convertible Preferred Stock is convertible into the equivalent of 5.1% of Iconic common stock issued and outstanding at the time of conversion.

Prior to December 13, 2016, Bellissima was controlled by Richard DeCicco, the controlling shareholder, President, CEO and Director of Iconic.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

5. UNITED SPIRITS, INC.

United Spirits, Inc. (“United”) is owned and managed by Richard DeCicco, the controlling shareholder, President, CEO, and Director of Iconic. United provides distribution services for BiVi and Bellissima (see Note 12) and is considered a variable interest entity (“VIE”) of Iconic. Since Iconic has been determined to be the primary beneficiary of United, we have included United’s assets, liabilities, and operations in the accompanying consolidated financial statements of Iconic. Summarized financial information of United follows:

	December 31, 2018	December 31, 2017
Balance Sheets:
Cash and cash equivalents	$38,793	$1,181,076
Intercompany receivable from Iconic (A)	204,461	230,226
Total assets	$243,254	$1,411,302

Current portion of debt	$-	$15,470
Accounts payable and accrued expense	11,338	-
Loans payable to officer and affiliated entity	71,037	71,052
Intercompany payable to Bellissima (A)	335,257	1,376,729
Intercompany payable to BiVi (A)	56,854	88,259
Total Liabilities	474,487	1,551,510
Noncontrolling interest in VIE	(231,333)	(140,208)
Total liabilities and stockholders’ deficiency	$243,254	$1,411,302

	Years ended December 31,
	2018	2017
Statements of operations:
Intercompany distribution income (A)	$12,242	$60,696

Royalty expense	65,000	-
Officers’ compensation	30,000	-
Other operating expenses – net	8,266	15,922
Total operating expenses	103,266	15,922
Net income (loss)	$(91,024)	$44,774

(A) Eliminated in consolidation

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	December 31, 2018	December 31, 2017

Accounts payable	$175,405	$261,767
Accrued officers compensation	811,250	500,000
Accrued royalties	174,985	271,321
Other	149,836	62,909
Total	$1,311,476	$1,095,997

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

7. DEBT

Debt at December 31, 2017 consists of:

December 31,
2017

Equity Markets Advisory Inc. (“Equity Markets”):

$159,000 Promissory Notes dated April 15, 2010, November 1, 2013, and January 15, 2014, interest at 12%, due December 31, 2017 (B) (D)	11,227

Total Equity Markets	11,227

Alpha Capital Anstalt (“Alpha”):

$50,000 Promissory Note dated June 9, 2017, interest at 5%, due September 30, 2018 (G)	26,554

Total Alpha	26,554

Sky-Direct LLC (“Sky”):

$21,000 Promissory Notes dated January 27, 2016 and March 4, 2016, interest at 12%, due June 30, 2018 (C)(D)(H)	8,350

$15,000 Promissory Note assigned March 25, 2016, interest at 12%, due September 30, 2018 (A) (B) (D)(H)	15,000

$14,975 Promissory Notes dated October 19 2016, November 29, 2016, and December 30, 2016, interest at 12%, due September 30, 2018 (C)(H)	14,975

$80,700 Promissory Note dated January 30, 2017, interest at 12%, due September 30, 2018 (C)(H)	80,700

$80,000 Promissory Note dated February 28, 2017, interest at 12%, due September 30, 2018 (C)(H)	80,000

$7,000 Promissory Note dated June 30, 2017, interest at 12%, due September 30, 2018 (C)(H)	7,000

$3,000 Promissory Note dated April 28, 2017, interest at 12%, due September 30, 2018 (C)(H)	3,000

$5,000 Promissory Note dated May 19, 2017, interest at 10%, due September 30, 2018 (H)	3,095
$80,000 Promissory Note dated July 31, 2017, interest at 10%, due September 30, 2018- less unamortized debt discount of $0 and $46,465, respectively (H)	33,535

Total Sky	245,655

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

Oscaleta Partners LLC (“Oscaleta”):

$30,019 Promissory Note dated April 20, 2017, interest at 5%, due September 30, 2018(G)	17,556

$25,000 Promissory Note dated June 9, 2017, interest at 5%, due September 30, 2018 (G)	13,278

Total Oscaleta	30,834

East Six Opportunity Fund LLC:

$25,000 Promissory Note dated June 13, 2017, interest at 5%, due September 30, 2018 (G)	13,155

Other:

$10,000 Promissory Note to Sable Ridge Special Equity Fund LP dated October 10, 2014, interest at 10%, due December 31, 2018 (I)	10,000

$10,000 Promissory Note to Durham Property Management Inc. dated November 1, 2013, interest at 12%, due December 31, 2018 (I)	10,000

Loans from Peter Levine and affiliates, non-interest bearing, no terms of repayment	147,973

Total Other	167,973

Total	495,404

Less current portion	(495,404)

Non-current portion	$-

Legend

(A)	Assigned by Equity Markets Advisory Inc.

(B)

Convertible into ICNB common stock at a Conversion Price equal to the lesser of (1) $2.50 per share or (2) 50% discount from the lowest closing bid price during the 30 days prior to the Notice of Conversion. See Note 8 (Derivative Liability).

(C)	Convertible into ICNB common stock at a Conversion Price equal to a 50% discount to market. See Note 8 (Derivative Liability).

(D)	On December 7, 2016, the Conversion Price on these notes was amended to $0.375 per share. See Note 8 (Derivative Liability).

(G)	Convertible into ICNB common stock at a Conversion Price of $2.50 per share. Contains “down round” price protection. See Note 8 (Derivative Liability).
(H)	In November 2017, the Conversion Price was amended to $0.625 per share and the due date was amended to September 30, 2018.
(I)	In August 2018, the Conversion Price was amended to $0.625 per share and the due date was amended to December 31, 2018.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

Effective October 4, 2018, the remaining debt and accrued interest thereon was satisfied through (1) the issuance of a total of 2,077,994 shares of our Series E convertible preferred stock (which are convertible into a total of 831,198 shares of common stock) plus warrants to acquire 831,198 shares of our common stock (for $519,499 debt and accrued interest), (2) the issuance of a total of 122,510 shares of our common stock (for $32,912 debt and accrued interest), and (3) cash (for $90,296 debt and accrued interest).

8. DERIVATIVE LIABILITY ON CONVERTIBLE DEBT

The derivative liability on convertible debt at December 31, 2017 consisted of:

	December 31, 2017
	Face Value	Derivative Liability

Alpha Capital Anstalt (“Alpha”):

$50,000 Promissory Note dated June 9, 2017, interest at 5%, due September 30, 2018 (G)	50,000	10,000

Total Alpha	50,000	10,000

Sky-Direct LLC (“Sky”):

$15,000 Promissory Note assigned March 25, 2016, interest at 12%, due September 30, 2018 (A) (B) (D) (H)	15,000	27,000

$14,975 Promissory Notes dated October 19 2016, November 29, 2016, and December 30, 2016, interest at 12%, due September 30, 2018 (C) (H)	14,975	26,955

$80,700 Promissory Note dated January 30, 2017, interest at 12%, due September 30, 2018 (C) (H)	80,700	145,260

$80,000 Promissory Note dated February 28, 2017, interest at 12%, due September 30, 2018 (C) (H)	80,000	144,000

$7,000 Promissory Note dated June 30, 2017, interest at 12%, due September 30, 2018 (C) (H)	7,000	12,600

$3,000 Promissory Note dated April 28, 2017, interest at 12%, due September 30, 2018 (C)(H)	3,000	5,400

$5,000 Promissory Note dated May 19, 2017, interest at 10%, due September 30, 2018 (H)	5,000	800

$80,000 Promissory Note dated July 31, 2017, interest at 10%, due September 30, 2018 (H)	80,000	17,600
Total Sky	285,675	394,645

Oscaleta Partners LLC (“Oscaleta”):

$30,019 Promissory Note dated April 20, 2017, interest at 5%, due September 30, 2018 (G)	30,019	6,004

$25,000 Promissory Note dated June 9, 2017, interest at 5%, due September 30, 2018 (G)	25,000	5,000

Total Oscaleta	55,019	11,004

East Six Opportunity Fund LLC:

$25,000 Promissory Note dated June 13, 2017, interest at 5%, due September 30, 2018 (G)	25,000	5,000

Total	$415,694	$458,072

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

In September 2018, the Company entered into Securities Exchange Agreements and other agreements with holders of all convertible debt then outstanding to have such debt satisfied (which occurred effective October 4, 2018 – see Note 7). Accordingly, the Company reduced the then derivative liability from $255,294 at September 30, 2018 to $0.

Before being satisfied, the above convertible notes contained variable conversion features based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes was indeterminate. Accordingly, we recorded the $458,072 fair value of the embedded conversion features at December 31, 2017 as a derivative liability. The $458,072 decrease in the fair value of the derivative liability from $458,072 at December 31, 2017 to $0 at December 31, 2018 was credited to income from derivative liability.

The fair values of the embedded conversion features are measured quarterly using the Black Scholes option pricing model. Assumptions used to calculate the derivative liability at December 31, 2017 include stock price of $1.625 per share, (2) exercise prices ranging from $0.375 to $2.50 per share, (3) terms ranging from 3 months to 9 months, (4) expected volatility of 159%, and (5) risk free interest rates ranging from 1.28% to 1.53%.

9. DERIVATIVE LIABILITY ON WARRANTS

From September 2017 to November 2017, in connection with the sale of a total of 480,000 shares of common stock (see Note 10), the Company issued a total of 480,000 Common Stock Purchase Warrants (the “Warrants”) to the respective investors. The Warrants are exercisable into ICNB common stock at a price of $2.50 per share, expire five years from date of issuance, and contain “down round” price protection.

Effective May 21, 2018, in connection with the sale of a total of 120,000 shares of Series E Preferred Stock (see Note 10), the Company issued a total of 480,000 Warrants to four investors. These warrants are exercisable into ICNB common stock at a price of $2.50 per share, expire five years from date of issuance, and contain “down round” price protection.

The down round provision of the above Warrants requires a reduction in the exercise price if there are future issuances of common stock equivalents at a lower price than the $2.50 exercise price of the Warrants. Accordingly, we have recorded the $1,182,750 fair value of the Warrants at December 31, 2018 as a derivative liability. The $486,750 increase in the fair value of the derivative liability from $696,000 at December 31, 2017 to $1,182,750 at December 31, 2018 was charged to income from derivative liability.

The fair value of the Warrants is measured quarterly using the Black Scholes option pricing model. Assumptions used to calculate the fair value of the Warrants at December 31, 2018 include (1) stock price of $1.125 per share, (2) exercise prices from $0.635 to $2.50 per share, (3) terms ranging from 2.25 years to 4.5 years, (4) expected volatility of 148%, and (5) risk free interest rates range from 2.46% to 2.51%.

Assumptions used to calculate the fair value of the Warrants at December 31, 2017 include (1) stock price of $1.625 per share, (2) exercise price of $2.50 per share, (3) term of 5 years, (4) expected volatility of 159%, and (5) risk free interest rate of 2.20%.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

10. CAPITAL STOCK

Preferred Stock

The one share of Series A Preferred Stock, which was issued to Richard DeCicco on June 10, 2009, entitles the holder to two votes for every share of Common Stock Deemed Outstanding and has no conversion or dividend rights.

The 1000 shares of Series C Preferred Stock, which were issued to Richard DeCicco on May 15, 2015 pursuant to the Securities Exchange Agreement (see Note 3) for the Company’s 51% investment in BiVi, entitles the holder in the event of a Sale (as defined) to receive out of the proceeds of such Sale (in whatever form, be it cash, securities, or other assets), a distribution from the Company equal to 76.93% of all such proceeds received by the Company prior to any distribution of such proceeds to all other classes of equity securities, including any series of preferred stock designated subsequent to this Series C Preferred Stock.

The 10 shares of Series D Preferred Stock, which were issued to Richard DeCicco and Roseann Faltings (5 shares each) on December 13, 2016 pursuant to the Securities Purchase Agreement (See Note 4) for the Company’s 51% investment in Bellissima, entitles the holders to convert each share of Series D Preferred Stock to the equivalent of 5.1% of the common stock issued and outstanding at the time of conversion.

Effective May 21, 2018, the Company entered into a Share Purchase Agreement with the four investors who purchased 480,000 shares of common stock pursuant to a Securities Purchase Agreement dated October 27, 2017. The Exchange Agreement provided for the exchange of the 480,000 shares of common stock for 1,200,000 shares of Series E Preferred stock. Each share of Series E Preferred Stock is convertible into 0.4 shares of common stock, is entitled to 0.4 votes on all matters to come before the common stockholders or shareholders generally, is entitled to dividends on an as-converted-to-common stock basis, is entitled to a distribution preference of $0.25 upon liquidation, and is not redeemable.

Also effective May 21, 2018, the Company sold a total of 1,200,000 shares of Series E Preferred Stock and 480,000 warrants to the four investors referred to in the preceding paragraph for $300,000 cash pursuant to an Amendment No. 1 to Securities Purchase Agreement.

Effective October 4, 2018, the Company closed on the first tranche of the Securities Purchase Agreement dated September 27, 2018 with nine (9) accredited investors for the sale of an aggregate of 4,650,000 shares of our Series E convertible preferred stock and warrants to acquire 1,860,000 shares of our common stock (at an exercise price of $1.25 per share for a period of five years) for gross proceeds of $1,162,500. The first tranche sale was for 1,550,000 shares of our Series E convertible preferred stock and warrants to acquire 620,000 shares of our common stock for gross proceeds of $387,500. The second tranche of $387,500 closed on February 7, 2019 (see Note 13). The third tranche of $387,500 is expected to occur when certain closing conditions are satisfied.

As a condition to the closing at the first tranche, the Company entered into Securities Exchange Agreements with holders of convertible notes totaling $519,499 who exchanged their convertible notes for an aggregate of 2,077,994 shares of our Series E convertible preferred stock plus warrants to acquire 8,311,976 shares of our common stock. Also, holders of convertible notes totaling $32,912 exchanged their notes for an aggregate of 122,510 shares of our common stock and holders of convertible notes totaling $90,296 were paid off with cash.

On November 30, 2018 and December 20, 2018, the Company received two payments of $71,875 and $71,875 respectively (totaling $143,750) in exchange for 287,500 and 287,500 shares of Series E Preferred Stock (totaling 575,000 shares) respectively at $0.25 per share. These payments represented advance payments in connection with the second tranche of the Securities Purchase Agreement dated September 27, 2018 which closed February 7, 2019.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

Common Stock

In February 2017, the Company issued an aggregate of 23,861 shares of its common stock in settlement of convertible notes payable totaling $72,773.

On March 28, 2017, the Company executed a Settlement Agreement and Release (the “Settlement Agreement”) with 4 holders of convertible notes payable. Notes payable and accrued interest totaling $892,721 were satisfied through the Company’s agreement to irrevocably reserve a total of 1,931,707 shares of its common stock and to deliver such shares in separate tranches to the Escrow Agent upon receipt of a conversion notice delivered by the Escrow Agent to the Company.

On May 5, 2017, the Company executed an Amended Settlement Agreement and Release (the “Amended Settlement Agreement”) replacing the Settlement Agreement and Release dated March 28, 2017 (see preceding paragraph). The Amended Settlement Agreement is with 5 holders of convertible notes payable (the 4 holders who were parties to the Settlement Agreement and Release dated March 28, 2017 and one additional holder) and provided for the satisfaction of notes payable and accrued interest totaling $1,099,094 (a $206,373 increase from the $892,721 amount per the Settlement Agreement and Release dated March 28, 2017) through the Company’s agreement to irrevocably reserve a total of 2,452,000 shares of its common stock (a 520,293 shares increase from the 1,931,707 shares per the Settlement Agreement and Release dated March 28, 2017) and deliver such shares in separate tranches to the Escrow Agent upon receipt of a conversion notice delivered by the Escrow Agent to the Company.

In the quarterly period ended June 30, 2017, the Company issued an aggregate of 284,777 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement. In the quarterly period ended September 30, 2017, the Company issued an aggregate of 253,333 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement.

On June 29, 2017, the Company issued 40,076 shares of its common stock in settlement of convertible notes payable and accrued interest payable totaling $50,094.

On July 17, 2017 and July 25, 2017, the Company issued a total of 60,359 shares of its common stock in settlement of convertible notes payable and accrued interest payable totaling $75,449.

On August 17, 2017, the Company issued 16,000 shares of its common stock to a marketing entity for services rendered. The shares were valued at $1.25 per share and $20,000 was expensed and included in marketing and advertising expenses in the three months ended September 30, 2017.

From September 2017 to November 2017, pursuant to a Securities Purchase Agreement dated October 27, 2017 (the “SPA”), the Company issued a total of 480,000 shares of its common stock and 480,000 warrants to four investors for a total of $300,000 cash. The Warrants are exercisable into ICNB common stock at a price of $2.50 per share, expire five years from date of issuance, and contain “down round” price protection (see Note 9).

On January 2, 2018, the Company issued 103,447 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement.

On January 19, 2018, the Company issued 216,127 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement.

On March 14, 2018, the Company issued 126,667 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement.

On April 5, 2018, the Company issued 172,000 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement.

On April 9, 2018, the Company issued 280,296 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

On April 12, 2018, the Company issued 481,151 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement.

On August 14, 2018, the Company issued 51,938 shares of its common stock in settlement of convertible notes payable and accrued interest payable totaling $25,000.

On September 7, 2018, the Company issued 70,572 shares of its common stock in settlement of convertible notes payable and accrued interest payable totaling $44,108.

Effective May 21, 2018, the Company entered into a Share Purchase Agreement with the four investors who purchased 480,000 shares of common stock pursuant to a Securities Purchase Agreement dated October 27, 2017. The Exchange Agreement provided for the exchange of the 480,000 shares of common stock for 1,200,000 shares of Series E Preferred stock. Each share of Series E Preferred Stock is convertible into 0.4 shares of common stock, is entitled to 0.4 votes on all matters to come before the common stockholders or shareholders generally, is entitled to dividends on an as-converted-to-common stock basis, is entitled to a distribution preference of $0.25 upon liquidation, and is not redeemable.

Warrants

A summary of warrants activity for the period January 1, 2017 to December 31, 2018 follows:

Common shares Equivalent
Balance, January 1, 2017	-
Issued in year ended December 31, 2017	534,000
Balance, December 31, 2017	534,000
Issued in year ended December 31, 2018	2,361,198
Balance, December 31, 2018	2,895,198

Issued and outstanding warrants at December 31, 2018 consist of:

Year Granted	Number Common Shares Equivalent	Exercise Price Per Share	Consist of Expiration Date
2017	54,000	$2.50	June 22, 2022 to June 30, 2022
2017	480,000	$2.50	September 2022 to November 2022
2018	400,000	$0.625	March 28, 2021
2018	30,000	$2.50	May 21, 2023
2018	480,000	$2.50	May 21, 2023
2018	831,198	$2.50	October 4, 2023
2018	620,000	$2.50	October 4, 2023

Total	2,895,198

In connection with the Company’s issuance of a total of $135,019 convertible notes payable in the three months ended June 30, 2017, the Company issued a total of 54,000 Common Stock Purchase Warrants (the ‘Warrants”) to the respective lenders. The Warrants are exercisable into ICNB common stock at a price of $2.50 per share and expire at dates ranging from June 22, 2022 to June 30, 2022.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

As discussed in Note 9, the Company issued a total of 480,000 warrants to four investors from September 2017 to November 2017. The Warrants are exercisable into ICNB common stock at a price of $2.50 per share and expire five years from date of issuance.

Effective March 28, 2018, the Company issued 400,000 warrants to a lawyer for services rendered. The warrants are exercisable into ICNB common stock at a price of $0.625 per share and expire three years from date of issuance. The $250,000 fair value of the warrants was expensed in the three months ended June 30, 2018.

Effective May 21, 2018, the Company issued 30,000 warrants to a law firm for services rendered. The warrants are exercisable into ICNB common stock at a price of $2.50 per share and expire five years from date of issuance. The $23,250 fair value of the warrants was expensed in the three months ended June 30, 2018.

As discussed in Preferred Stock above, the Company issued a total of 480,000 warrants to four investors effective May 21, 2018 in connection with the sale of 120,000 shares of Series E Preferred stock for $300,000 cash. These warrants are exercisable into ICNB common stock at a price of $2.50 per share and expire five years from date of issuance.

Effective October 4, 2018, the remaining debt (see Note 7) and accrued interest thereon was satisfied through (1) the issuance of a total of 2,077,994 shares of our Series E convertible preferred stock (which are convertible into a total of 831,198 shares of common stock) plus warrants to acquire 831,198 shares of our common stock (for $519,499 debt and accrued interest), (2) the issuance of a total of 122,510 shares of our common stock (for $32,912 debt and accrued interest), and (3) cash (for $90,296 debt and accrued interest).

Effective October 4, 2018, the Company closed on the first tranche of the Securities Purchase Agreement dated September 27, 2018 with nine (9) accredited investors for the sale of an aggregate of 4,650,000 shares of our Series E convertible preferred stock and warrants to acquire 1,860,000 shares of our common stock (at an exercise price of $1.25 per share for a period of five years) for gross proceeds of $1,162,500. The first tranche sale was for 1,550,000 shares of our Series E convertible preferred stock and warrants to acquire 620,000 shares of our common stock for gross proceeds of $387,500. The second tranche of $387,500 closed on February 7, 2019 (see Note 13). The third tranche of $387,500 is expected to occur when certain closing conditions are satisfied.

11. INCOME TAXES

No income taxes were recorded in the years ended December 31, 2018 and 2017 since the Company had taxable losses in these periods.

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate (21% in 2018; 35% in 2017) for the periods presented to income (loss) before income taxes. The sources of the difference are as follows:

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

	Year ended December 31, 2018	Year ended December 31, 2017

Expected tax at 21% and 35%	$(1,018,630)	$1,485,009

Nondeductible expense (nontaxable income) from derivative liability	232,463	(2,600,493)

Nondeductible amortization of debt discount	22,648	-
Nondeductible loss on conversion of debt	282,221	1,112,304
Remeasurement of deferred income tax assets from 35% to 21% (a)	-	2,184,740

Increase (decrease) in valuation allowance	481,298	(2,181,560)

Income tax provision	$-	$-

(a) As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate became 21% effective January 1, 2018. Accordingly, we reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $2,184,740 from $5,461,850 to $3,277,110 as of December 31, 2017.

Significant components of the Company's deferred income tax assets are as follows:

	December 31, 2018	December 31, 2017

Net operating loss carryforward	$3,758,408	$3,277,110

Less valuation allowance	(3,758,408)	(3,277,110)

Deferred income tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of December 31, 2018 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at December 31, 2018. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

All tax years remain subject to examination by major taxing jurisdictions.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

12. COMMITMENTS AND CONTINGENCIES

a. Iconic Guarantees

On May 26, 2015, BiVi LLC (“BiVi”) entered into a License Agreement with Neighborhood Licensing, LLC (the “BiVi Licensor”), an entity owned by Chazz Palminteri (“Palminteri”), to use Palminteri’s endorsement, signature and other intellectual property owned by the BiVi Licensor. Iconic has agreed to guarantee and act as surety for BiVi’s obligations under certain sections of the License Agreement and to indemnify the BiVi Licensor and Palminteri against third party claims.

On November 12, 2015, Bellissima Spirits LLC (“Bellissima”) entered into a License Agreement with Christie Brinkley, Inc. (the “Bellissima Licensor”), an entity owned by Christie Brinkley (“Brinkley”), to use Brinkley’s endorsement, signature, and other intellectual property owned by the Bellissima Licensor. Iconic has agreed to guarantee and act as surety for Bellissima’s obligations under certain sections of the License Agreement and to indemnify the Bellissima Licensor and Brinkley against third party claims. Also, Brinkley was granted a 24 month option to purchase 1% of the outstanding shares of Iconic common stock on a fully diluted basis (as of the date of Brinkley’s exercise of the option) at an exercise price of $0.001 per share.

b. Royalty Obligations of BiVi and Bellissima

Pursuant to the License Agreement with the Bivi Licensor (see Note 12a. above), BiVi is obligated to pay the BiVi Licensor a Royalty Fee equal to 5% of monthly gross sales of BiVi Brand products payable monthly subject to an annual Minimum Royalty Fee of $100,000 in year 1, $150,000 in year 2, $165,000 in year 3, $181,500 in year 4, $199,650 in year 5, and $219,615 in year 6 and each subsequent year.

Pursuant to the License Agreement and Amendment No. 1 to the License Agreement effective June 30, 2017 with the Bellissima Licensor (see Note 12a. above), Bellissima is obligated to pay the Bellissima Licensor a Royalty Fee equal to 10% of monthly gross sales (12.5% for sales in excess of defined Case Break Points) of Bellissima Brand products payable monthly. The Bellissima Licensor has the right to terminate the endorsement if Bellissima fails to sell 10,000 cases of Bellissima Brand products in year 1, 15,000 cases in year 2, or 20,000 cases in year 3 and each subsequent year.

c. Brand Licensing Agreement relating to Hooters Marks

On July 23, 2018, United Spirits, Inc. (“United”) executed a Brand Licensing Agreement (the “Agreement”) with HI Limited Partnership (“the Licensor”). The Agreement provides United a license to use certain “Hooters” Marks to manufacture, market, distribute, and sell alcoholic products.

The Initial Term of the Agreement is from July 23, 2018 through December 31, 2020. Provided that United is not in breach of any terms of the Agreement, United may extend the Term for an additional 3 years through December 31, 2023.

The Agreement provides for United’s payment of Royalty Fees (payable quarterly) to the Licensor equal to 6% of the net sales of the licensed products subject to a minimum royalty fee of $65,000 for Agreement year 1 (ending December 31, 2018), $255,000 for Agreement year 2, $315,000 for Agreement year 3 and 4, $360,000 for Agreement year 5, and $420,000 for Agreement year 6.

The Agreement also provided for United’s payment of an advance payment of $30,000 to the Licensor to be credited towards royalty fees payable to Licensor. On September 6, 2018, the $30,000 advance payment was paid to the Licensor. The Agreement also provides for United’s payment of a marketing contribution equal to 2% of the prior year’s net sales of the Licensed Products. If United fails to spend the required marketing contribution in any calendar year, the deficiency will be paid to Licensor.

For the year ended December 31, 2018, royalties expense under this Agreement was $65,000 (equal to the year 2018 minimum royalty fee).

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

d. Distribution Agreement

On May 1, 2015, BiVi entered into a Distribution Agreement with United Spirits, Inc. (“United”) for United to distribute and wholesale BiVi’s product and to act as the licensed importer and wholesaler. The Distribution Agreement provides United the exclusive right for a term of ten years to sell BiVi’s product for an agreed distribution fee equal to $1.00 per case of product sold. United is owned and managed by Richard DeCicco, the controlling shareholder, President, CEO, and Director of Iconic.

In November 2015, Bellissima and United agreed to have United distribute and wholesale Bellissima’s Products under the same terms contained in the Distribution Agreement with BiVi described in the preceding paragraph.

e. Compensation Arrangements

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements have a term of 24 months (to March 31, 2020). The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. For the year ended December 31, 2018, we have accrued a total of $311,250 officers compensation pursuant to these two Employment Agreements. In 2018, the accrued compensation was allocated 50% to Iconic ($155,625), 40% to Bellissima ($124,500), and 10% to BiVi ($31,125).

Prior to April 1, 2018, the Company used the services of its chief executive officer Richard DeCicco and its assistant secretary Roseann Faltings under informal compensation arrangements (without any employment agreements).

For the years ended December 31, 2017 and 2016, the Company accrued compensation of $250,000 per year ($150,000 for DeCicco; $100,000 for Faltings) for their services rendered. In 2016, the compensation was allocated 50% to Iconic ($125,000), 30% to Bellissima ($75,000), and 20% to BiVi ($50,000). In 2017, the compensation was allocated 50% to Iconic ($125,000), 40% to Bellissima ($100,000), and 10% to BiVi ($25,000). The $811,250 liability at December 31, 2018 and the $500,000 liability at December 31, 2017 are included in “Accounts Payable and Accrued Expenses” on the Consolidated Balance Sheet at December 31, 2018 and December 31, 2017.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

f. Registration Rights Agreement

As part of the SPA financing discussed in Note 10, the Company and the four investors also executed a Registration Rights Agreement dated November 1, 2017 and an Amendment No. 1 dated May 21, 2018 (collectively the “RRA”). Among other things, the RRA provides for the Company to file a Registration Statement with the Securities and Exchange Commission (the “SEC”) to register for resale the shares of common stock and the shares underlying the Warrants issued to the four investors pursuant to the SPA and Amendment No. 1 to SPA. The Company is to use its best efforts to cause the Registration Statement to be declared effective as promptly as possible after the filing thereof but no later than the applicable Effectiveness Date (defined as 150 calendar days following the earlier of (i) the Filing Date <June 8, 2018> and (ii) date on which the Initial Registration Statement is filed with the SEC <September 19, 2018>).

If the Registration Statement is not declared effective by the Effectiveness Date (or certain other events occur), the Company may be obligated to pay the investors liquidated damages equal to 1% of the Subscription Amounts at the Event Date and 1% on each monthly anniversary of the Event Date until the Event is cured subject to maximum liquidated damages equal to 6% of the Subscription Amounts. Amendment No. 4 to the Registration Statement on Form S-1 (relating to the registration of the 960,000 shares of common stock issuable upon conversion of the 2,400,000 shares of Series E Convertible Preferred Stock) was declared effective by the SEC on December 26, 2018.

g. Lease Agreement

On March 27, 2018, United Spirits, Inc. executed a lease extension for the Company’s office and warehouse space in North Amityville New York. The extension has a term of three years from February 1, 2018 to January 31, 2021 and provides for monthly rent of $4,478.

13. SUBSEQUENT EVENTS

On January 16, 2019, the Company issued 436,125 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement.

On January 24, 2019, the Company issued 98,078 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement.

On February 7, 2019, the Company closed on the second tranche of the Securities Purchase Agreement dated September 27, 2018 for the sale of an aggregate of 1,550,000 shares of our Series E convertible preferred stock and warrants to acquire 620,000 shares of our common stock for gross proceeds of $387,500 (see Note 10).

