Form 10-K/A
period 2018-12-31
Iconic Brands, Inc.
filed 2019-04-22
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference

None.

Explanatory Paragraph

The purpose of this Amendment No. 1 to the Annual Report of Iconic Brands, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2018, filed with the Securities and Exchange Commission on April 22, 2019 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and amended, and otherwise are not subject to liability under those sections.

2

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3

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

10.11	(2)	Share Exchange Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Gregory M. Castaldo, dated May 21, 2018

10.12	(2)	Amendment No. 1 to Securities Exchange Agreement by and between the Company and BiVi LLC, dated October 26, 2018

10.12	(3)

Securities Purchase Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group, LLC, Next Generation TC FBO Andrew Arno IRA, Alpha Capital Anstalt, 32 Entertainment LLC, Jason DiPaola, Richard Molinsky and Gregory M. Castaldo, dated September 27, 2018

10.13	(3)

Registration Rights Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group, LLC, Next Generation TC FBO Andrew Arno IRA, Alpha Capital Anstalt, 32 Entertainment LLC, Jason DiPaola, Richard Molinsky and Gregory M. Castaldo, dated September 27, 2018

4

31.1	(3)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	(3)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	(3)	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(3)	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.DEF		XBRL Definition Linkbase Document

101.LAB		XBRL Labels Linkbase Document

101.PRE		XBRL Presentation Linkbase Document
________________

(1)	Incorporated by reference to Form SB-2 filed on November 30, 2007.

(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018 (File No. 333-227420).

(3)	Incorporated by reference to our Annual Report on Form 10-K filed on April 16, 2019.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconic Brands, Inc.

Dated: April 22, 2019		/s/ Richard J. DeCicco
	By:	Richard J. DeCicco
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 22, 2019		/s/ Richard J. DeCicco
	By:	Richard J. DeCicco
	Its:	Chief Executive Officer and Director

Dated: April 22, 2019		/s/ David Allen
	By:	David Allen
	Its:	Chief Financial Officer and Principal Accounting Officer

Dated: April 22, 2019		/s/ Roseann Faltings
	By:	Roseann Faltings
	Its:	Director

5