Form 10-Q
period 2019-03-31
Iconic Brands, Inc.
filed 2019-05-20
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 333-227420

ICONIC BRANDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	13-4362274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Seabro Avenue Amityville, NY	11701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (866) 219-8112

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2019, there were 8,673,874 shares of common stock, $0.001 par value, issued and outstanding.

ICONIC BRANDS, INC.

2

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward‑looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward‑looking statements include the information concerning our possible or assumed future results of operations set forth under the heading: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward‑looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward‑looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward‑looking statements. Readers are cautioned not to put undue reliance on any forward‑looking statements.

3

ITEM 1 Financial Statements

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2019 and 2018

4

Iconic Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$162,517	$191,463
Accounts receivable	103,940	113,506
Inventory	216,502	258,270
Total current assets	482,959	563,239

Right-of-use asset	89,673	-
Total assets	$572,632	$563,239

Liabilities and Stockholders' Deficiency

Current liabilities:
Current portion of operating lease liability	$46,879	$-
Accounts payable and accrued expenses	1,531,972	1,311,475
Loans payable to officer and affiliated entity-noninterest bearing and due on demand	28,091	28,091
Note payable to consultant due December 31, 2019 (Note 10)	50,000	-

Total current liabilities	1,656,942	1,339,566

Non-current portion of operating lease liability	42,794	-

Derivative liability on warrants	-	2,261,039

Total liabilities	1,699,736	3,600,605

Commitments and contingencies (Note 12)

Stockholders' deficiency:
Preferred stock, $.001 par value; authorized 100,000,000 shares:
Series A, 1 and 1 share issued and outstanding, respectively	1	1
Series C, 0 and 1,000 shares issued and outstanding, respectively	-	1
Series D, 0 and 10 shares issued and outstanding, respectively	-	-
Series E, 7,965,514 and 6,602,994 shares issued and outstanding, respectively	7,966	6,603

Common stock, $.001 par value; authorized 2,000,000,000 shares, 8,244,515 and 5,440,312 shares issued and outstanding respectively	8,244	5,440

Common stock to be issued to Escrow Agent, $.001 par value; 0 and 534,203 shares, respectively	-	534

Additional paid-in capital	19,426,135	18,798,438

Accumulated deficit	(19,644,453)	(21,233,083)

Total Iconic Brands, Inc. stockholders’ deficiency	(202,107)	(2,422,066)

Noncontrolling interests in subsidiaries and variable interest	(924,997)	(615,300)

Total stockholders' deficiency	(1,127,104)	(3,037,366)

Total liabilities and stockholders' deficiency	$572,632	$563,239

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Sales	$121,913	$61,719
Cost of Sales	81,435	37,409
Gross profit	40,478	24,310

Operating expenses:
Officers compensation	185,750	-
Professional and consulting fees	448,519	12,286
Royalties	75,188	6,590
Special promotion program with customer	-	597,138
Marketing and advertising	46,467	59,315
Occupancy costs	27,623	43,798
Travel and entertainment	64,269	40,315
Other	175,026	30,252

Total operating expenses	1,022,842	789,694

Income (loss) from operations	(982,364)	(765,384)

Other income (expense):
Income (expense) from derivative liability	-	827,197
Interest expense	-	(9,421)
Amortization of debt discounts	-	(51,656)
Other income	-	1,119

Total other income (expense) - net	-	767,239

Net income (loss)	(982,364)	1,855

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	309,697	347,747

Net income (loss) attributable to Iconic Brands, Inc.	$(672,667)	$349,602

Net income (loss) per common share:
Basic and diluted	$(0.10)	$0.06

Weighted average common shares outstanding and to be issued to Escrow Agent:
Basic and diluted	6,159,404	6,331,457

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net income (loss) attributable to Iconic Brands, Inc.	$(672,667)	$349,602
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net income (loss) attributable to noncontrolling interests in subsidiaries and variable interest entity	(309,697)	(347,747)
Note payable to consultant issued February 7, 2019 and charged to consulting fees	50,000	-
Stock-based compensation	290,700	-
Expense (income) from derivative liability	-	(827,197)
Amortization of debt discounts	-	51,656
Changes in operating assets and liabilities:
Accounts receivable	9,566	223,237
Inventory	41,768	4,741
Prepaid expenses	-	(96,275)
Accounts payable and accrued expenses	220,754	(255,211)
Accrued interest payable	-	9,421

Net cash used in operating activities	(369,576)	(887,573)

Financing Activities:
Proceeds from sale of Series E Preferred Stock and warrants	340,630	-
Loans payable to officer and affiliated entity	-	9,700

Net cash provided by financing activities	340,630	9,700

Increase (decrease) in cash and cash equivalents	(28,946)	(877,873)

Cash and cash equivalents, beginning of period	191,463	1,237,432

Cash and cash equivalents, end of period	$162,517	$359,559

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock to Escrow Agent in connection with Settlement Agreement and Amended Settlement Agreement	$534	$111,560

Issuance of common stock in exchange for surrender of Series C and Series D Preferred Stock	$2,000	$-

See notes to consolidated financial statements

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

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

BiVi was organized in Nevada on May 4, 2015. Bellissima was organized in Nevada on November 23, 2015.

Reverse Stock Split

Effective January 18, 2019, the Company effectuated a 1 share for 250 shares reverse stock split which reduced the issued and outstanding shares of common stock at December 31, 2018 from 1,359,941,153 shares to 5,440,312 shares. The accompanying financial statements have been retrospectively adjusted to reflect this reverse stock split.

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

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

(d) Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

(e) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $0.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventory at March 31, 2019 and December 31, 2018 consists of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers.

(g) Revenue Recognition

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) which establishes revenue recognition standards. ASU 2014-19 was effective for annual reporting periods beginning after December 15, 2017. We adopted ASU 2014-09 effective January 1, 2018. ASU 2014-09 has not had a significant effect on the Company’s financial position and results of operations.

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

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

(i) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the three months ended March 31, 2019 and 2018, stock-based compensation was $290,700 and $0, respectively.

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

(l) Recently Issued Accounting Pronouncements

Effective January 1, 2019, we adopted ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees are required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. We adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standards using a modified retrospective transition approach at the date of adoption. As such, historical periods will continue to be measured and presented under the previous guidance while current and future periods are subject to this new accounting guidance. Upon adoption we recorded a $100,681 right-of-use asset related to our one operating lease (see Note 12 F) and a $100,681 lease liability.

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018; early adoption is permitted. Accordingly, effective January 1, 2019, the Company has reflected a $2,261,039 reduction of the derivative liability on warrants (see Note 9) and a $2,261,039 cumulative effect adjustment reduction of accumulated deficit.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

(m) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2019 of $19,644,453 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital. The management of the Company has developed a strategy which it believes will accomplish this objective through additional equity investments which will enable the Company to continue operations for the coming year. However, there is no assurance that these objectives will be met. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. INVESTMENT IN BIVI LLC

On May 15, 2015, Iconic entered into a Securities Exchange Agreement by and among the members of BiVi LLC, a Nevada limited liability company (“BiVi”), under which Iconic acquired a 51% majority interest in BiVi in exchange for the issuance of (a) 4,000 shares of restricted common stock and (b) 1,000 shares of newly created Series C Convertible Preferred Stock.

Prior to May 15, 2015, BiVi was beneficially owned and controlled by Richard DeCicco, the controlling shareholder, President, CEO and Director of Iconic Brands, Inc.

4. INVESTMENT IN BELLISSIMA SPIRITS LLC

On December 13, 2016, Iconic entered into a Securities Purchase Agreement with Bellissima Spirits LLC (“Bellissima”) and Bellissima’s members under which Iconic acquired a 51% Majority Interest in Bellissima in exchange for the issuance of a total of 10 shares of newly designated Iconic Series D Convertible Preferred Stock. Each share of Iconic Series D Convertible Preferred Stock was convertible into the equivalent of 5.1% of Iconic common stock issued and outstanding at the time of conversion.

Prior to December 13, 2016, Bellissima was controlled by Richard DeCicco, the controlling shareholder, President, CEO and Director of Iconic.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

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

	March 31,	December 31,
	2019	2018
Balance Sheets:

Cash and cash equivalents	$43,506	$38,793
Intercompany receivable from Iconic (A)	129,932	204,461
Right-of-use asset	89,673	-
Total assets	$263,111	$243,254

Accounts payable and accrued expense	$148,199	$11,338
Loans payable to officer and affiliated entity	71,036	71,037
Intercompany payable to Bellissima (A)	283,817	335,257
Intercompany payable to BiVi (A)	54,322	56,854
Operating lease liability	89,673	-
Total Liabilities	647,047	474,487
Noncontrolling interest in VIE	(383,936)	(231,333)
Total liabilities and stockholders deficiency	$263,111	$243,254

	Three months ended March 31,
Statements of operations:	2019	2018

Intercompany distribution income (A)	$2,075	$1,119

Royalty expense	63,750	-
Officers compensation	82,000	-
Other operating expenses net	9,028	4,276
Total operating expenses	154,778	4,276
Net income (loss)	$(152,703)	$(3,157)

(A) Eliminated in consolidation

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31, 2019	December 31, 2018
Accounts payable	$167,451	$175,405
Accrued officers compensation	915,000	811,250
Accrued royalties	249,684	174,985
Other	199,837	149,835
Total	$1,531,972	$1,311,475

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

7. DEBT

Effective October 4, 2018, the remaining debt and accrued interest thereon was satisfied through (1) the issuance of a total of 2,077,994 shares of our Series E convertible preferred stock (which are convertible into a total of 831,198 shares of common stock) plus warrants to acquire 831,198 shares of our common stock (for $519,499 debt and accrued interest), (2) the issuance of a total of 122,510 shares of our common stock (for $76,569 debt and accrued interest), and (3) cash (for $90,296 debt and accrued interest).

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

The down round provision of the above Warrants requires a reduction in the exercise price if there are future issuances of common stock equivalents at a lower price than the $2.50 exercise price of the Warrants. Accordingly, we recorded the $2,261,039 fair value of the Warrants at December 31, 2018 as a derivative liability. The $1,565,039 increase in the fair value of the derivative liability from $696,000 at December 31, 2017 to $2,261,039 at December 31, 2018 was charged to expense from derivative liability.

Assumptions used to calculate the fair value of the Warrants at December 31, 2018 include (1) stock price of $0.95 per share, (2) exercise prices from $0.625 to $2.50 per share, (3) terms ranging from 2.25 years to 4.5 years, (4) expected volatility of 148%, and (5) risk free interest rates range from 2.46% to 2.51%.

Effective January 1, 2019 (see Note 2), the Company adopted ASU 2017-11 and reduced the $2,261,039 derivative liability on warrants at December 31, 2018 to $0 and recognized a $2,261,039 cummulative effect adjustment reduction of accumulated deficit.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

10. CAPITAL STOCK

Preferred Stock

The one share of Series A Preferred Stock, which was issued to Richard DeCicco on June 10, 2009, entitles the holder to two votes for every share of Common Stock Deemed Outstanding and has no conversion or dividend rights.

The 1000 shares of Series C Preferred Stock, which were issued to Richard DeCicco on May 15, 2015 pursuant to the Securities Exchange Agreement (see Note 3) for the Company’s 51% investment in BiVi, entitled the holder in the event of a Sale (as defined) to receive out of the proceeds of such Sale (in whatever form, be it cash, securities, or other assets), a distribution from the Company equal to 76.93% of all such proceeds received by the Company prior to any distribution of such proceeds to all other classes of equity securities, including any series of preferred stock designated subsequent to this Series C Preferred Stock. Effective March 27, 2019, pursuant to a Preferred Stock Exchange Agreement, Mr. DeCicco exchanged the 1000 shares of Series C Preferred Stock for 1,000,000 shares of Company common stock.

The 10 shares of Series D Preferred Stock, which were issued to Richard DeCicco and Roseann Faltings (5 shares each) on December 13, 2016 pursuant to the Securities Purchase Agreement (See Note 4) for the Company’s 51% investment in Bellissima, entitled the holders to convert each share of Series D Preferred Stock to the equivalent of 5.1% of the common stock issued and outstanding at the time of conversion. Effective March 27, 2019, pursuant to a Preferred Stock Exchange Agreement, Mr. DeCicco and Ms. Faltings exchanged the 10 shares of Series D Preferred Stock for 1,000,000 shares of Company common stock (500,000 shares each).

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

As a condition to the closing at the first tranche, the Company entered into Securities Exchange Agreements with holders of convertible notes totaling $519,499 who exchanged their convertible notes for an aggregate of 2,077,994 shares of our Series E convertible preferred stock plus warrants to acquire 831,198 shares of our common stock. Also, holders of convertible notes totaling $76,569 exchanged their notes for an aggregate of 122,510 shares of our common stock and holders of convertible notes totaling $90,296 were paid off with cash.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

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

Effective February 7, 2019, the Company closed on the second tranche of the Securities Purchase Agreement dated September 27, 2018. The Company received the remaining $243,750 (of the $387,500 total second tranche proceeds) and issued the investors the remaining total of 975,000 shares of Series E Preferred Stock (of the 1,550,000 total second tranche shares) and warrants to acquire 620,000 shares of our common stock.

On February 12, 2019 and March 18, 2019, the Company received two payments of $71,880 and $25,000 respectively (totaling $96,880) in exchange for 287,520 and 100,000 shares of Series E Preferred Stock (totaling 387,520 shares) respectively at $0.25 per share. These payments represented advance payments in connection with the third tranche of the Securities Purchase Agreement dated September 27, 2018. The third tranche of 387,500 is expected to occur when certain closing conditions are satisfied.

Common Stock

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

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

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

On August 14, 2018, the Company issued 51,938 shares of its common stock in settlement of convertible notes payable and accrued interest payable totaling $32,461.

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

On January 24, 2019, the Company issued 98,078 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement. This issuance completed the Company’s obligation to deliver shares of our common stock to the Escrow Agent.

On February 7, 2019, the Company agreed to issue 120,000 shares of its common stock (issued April 18, 2019) and a $50,000 note payable due December 31, 2019 to a former Bellissima consultant pursuant to a Settlement and Release Agreement. The $141,200 total fair value of the note ($50,000) and the 120,000 shares of common stock ($91,200) was expensed as consulting fees in the three months ended March 31, 2019.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

On March 15, 2019, the Company agreed to issue 150,000 shares of its common stock (issued April 8, 2019) to a consulting firm entity pursuant to a Business Development Agreement. The $199,500 fair value of the 150,000 shares of common stock was expensed as consulting fees in the three months ended March 31, 2019.

On March 27, 2019, the Company issued 1,000,000 shares of its common stock to Chief Executive Officer Richard DeCicco in exchange for the surrender of the 1,000 shares of Series C Preferred Stock owned by Mr. DeCicco.

On March 27, 2019, the Company issued a total of 1,000,000 shares of its common stock (500,000 shares to Chief Executive Officer Richard DeCicco; 500,000 shares to Vice President Roseann Faltings) in exchange for the surrender of the 5 shares each of Series D Preferred Stock owned by Mr. DeCicco and Ms. Faltings.

Warrants

A summary of warrants activity for the period January 1, 2017 to March 31, 2019 follows:

Common shares Equivalent

Balance, January 1, 2017	-
Issued in year ended December 31, 2017	534,000

Balance, December 31, 2017	534,000
Issued in year ended December 31, 2018	2,361,198

Balance, December 31, 2018	2,895,198
Issued in the three months ended March 31, 2019	620,000

Balance, March 31, 2019	3,515,198

Issued and outstanding warrants at March 31, 2019 consist of:

Year Granted	Number Common Shares Equivalent	Exercise Price Per Share	Consist of Expiration Date
2017	54,000	$2.50	June 22, 2022 to June 30, 2022
2017	480,000	$2.50	September 2022 to November 2022
2018	400,000	$0.625	March 28, 2021
2018	30,000	$2.50	May 21, 2023
2018	480,000	$2.50	May 21, 2023
2018	831,198	$1.25	September 20, 2023
2018	620,000	$1.25	September 20, 2023
2019	620,000	$1.25	February 7, 2024

Total	3,515,198

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

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

As discussed in Preferred Stock above, the Company issued a total of 480,000 warrants to four investors effective May 21, 2018 in connection with the sale of 1,200,000 shares of Series E Preferred stock for $300,000 cash. These warrants are exercisable into ICNB common stock at a price of $2.50 per share and expire five years from date of issuance.

Effective October 4, 2018, the remaining debt (see Note 7) and accrued interest thereon was satisfied through (1) the issuance of a total of 2,077,994 shares of our Series E convertible preferred stock (which are convertible into a total of 831,198 shares of common stock) plus warrants to acquire 831,198 shares of our common stock (for $519,499 debt and accrued interest), (2) the issuance of a total of 122,510 shares of our common stock (for $76,569 debt and accrued interest), and (3) cash (for $90,296 debt and accrued interest).

Effective October 4, 2018, the Company closed on the first tranche of the Securities Purchase Agreement dated September 27, 2018 with nine (9) accredited investors for the sale of an aggregate of 4,650,000 shares of our Series E convertible preferred stock and warrants to acquire 1,860,000 shares of our common stock (at an exercise price of $1.25 per share for a period of five years) for gross proceeds of $1,162,500. The first tranche sale was for 1,550,000 shares of our Series E convertible preferred stock and warrants to acquire 620,000 shares of our common stock for gross proceeds of $387,500. The second tranche of $387,500 closed on February 7, 2019 and also was for 1,550,000 shares of our Series E convertible preferred stock and warrants to acquire 620,000 shares of our common stock.

11. INCOME TAXES

No income taxes were recorded in the periods presented since the Company had taxable losses in these periods.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% for the periods presented to income (loss) before income taxes. The sources of the difference are as follows:

	Three months ended March 31,
	2019	2018
Expected tax at 21%	$(141,260)	$73,416
Nondeductible stock-based compensation	61,047	-
Nondeductible expense (nontaxable income) from derivative liability	-	(173,711)
Nondeductible amortization of debt discount	-	10,848
Increase (decrease) in valuation allowance	80,213	89,447
Income tax provision	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	March 31,	December 31,
	2019	2018

Net operating loss carryforward	$3,838,621	$3,758,408

Less valuation allowance	(3,838,621)	(3,758,408)

Deferred income tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of March 31, 2019 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at March 31, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

All tax years remain subject to examination by major taxing jurisdictions.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

12. COMMITMENTS AND CONTINGENCIES

a. Iconic Guarantees

On May 26, 2015, BiVi LLC (“BiVi”) entered into a License Agreement with Neighborhood Licensing, LLC (the “BiVi Licensor”), an entity owned by Chazz Palminteri (“Palminteri”), to use Palminteri’s endorsement, signature and other intellectual property owned by the BiVi Licensor. Iconic has agreed to guarantee and acpt as surety for BiVi’s obligations under certain sections of the License Agreement and to indemnify the BiVi Licensor and Palminteri against third party claims.

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

For the three months ended March 31, 2019, royalties expense under this Agreement was $63,750 (equal to 25% of the year 2019 minimum royalty fee).

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

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

e. Compensation Arrangements

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements have a term of 24 months (to March 31, 2020). The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. For the year ended December 31, 2018, we accrued a total of $311,250 officers compensation pursuant to these two Employment Agreements. In 2018, the accrued compensation was allocated 50% to Iconic ($155,625), 40% to Bellissima ($124,500), and 10% to BiVi ($31,125). For the three months ended March 31, 2019, we accrued a total of $103,750 officers compensation pursuant to these two Employment Agreements which was allocated 50% to Iconic ($51,875), 40% to Bellissima ($41,500), and 10% to BiVi ($10,375).

Prior to April 1, 2018, the Company used the services of its chief executive officer Richard DeCicco and its assistant secretary Roseann Faltings under informal compensation arrangements (without any employment agreements).

As of March 31, 2019 and December 31, 2018, accrued officers compensation was $915,000 and $811,250, respectively.

f. Lease Agreement

On March 27, 2018, United Spirits, Inc. executed a lease extension for the Company’s office and warehouse space in North Amityville New York. The extension has a term of three years from February 1, 2018 to January 31, 2021 and provides for monthly rent of $4,478.

At March 31, 2019, the future minimum lease payments under this non-cancellable operating lease were:

Year ended December 31, 2019	40,302
Year ended December 31, 2020	53,736
Year ended December 31, 2021	4,478

Total	$98,516

The operating lease liability of $89,673 at March 31, 2019 as presented in the Consolidated Balance Sheet represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of $98,516 at March 31, 2019.

g. Major customers.

For the three months ended March 31, 2019, five customers accounted for 18%, 17%, 15%, 14%, and 11% of sales.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(Unaudited)

13. SUBSEQUENT EVENTS

Conversion of Series E Convertible Preferred Stock

On April 23, 2019, an investor converted 673,398 shares of Series E convertible preferred stock into 269,359 shares of Company common stock.

Exercise of Warrants

On May 8, 2019, Iconic executed a Warrant Exercise Agreement with four holders of Company warrants. The holders exercised a total of 960,000 warrants at an agreed price of $0.32 per share and paid the Company a total of $307,200. Pursuant to the Warrant Exercise Agreement, the holders were issued a total of 1,920,000 New Warrants which are exercisable into Company common stock at a price of $2.25 per share for a period of five years.

Acquisition of 51% of Green Grow Farms, Inc.

On May 9, 2019, Iconic entered into a Share Exchange Agreement (the “Agreement”) with Green Grow Farms, Inc. (“Green Grow”) and NY Farms Group Inc. (“NY Farms”). Pursuant to the Agreement, Iconic acquired a 51% equity interest in Green Grow in exchange for (i) cash consideration of $200,000, $50,000 of which was paid and the balance of which is payable within 30 days of Closing, and (ii) 2,000,000 shares of Company common stock. In addition, the Company has agreed to issue up to an additional 6,000,000 shares based upon gross revenues reached by Green Grow (at a rate of 120,000 shares per $1,000,000 of gross revenues up to a maximum of $50,000,000) within 36 months of the Closing.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Introduction

We had sales of $121,913 for the three months ended March 31, 2019 and $61,719 for the three months ended March 31, 2018, an increase of $60,194 or 97%. Our operating expenses were $1,022,842 for the three months ended March 31, 2019, compared to $789,694 for the three months ended March 31, 2018, an increase of $233,148 or 30%. Our net income (loss) was $(672,667) for the three months ended March 31, 2019, compared to $349,602 for the three months ended March 31, 2018, a decrease of $1,022,269.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net income for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months	Three Months
	March 31,	March 31,
	2019	2018

Sales	$121,913	$61,719
Cost of sales	81,435	37,409
Gross profit	40,478	24,310

Operating expenses:
Officers compensation	185,750	-
Professional and consulting fees	448,519	12,286
Royalties	75,188	6,590
Special promotion program with customer	-	597,138
Marketing and advertising	46,467	59,315
Occupancy costs	27,623	43,798
Travel and entertainment	64,269	40,315
Other	175,026	30,252
Total operating expenses	1,022,842	789,694

Net operating income (loss)	(982,364)	(765,384)
Other income (expense), net	-	767,239

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	309,697	347,747

Net income (loss)	$(672,667)	$349,602

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka and Bellissima Prosecco and Sparkling Wine. Sales were $121,913 for the three months ended March 31, 2019 and $61,719 for the three months ended March 31, 2018, an increase of $60,194 or 97%. The increase in sales was a result of 2019 shipments being made at full price, while in 2018 we were fulfilling a promotional offer which accounted for lower sales pricing to some customers.

Cost of Sales

Cost of sales was $81,435, or 67% of sales, for the three months ended March 31, 2019 and $37,409, or 61% of sales, for the three months ended March 31, 2018. Cost of sales includes the cost of the products purchased from our Italian suppliers, freight-in costs and import duties.

Officers Compensation

Officers compensation was $185,750 for the three months ended March 31, 2019 and zero for the three months ended March 31, 2018, an increase of $185,750.

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements have a term of 24 months (to March 31, 2020). The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. For the three months ended March 31, 2019, we accrued a total of $103,750 in officers compensation pursuant to these two Employment Agreements, which was allocated 50% to Iconic ($51,875), 40% to Bellissima ($41,500), and 10% to BiVi ($10,375).

Professional and Consulting Fees

Professional and consulting fees were $448,519 for the three months ended March 31, 2019 and $12,286 for the three months ended March 31, 2018, an increase of $436,233 or 3,550%. Professional and consulting fees consist primarily of legal and accounting and auditing services. The increase was a result of costs associated with getting our financial statements audited, filing a registration statement, and becoming a fully-reporting issuer.

Royalties

Royalties were $75,188, or 62% of sales, for the three months ended March 31, 2019 and $6,590, or 11% of sales, for the three months ended March 31, 2018, an increase of $68,598 or 105%. Royalties increased because of our increase in sales. Royalties increased as a percentage of sales because the Company made a required $60,000 payment for development of a new product.

Special Promotion Program with Customer

For the three months ended March 31, 2018, we incurred an expense of $597,138 in connection with a product promotion with a large customer. We did not have a similar expense for the three months ended March 31, 2019, and do not expect to incur such an expense in the foreseeable future.

Marketing and Advertising

Marketing and advertising expenses were $46,467 for the three months ended March 31, 2019 and $59,315 for the three months ended March 31, 2018, a decrease of $12,848 or 22%. The decrease was a result of lower cost marketing efforts in 2019.

Occupancy Costs

Occupancy costs were $27,623 for the three months ended March 31, 2019 and $43,798 for the three months ended March 31, 2018, a decrease of $16,175 or 37%. The decrease was a result of lower warehouse rental costs.

Travel and Entertainment

Travel and entertainment expenses were $64,269 for the three months ended March 31, 2019 and $40,315 for the three months ended March 31, 2018, an increase of $23,954 or 59%. The increase was a result of travel related to new product development.

Other Operating Expenses

Other operating expenses were $175,026 for the three months ended March 31, 2019 and $30,252 for the three months ended March 31, 2018, an increase of $144,774 or 479%. The increase was a result of salary expense for employees not on the payroll in the same period in 2018. Other operating expenses include salaries, automobile, insurance, office expenses and expenses relating to Christie Brinkley appearances at Bellissima promotions.

Net Operating Income (Loss)

We had a net operating loss of $982,364 for the three months ended March 31, 2019 and $765,384 for the three months ended March 31, 2018, an increase of $216,980 or 28%. Our net operating loss increased, as set forth above, primarily because our sales decreased, which certain operating expenses, primarily professional and consulting fees and other operating expenses, increased.

Other Income/Expense

Other income was zero for the three months ended March 31, 2019 and $767,239 for the three months ended March 31, 2019. The decrease was primarily due to reductions of our derivative liability income.

Our previously outstanding convertible notes contained variable conversion features based on the future trading price of our common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes are indeterminate. Accordingly, we recorded the $458,072 fair value of the embedded conversion features at December 31, 2017 as a derivative liability. The fair value of the derivative liability dropped to zero at December 31, 2018 after we entered into Securities Exchange Agreements with the holders of all convertible debt. For further details, see Note 8 of our consolidated financial statements for the years ended December 31, 2018 and 2017.

Net Loss attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

The net loss attributable to noncontrolling interests in subsidiaries and variable interest entity represents 49% of the net loss of Bellissima and BiVi (which we own 51%) and 100% of United Spirits (which we own 0%) and is accounted for as a reduction in the net loss attributable to the Company. This net loss was $309,697 for the three months ended March 31, 2019 and $347,747 for the three months ended March 31, 2018, a decrease of $38,050 or 11%. The net loss from other entities decreased as a result of all the changes discussed above.

Net Income (Loss) Attributable to Iconic Brands, Inc.

The net income (loss) attributable to Iconic Brands, Inc. was $(672,667) for the three months ended March 31, 2019 and $349,602 for the three months ended March 31, 2019, a decrease of $1,022,269.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2019 and March 31, 2018, we had negative operating cash flows. Our cash on hand as of March 31, 2019 was $162,517, which was derived from the sale of Series E preferred stock and warrants. Our monthly cash flow burn rate for 2018 was approximately $146,000, and our monthly burn rate through the three months ended March 31, 2019 was approximately $123,000. We have strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2019 and December 31, 2018, respectively, are as follows:

	March 31,	December 31,
	2019	2018	Change

Cash	$162,517	$191,463	$(28,946)
Total Current Assets	482,959	563,239	(80,280)
Total Assets	572,632	563,239	9,393
Total Current Liabilities	1,656,942	1,339,566	317,376
Total Liabilities	$1,699,736	$3,600,605	$(1,900,869)

Our cash and total current assets decreased slightly as we continued to sustain losses. Our total current liabilities increased as our accounts payable and accrued expenses increased, reflecting our increase in professional and consulting fees. Our total liabilities decreased significantly as we converted outstanding promissory notes to preferred stock. Our stockholders’ deficit decreased from ($3,037,366) to ($1,127,104) as a result.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2019 was $162,517. Based on our minimal sales and annualized monthly burn rate of approximately $146,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities for the three months ended March 31, 2019 of $369,576, compared to $887,573 for the three months ended March 31, 2018. For the three months ended March 31, 2019, the net cash used in operating activities consisted primarily of our net loss of $672,667 plus a net loss attributable to our subsidiaries of $309,697, offset primarily by a change in stock-based compensation of $290,700 and accounts payable and accrued expenses of $220,754. For the three months ended March 31, 2018, the net cash used in operating activities consisted primarily of our net income of $349,602 plus a net loss attributable to our subsidiaries of $347,747, offset primarily by change in fair market value of derivative liabilities of $(827,197).

Investments

We had no investing activities for the three months ended March 31, 2019 or March 31, 2018.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2019 was $340,630, compared to $9,700 for the three months ended March 31, 2018, which consisted of proceeds from the sale of our Series E preferred stock and warrants.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers are determined to make our disclosure controls and procedures effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

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

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended March 31, 2019.

On January 18, 2019, we effected a 1-for-250 reverse stock split (the “Reverse Stock Split”). No fractional shares were issued, and no cash or other consideration was paid in connection with the Reverse Stock Split. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. Accordingly, we issued 64 shares of common stock in the Reverse Stock Split to avoid the issuance of fractional shares.

Series E Preferred Stock and Warrants

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

Common Stock

On January 16, 2019, we issued 436,125 shares of common stock to the Escrow Agent pursuant to the Amended Settlement Agreement.

On January 24, 2019, we issued 98,078 shares of common stock to the Escrow Agent pursuant to the Amended Settlement Agreement. This issuance completed our obligation to deliver shares of our common stock to the Escrow Agent.

On February 7, 2019, we agreed to issue 120,000 shares of our common stock (issued April 18, 2019) and a $50,000 note payable due December 31, 2019 to a former Bellissima consultant pursuant to a Settlement and Release Agreement.

On March 15, 2019, we agreed to issue 150,000 shares of our common stock (issued April 8, 2019) to a consulting firm entity pursuant to a Business Development Agreement.

On March 27, 2019, we issued 1,000,000 shares of our common stock to Chief Executive Officer Richard DeCicco in exchange for the surrender of the 1,000 shares of Series C Preferred Stock owned by Mr. DeCicco.

On March 27, 2019, we issued a total of 1,000,000 shares of our common stock (500,000 shares to Chief Executive Officer Richard DeCicco; 500,000 shares to Vice President Roseann Faltings) in exchange for the surrender of the 5 shares each of Series D Preferred Stock owned by Mr. DeCicco and Ms. Faltings.

All of the issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, there was no solicitation, and the investors were accredited or sophisticated.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits

3.1(1)	Articles of Incorporation of Iconic Brands, Inc.

3.2(1)	Bylaws of Iconic Brands, Inc., as amended

3.3(2)	Certificate of Designation of Series A Convertible Preferred Stock

3.4(2)	Certificate of Designation of Series B Convertible Preferred Stock

3.5(2)	Certificate of Designation of Series C Convertible Preferred Stock

3.6(2)	Certificate of Designation of Series D Convertible Preferred Stock

3.7(2)	Certificate of Designation of Series E Convertible Preferred Stock

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_______________

(1)	Incorporated by reference to Form SB-2 filed on November 30, 2007.
(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018 (File No. 333-227420).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iconic Brands, Inc.

Dated: May 20, 2019	By:	/s/ Richard J. DeCicco
Richard J. DeCicco
	Its:	Chief Executive Officer

