Form 10-Q
period 2019-06-30
Iconic Brands, Inc.
filed 2019-08-19
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 333-227420

ICONIC BRANDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	13-4362274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Seabro Avenue Amityville, NY	11701
(Address of principal executive offices)	(Zip Code)

(866) 219-8112

(Registrant’s telephone number, including area code)

N/A

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of August 16, 2019, the registrant had 12,353,874 shares of common stock, $0.001 par value per share, issued and outstanding.

ICONIC BRANDS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, and our other filings with the U.S. Securities and Exchange Commission.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Any forward-looking statements speak only as of the date on which they are made, and we disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable law.

-3-

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Six months Ended June 30, 2019 and 2018

Iconic Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$298,520	$191,463
Accounts receivable	82,263	113,506
Inventory	192,486	258,270
Prepaid expenses	2,266	-
Total current assets	575,535	563,239

Right-of-use asset	78,387	-
Leasehold improvements	5,000	-
Goodwill	1,450,000
Total assets	$2,108,922	$563,239

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Current portion of operating lease liability	$48,060	$-
Accounts payable and accrued expenses	1,447,781	1,311,475
Loans payable to officer and affiliated entities-non interest bearing and due on demand	28,669	28,091
Notes payable	250,000	-

Total current liabilities	1,774,510	1,339,566

Non-current portion of operating lease liability	30,327	-

Derivative liability on warrants	-	2,261,039

Total liabilities	1,804,837	3,600,605

Commitments and contingencies (Note 12)

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value; authorized 100,000,000 shares:
Series A, 1 and 1 share issued and outstanding, respectively	1	1
Series C, 0 and 1,000 shares issued and outstanding, respectively	-	1
Series D, 0 and 10 shares issued and outstanding, respectively	-	-
Series E, 7,167,116 and 6,602,994 shares issued and outstanding, respectively	7,167	6,603

Common stock, $.001 par value; authorized 2,000,000,000 shares, 12,093,874 and 5,440,312 shares issued and outstanding respectively	12,094	5,440

Common stock to be issued to Escrow Agent, $.001 par value; 0 and 534,203 shares, respectively	-	534

Additional paid-in capital	21,634,034	18,798,438

Accumulated deficit	(20,333,818)	(21,233,083)

Total Iconic Brands, Inc. stockholders’ equity (deficiency)	1,319,478	(2,422,066)

Noncontrolling interests in subsidiaries and variable interest	(1,015,393)	(615,300)

Total stockholders’ equity (deficiency)	304,085	(3,037,366)

Total liabilities and stockholders’ equity (deficiency)	$2,108,922	$563,239

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2019	2018	2019	2018

Sales	$145,294	$143,551	$267,207	$205270
Cost of Sales	68,806	81,844	150,241	119,252
Gross profit	76,488	61,707	116,966	86,018

Operating expenses:
Officers compensation	103,750	3,207	289,500	3,207
Professional and consulting fees	418,566	59,121	867,085	71,407
Royalties	78,279	(75,002)	153,467	(68,412)
Special promotion program with customer	-	-	-	597,138
Marketing and advertising	37,414	192,740	83,881	252,055
Occupancy costs	27,932	36,696	55,555	80,494
Travel and entertainment	79,445	68,986	143,714	109,301
Other	110,605	73,309	285,631	103,562

Total operating expenses	855,991	359,057	1,878,833	1,148,752

Income (loss) from operations	(779,503)	(297,350)	(1,761,867)	(1,062,734)

Other income (expense):
Income (expense) from derivative liability	-	(321,017)	-	405,848
Interest expense	-	(10,139)	-	(19,560)
Amortization of debt discounts	-	(50,055)	-	(101,711)
Other expense	-	(1,119)	-	-

Total other income (expense) - net	-	(382,330)	-	284,577

Net income (loss)	(779,503)	(679,680)	(1,761,867)	(778,157)

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	90,396	91,352	400,093	439,099

Net income (loss) attributable to Iconic Brands, Inc.	$(689,107)	$(588,328)	$(1,361,774)	$(339,058)

Net income (loss) per common share:
Basic and diluted	$(0.07)	$(0.10)	$(0.16)	$(0.05)

Weighted average common shares outstanding and to be issued to Escrow Agent:
Basic and diluted	10,543,700	6,118,124	8,351,552	6,224,791

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net income (loss) attributable to Iconic Brands, Inc.	$(1,361,774)	$(339,058)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net income (loss) attributable to noncontrolling interests in subsidiaries and variable interest entity	(400,093)	(439,099)
Note payable to consultant issued February 7, 2019 and charged to consulting fees	50,000	-
Stock-based consulting fees	775,700	23,250
Expense (income) from derivative liability	-	(405,848)
Amortization of debt discounts	-	101,711
Changes in operating assets and liabilities:
Accounts receivable	31,243	117,381
Inventory	65,784	(146,940)
Prepaid expenses	(2,266)	5,000
Accounts payable and accrued expenses	136,385	(241,029)
Accrued interest payable	-	19,560

Net cash used in operating activities	(705,021)	(1,305,072)

Investing Activities:
Leasehold improvements	(5,000)	-
Net cash used in investting activities	(5,000)	-

Financing Activities :
Proceeds from sale of Series E Preferred Stock and warrants	509,300	300,000
Proceeds from exercise of warrants	307,200
Loans payable to officer and affiliated entity	578	62,107

Net cash provided by financing activities	817,078	362,107

Increase (decrease) in cash and cash equivalents	107,057	(942,965)

Cash and cash equivalents, beginning of period	191,463	1,237,432

Cash and cash equivalents, end of period	$298,520	$294,467

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Issuance of common stock to Escrow Agent in connection with Settlement Agreement and Amended Settlement Agreement	$534	$344,922

Series E Preferred Stock to be issued in exchange for common stock pursuant to Share Exchange Agreement dated May 21, 2018	$-	$120,000

Issuance of common stock in exchange for surrender of Series C and Series D Preferred Stock	$2,000	$-

Issuance of common stock in exchange for Series E Preferred Stock on April 23, 2019 and May 17, 2019	$589	$-

Issuance of common stock and note payable in connection with acquisition of 51% of Green Grow Farms, Inc.	$1,450,000	$-

See notes to consolidated financial statements

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders Equity (Deficiency)

(Unaudited)

	Series A Preferred Stock$.001 par		Series C Preferred Stock $.001 par		Series D Preferred Stock $.001 par		Series E Preferred Stock $.001 par		Common Stock $.001 par		Common Stock to be issued to Escrow Agent $0.001 par		Additional Paid-in	Noncontrolling Interests in Subsidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total
Six Months Ended June 30, 2019
Balances, January 1, 2019 (as previously reported)	1	$1	1,000	$1	10	$-	6,602,994	$6,603	5,440,312	$5,440	534,203	$534	$18,798,438	$(615,300)	$(21,233,083)	$(3,037,366)

Cumulative effect adjustment relating to reduction of derivative liability on warrants, pursuant to ASU 2017-11	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,261,039	2,261,039

Balance, January 1, 2019 (as adjusted)	1	1	1,000	1	10	-	6,602,994	6,603	5,440,312	5,440	534,203	534	18,798,438	(615,300)	(18,972,044)	(776,327)

Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-	534,203	534	(534,203)	(534)	-	-	-	-

Sale of Series E Preferred Stock and warrants in connection with Securities Purchase Agreement dated September 27, 2018	-	-	-	-	-	-	1,362,520	1,363	-	-	-	-	339,267	-	-	340,630

Issuance of common stock in connection with Settlement and Release Agreement dated Febuary 7, 2019	-	-	-	-	-	-	-	-	120,000	120	-	-	91,080	-	-	91,200

Issuance of common stock in connection with Business Development Agreement dated March 15, 2019	-	-	-	-	-	-	-	-	150,000	150	-	-	199,350	-	-	199,500

Issuance of common stock in exchange for the surrender of Series C Preferred Stock on March 27, 2019	-	-	(1,000)	(1)	-	-	-	-	1,000,000	1,000	-	-	(999)		-	-

Issuance of common stock in exchange for the surrender of Series D Preferred Stock on March 27, 2019	-	-	-	-	(10)	-	-	-	1,000,000	1,000	-	-	(1,000)	-	-	-

Adjustment													(1)		258	257
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	(309,697)	(672,667)	(982,364)

Balance, March 31, 2019	1	1	-	-	-	-	7,965,514	7,966	8,244,515	8,244	-	-	19,426,135	(924,997)	(19,644,453)	(1,127,104)

Sale of Series E Preferred Stock and warrants in connection with Securities Purchase Agreement dated September 27, 2018	-	-	-	-	-	-	675,000	675	-	-	-	-	168,075	-	-	168,750

	Series A Preferred Stock$.001 par		Series C Preferred Stock $.001 par		Series D Preferred Stock $.001 par		Series E Preferred Stock $.001 par		Common Stock $.001 par		Common Stock to be issued to Escrow Agent $0.001 par		Additional Paid-in	Noncontrolling Interests in Subsidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total
Issuance of common stock in exchange for Series E Preferred Stock on April 23, 2019 and May 17, 2019	-	-	-	-	-	-	(1,473,398)	(1,473)	589,359	589	-	-	884	-	-	-

Exercise of warrants at $0.32 per share pursuant to Warrant Exercise Agreements dated May 9, 2019	-	-	-	-	-	-	-	-	960,000	960	-	-	306,240	-	-	307,200

Issuance of common stock in connection with Share Exchange Agreement dated April 17, 2019	-	-	-	-	-	-	-	-	2,000,000	2,000	-	-	1,248,000	-	-	1,250,000

Issuance of common stock in connection with Consulting Agreement dated April 15, 2019	-	-	-	-	-	-	-	-	50,000	50	-	-	94,950	-	-	95,000

Issuance of common stock in connection with Consulting Agreement dated May 23, 2019	-	-	-	-	-	-	-	-	250,000	250	-	-	389,750	-	-	390,000
Adjustment															(258)	(258)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	(90,396)	(689,107)	(779,503)

Balance, June 30, 2019	1	$1	-	$-	-	$-	7,167,116	$7,167	12,093,874	$12,094	-	$-	$21,634,034	$(1,015,393)	$(20,333,818)	$304,085

Six Months Ended June 30, 2018
Balance, January 1, 2018	1	$1	1,000	$1	10	$-	-	$-	4,417,567	$4,417	1,913,890	$1,914	$15,760,206	$78,064	$(17,075,829)	$(1,231,226)

Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-	446,240	446	(446,240)	(446)	-	-	-	-

Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	(347,747)	349,602	1,855

Balance , March 31, 2018	1	1	1,000	1	10	-	-	-	4,863,807	4,863	1,467,650	1,468	15,760,206	(269,683)	(16,726,227)	(1,229,371)

Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-	933,447	934	(933,447)	(934)	-	-	-	-

Sales of Series E Preferred Stock and warrants	-	-	-	-	-	-	1,200,000	1,200	-	-	-	-	298,800	-	-	300,000

Share Exchange Agreement dated May 21, 2018	-	-	-	-	-	-	1,200,000	1,200	(480,000)	(480)	-	-	(720)	-	-	-

Warrants issued to law firm for services	-	-	-	-	-	-	-	-	-	-	-	-	23,250	-	-	23,250

Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	(91,352)	(688,660)	(780,012)

Balance at June 30, 2018	1	$1	1,000	$1	10	$-	2,400,000	$2,400	5,317,254	$5,317	534,203	$534	$16,081,536	$(361,035)	$(17,414,887)	$(1,686,133)

See Notes to consolidated financial statements

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Iconic, its three 51% owned subsidiaries BiVi, Bellissima, and Green Grow Farms Inc. (“Green Grow”), and United Spirits, Inc., a variable interest entity of Iconic (see Note 5) (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is carried at face value less any unamortized debt discounts.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

(d) Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

(e) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $18,168 and $0, respectively.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventory at June 30, 2019 and December 31, 2018 consists of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers.

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

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

(i) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the six months ended June 30, 2019 and 2018, stock-based compensation was $775,700 and $23,250, respectively.

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

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

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

(m) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2019 of $20,333,818 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Prior to May 15, 2015, BiVi was beneficially owned and controlled by Richard DeCicco, the controlling shareholder and chief executive officer of Iconic Brands, Inc.

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

Prior to December 13, 2016, Bellissima was controlled by Richard DeCicco, the controlling shareholder and chief executive officer of Iconic.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

5. UNITED SPIRITS, INC.

United Spirits, Inc. (“United”) is owned and managed by Richard DeCicco, the controlling shareholder and chief executive officer of Iconic. United provides distribution services for BiVi and Bellissima (see Note 12)and is considered a variable interest entity (“VIE”) of Iconic. Since Iconic has been determined to be the primary beneficiary of United, we have included United’s assets, liabilities, and operations in the accompanying consolidated financial statements of Iconic. Summarized financial information of United follows:

	June 30,	December 31,
	2019	2018
Balance Sheets:

Cash and cash equivalents	$26,694	$38,793
Intercompany receivable from Iconic (A)	133,394	204,461
Right-of-use asset	78,387	-
Total assets	$238,475	$243,254

Accounts payable and accrued expense	$196,950	$11,338
Loans payable to officer and affiliated entity	71,115	71,037
Intercompany payable to Bellissima (A)	297,787	335,257
Intercompany payable to BiVi (A)	66,876	56,854
Operating lease liability	78,387	-
Total Liabilities	711,115	474,487
Noncontrolling interest in VIE	(472,640)	(231,333)
Total liabilities and stockholders’ deficiency	$238,475	$243,153

	Six months ended June 30,
Statements of operations:	2019	2018

Intercompany distribution income (A)	$4,542	$3,619

Royalty expense	127,500	-
Officers' compensation	82,000	-
Other operating expenses- net	36,450	9,044
Total operating expenses	245,950	9,044
Net income (loss)	$(241,408)	$(5,425)

(A)    Eliminated in consolidation

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

6. GOODWILL AND ACQUISITION OF 51% OF GREEN GROW FARMS, INC.

On May 9, 2019, Iconic closed on a Share Exchange Agreement (the “Agreement”) with Green Grow Farms, Inc. (“Green Grow”) and NY Farms Group Inc. (“NY Farms”). Pursuant to the Agreement, Iconic acquired a 51% equity interest in Green Grow in exchange for (i) cash consideration of $200,000 (which was paid on July 24, 2019), and (ii) 2,000,000 shares of Company common stock. In addition, the Company has agreed to issue up to an additional 6,000,000 shares based upon gross revenues reached by Green Grow (at a rate of 120,000 shares per $1,000,000 of gross revenues up to a maximum of $50,000,000) within 36 months of the Closing. The $1,450,000 total consideration (i.e., the $200,000 note payable plus the $1,250,000 fair value of the 2,000,000 shares of Iconic common stock) of the acquisition over the $0 identifiable net assets of Green Grow at May 9, 2019 has been recognized as goodwill.

Green Grow was incorporated in New York on February 28, 2019 and has had no revenues since inception. On June 6, 2019, Green Grow was granted a license by New York State to grow hemp. On June 11, 2019, Green Grow signed a Sublease Agreement and Operating Agreement with Romanski Farms, Inc. to use certain real property in Baiting Hollow, New York to plant and grow hemp for CBD extraction. The lease has a term of one year and provides for monthly rent of $1,133 to be paid by Green Grow.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	June 30, 2019	December 31, 2018
Accounts payable	$81,822	$175,405
Accrued officers compensation	1,018,750	811,250
Accrued royalties	300,508	174,985
Other	46,701	149,835
Total	$1,447,781	$1,311,475

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

8. DEBT

Effective October 4, 2018, the then remaining debt and accrued interest thereon was satisfied through (1) the issuance of a total of 2,077,994 shares of our Series E convertible preferred stock (which are convertible into a total of 831,198 shares of common stock) plus warrants to acquire 831,198 shares of our common stock (for $519,499 debt and accrued interest), (2) the issuance of a total of 122,510 shares of our common stock (for $76,569 debt and accrued interest), and (3) cash (for $90,296 debt and accrued interest).

At June 30, 2019, notes payable consist of:

Amount due New York Farms Group Inc. pursuant to Share Exchange Agreement dated April 17, 2019 (closed May 9, 2019) relating to the acquisition of 51% of Green Grow Farms, Inc. (paid July 24, 2019)	$200,000
Amount due to a former Bellissima consultant pursuant to a Settlement and Release Agreement dated February 7, 2019, due December 31, 2019	50,000
Total	$250,000

9. DERIVATIVE LIABILITY ON CONVERTIBLE DEBT

In September 2018, the then Company entered into Securities Exchange Agreements and other agreements with holders of all convertible debt then outstanding to have such debt satisfied (which occurred effective October 4, 2018 – see Note 8). Accordingly, the Company reduced the then derivative liability from $255,294 at September 30, 2018 to $0.

10. DERIVATIVE LIABILITY ON WARRANTS

From September 2017 to November 2017, in connection with the sale of a total of 480,000 shares of common stock (see Note 11), the Company issued a total of 480,000 Common Stock Purchase Warrants (the “Warrants”) to the respective investors. The Warrants were exercisable into ICNB common stock at a price of $2.50 per share, were to expire five years from date of issuance, and contained “down round” price protection.

Effective May 21, 2018, in connection with the sale of a total of 120,000 shares of Series E Preferred Stock (see Note 11), the Company issued a total of 480,000 Warrants to four investors. These warrants were exercisable into ICNB common stock at a price of $2.50 per share, were to expire five years from date of issuance, and contained “down round” price protection.

The down round provision of the above Warrants required a reduction in the exercise price if there were future issuances of common stock equivalents at a lower price than the $2.50 exercise price of the Warrants. Accordingly, we recorded the $2,261,039 fair value of the Warrants at December 31, 2018 as a derivative liability. The $1,565,039 increase in the fair value of the derivative liability from $696,000 at December 31, 2017 to $2,261,039 at December 31, 2018 was charged to expense from derivative liability.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

Assumptions used to calculate the fair value of the Warrants at December 31, 2018 include (1) stock price of $0.95 per share, (2) exercise prices from $0.625 to $2.50 per share, (3) terms ranging from 2.25 years to 4.5 years, (4) expected volatility of 148%, and (5) risk free interest rates range from 2.46% to 2.51%.

Effective January 1, 2019 (see Note 2), the Company adopted ASU 2017-11 and reduced the $2,261,039 derivative liability on warrants at December 31, 2018 to $0 and recognized a $2,261,039 cumulative effect adjustment reduction of accumulated deficit.

11. CAPITAL STOCK

Preferred Stock

The one share of Series A Preferred Stock, which was issued to Richard DeCicco on June 10, 2009, entitles the holder to two votes for every share of Common Stock Deemed Outstanding and has no conversion or dividend rights.

The 1000 shares of Series C Preferred Stock, which were issued to Richard DeCicco on May 15, 2015 pursuant to the Securities Exchange Agreement (see Note 3) for the Company’s 51% investment in BiVi, entitled the holder in the event of a Sale (as defined) to receive out of the proceeds of such Sale (in whatever form, be it cash, securities, or other assets), a distribution from the Company equal to 76.93% of all such proceeds received by the Company prior to any distribution of such proceeds to all other classes of equity securities, including any series of preferred stock designated subsequent to this Series C Preferred Stock. Effective March 27, 2019, pursuant to a Preferred Stock Exchange Agreement, Mr. DeCicco exchanged the 1,000 shares of Series C Preferred Stock for 1,000,000 shares of Company common stock.

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

Effective October 4, 2018, the Company closed on the first tranche of the Securities Purchase Agreement dated September 27, 2018 with nine (9) accredited investors for the sale of an aggregate of 4,650,000 shares of our Series E convertible preferred stock and warrants to acquire 1,860,000 shares of our common stock (at an exercise price of $1.25 per share for a period of five years) for gross proceeds of $1,162,500. The first tranche sale was for 1,550,000 shares of our Series E Preferred stock and warrants to acquire 620,000 shares of our common stock for gross proceeds of $387,500.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

As a condition to the closing at the first tranche, the Company entered into Securities Exchange Agreements with holders of convertible notes totaling $519,499 who exchanged their convertible notes for an aggregate of 2,077,994 shares of our Series E Preferred stock plus warrants to acquire 831,198 shares of our common stock. Also, holders of convertible notes totaling $76,569 exchanged their notes for an aggregate of 122,510 shares of our common stock and holders of convertible notes totaling $90,296 were paid off with cash.

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

On February 12, 2019 and March 18, 2019, the Company received two payments of $71,880 and $25,000 respectively (totaling $96,880) in exchange for 287,520 and 100,000 shares of Series E Preferred Stock (totaling 387,520 shares) respectively at $0.25 per share. These payments represent advance payments in connection with the third tranche of the Securities Purchase Agreement dated September 27, 2018. The third tranche of $387,500 is expected to occur when certain closing conditions are satisfied.

On April 25, 2019 and June 4, 2019, the Company received payments of $71,875 and $96,875 respectively (totaling $168,750) in exchange for 287,500 and 387,500 shares of Series E Preferred Stock (totaling 675,000 shares) respectively at $0.25 per share. These payments represent advance payments in connection with the third tranche of the Securities Purchase Agreement dated September 27, 2018. The third tranche of $387,500 is expected to occur when certain closing conditions are satisfied.

On April 23, 2019, a stockholder converted 673,398 shares of Series E Preferred Stock into 269,359 shares of Iconic common stock.

On May 17, 2019, a stockholder converted 800,000 shares of Series E Preferred Stock into 320,000 shares of Iconic common stock.

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

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

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

From September 2017 to November 2017, pursuant to a Securities Purchase Agreement dated October 27, 2017 (the “SPA”), the Company issued a total of 480,000 shares of its common stock and 480,000 warrants to four investors for a total of $300,000 cash. The Warrants are exercisable into ICNB common stock at a price of $2.50 per share, expire five years from date of issuance, and contain “down round” price protection (see Note 10).

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

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

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

On February 7, 2019, the Company agreed to issue 120,000 shares of its common stock (issued April 18, 2019) and a $50,000 note payable due December 31, 2019 to a former Bellissima consultant pursuant to a Settlement and Release Agreement. The $141,200 total fair value of the note ($50,000) and the 120,000 shares of common stock ($91,200) was expensed as consulting fees in the three months ended June 30, 2019.

On March 15, 2019, the Company agreed to issue 150,000 shares of its common stock (issued April 8, 2019) to a consulting firm entity pursuant to a Business Development Agreement. The $199,500 fair value of the 150,000 shares of common stock was expensed as consulting fees in the three months ended June 30, 2019.

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

Effective April 15, 2019 the Company issued 50,000 shares of its common stock to a consulting firm entity pursuant to a Consulting Agreement. The $95,000 fair value of the 50,000 shares of Iconic common stock was expensed as consulting fees in the three months ended June 30, 2019.

On April 23, 2019, a stockholder converted 673,398 shares of Series E Preferred Stock into 269,359 shares of Iconic common stock.

On May 8, 2019, Iconic executed Warrant Exercise Agreements with four holders of Company warrants. The holders exercised a total of 960,000 warrants at an agreed price of $0.32 per share and paid the Company a total of $307,200. Pursuant to the Warrant Exercise Agreements, the holders were issued a total of 1,920,000 New Warrants which are exercisable into Company common stock at a price of $2.25 per share for a period of five years.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

On May 9, 2019, Iconic closed on a Share Exchange Agreement (the “Agreement”) with Green Grow Farms, Inc. (“Green Grow”) and NY Farms Group Inc. (“NY Farms”). Pursuant to the Agreement, Iconic acquired a 51% equity interest in Green Grow in exchange for (i) cash consideration of $200,000 (which was paid on July 24, 2019), and (ii) 2,000,000 shares of Company common stock. In addition, the Company has agreed to issue up to an additional 6,000,000 shares based upon gross revenues reached by Green Grow (at a rate of 120,000 shares per $1,000,000 of gross revenues up to a maximum of $50,000,000) within 36 months of the Closing. The $1,450,000 total consideration (i.e., the $200,000 note payable plus the $1,250,000 fair value of the 2,000,000 shares of Iconic common stock) of the acquisition over the $0 identifiable net assets of Green Grow at May9, 2019 has been recognized as goodwill (see Note 6).

On May 17, 2019, a stockholder converted 800,000 shares of Series E Preferred Stock into 320,000 shares of Iconic common stock.

Effective May 23, 2019, the Company issued 250,000 shares of its common stock to a consulting firm entity pursuant to a Consulting Agreement. The $390,000 fair value of the 250,000 shares of Iconic common stock was expensed as consulting fees in the three months ended June 30, 2019.

Warrants

A summary of warrants activity for the period January 1, 2017 to June 30, 2019 follows:

Common shares Equivalent
Balance, January 1, 2017	-
Issued in year ended December 31, 2017	534,000

Balance, December 31, 2017	534,000
Issued in year ended December 31, 2018	2,361,198

Balance, December 31, 2018	2,895,198
Issued in the three months ended March 31, 2019	620,000

Balance, March 31, 2019
3,515,198
Exercise of warrants in connection with Warrant
Exercise Agreements dated May 8, 2019	(960,000)

Issuance of New Warrants in connection with
Warrant Exercise Agreements dated May 8, 2019	1,920,000

Balance, June 30, 2019	4,475,198

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

Issued and outstanding warrants at June 30, 2019 consist of:

Year Granted	Number Common Shares Equivalent	Exercise Price Per Share	Consist of Expiration Date
2017	54,000	$2.50	June 22, 2022 to June 30, 2022
2018	400,000	$0.625	March 28, 2021
2018	30,000	$2.50	May 21, 2023
2018	831,198	$1.25	September 20, 2023
2018	620,000	$1.25	September 20, 2023
2019	620,000	$1.25	February 7, 2024
2019	1,920,000	$2.25	May 8,2024

Total	4,475,198

* - Substantially all of the warrants will be repriced to $0.625 per share as a result of the Series F Preferred Stock financing, which closed on August 2, 2019 (see Note 14).

In connection with the Company’s issuance of a total of $135,019 convertible notes payable in the three months ended June 30, 2017, the Company issued a total of 54,000 Common Stock Purchase Warrants (the ‘Warrants”) to the respective lenders. The Warrants are exercisable into ICNB common stock at a price of $2.50 per share and expire at dates ranging from June 22, 2022 to June 30, 2022.

As discussed in Note 9, the Company issued a total of 480,000 warrants to four investors from September 2017 to November 2017. The Warrants were exercisable into ICNB common stock at a price of $2.50 per share and were to expire five years from date of issuance.

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

As discussed in Preferred Stock above, the Company issued a total of 480,000 warrants to four investors effective May 21, 2018 in connection with the sale of 1,200,000 shares of Series E Preferred stock for $300,000 cash. These warrants were exercisable into ICNB common stock at a price of $2.50 per share and were to expire five years from date of issuance.

Effective October 4, 2018, the remaining debt (see Note 8) and accrued interest thereon was satisfied through (1) the issuance of a total of 2,077,994 shares of our Series E convertible preferred stock (which are convertible into a total of 831,198 shares of common stock) plus warrants to acquire 831,198 shares of our common stock (for $519,499 debt and accrued interest), (2) the issuance of a total of 122,510 shares of our common stock (for $76,569 debt and accrued interest), and (3) cash (for $90,296 debt and accrued interest).

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

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

On May 8, 2019, Iconic executed Warrant Exercise Agreements with four holders of Company warrants. The holders exercised a total of 960,000 warrants (which were acquired from September 2017 to November 2017 and on May 21, 2018) at an agreed price of $0.32 per share and paid the Company a total of $307,200. Pursuant to the Warrant Exercise Agreements, the holders were issued a total of 1,920,000 New Warrants which are exercisable into Company common stock at a price of $2.25 per share for a period of five years.

12. INCOME TAXES

No income taxes were recorded in the periods presented since the Company had taxable losses in these periods.

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% for the periods presented to income (loss) before income taxes. The sources of the difference are as follows:

	Six months ended June 30,
	2019	2018
Expected tax at 21%	$(369,992)	$(163,413)
Nondeductible stock-based compensation	162,897	-
Nondeductible expense (nontaxable income) from derivative liability	-	(85,228)
Nondeductible amortization of debt discount	-	21,359
Increase (decrease) in valuation allowance	207,095	227,282

Income tax provision	$-	$-

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

Significant components of the Company’s deferred income tax assets are as follows:

	June 30, 2019	December 31, 2018

Net operating loss carry forward	$3,965,503	$3,758,408

Less valuation allowance	(3,965,503)	(3,758,408)

Deferred income tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of June 30, 2019 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at June 30, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

All tax years remain subject to examination by major taxing jurisdictions.

13. COMMITMENTS AND CONTINGENCIES

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

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

b. Royalty Obligations of BiVi and Bellissima

Pursuant to the License Agreement with the Bivi Licensor (see Note 13a. above), BiVi is obligated to pay the BiVi Licensor a Royalty Fee equal to 5% of monthly gross sales of BiVi Brand products payable monthly subject to an annual Minimum Royalty Fee of $100,000 in year 1, $150,000 in year 2, $165,000 in year 3, $181,500 in year 4, $199,650 in year 5, and $219,615 in year 6 and each subsequent year.

Pursuant to the License Agreement and Amendment No. 1 to the License Agreement effective June 30, 2017 with the Bellissima Licensor (see Note 13a. above), Bellissima is obligated to pay the Bellissima Licensor a Royalty Fee equal to 10% of monthly gross sales (12.5% for sales in excess of defined Case Break Points) of Bellissima Brand products payable monthly. The Bellissima Licensor has the right to terminate the endorsement if Bellissima fails to sell 10,000 cases of Bellissima Brand products in year 1, 15,000 cases in year 2, or 20,000 cases in year 3 and each subsequent year.

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

For the three and six months ended June 30, 2019, royalties expense under this Agreement was $63,750 and $127,500, respectively (equal to 25% and 50%, respectively, of the year 2019 minimum royalty fee).

d. Distribution Agreements

On May 1, 2015, BiVi entered into a Distribution Agreement with United Spirits, Inc. (“United”) for United to distribute and wholesale BiVi’s product and to act as the licensed importer and wholesaler. The Distribution Agreement provides United the exclusive right for a term of ten years to sell BiVi’s product for an agreed distribution fee equal to $1.00 per case of product sold. United is owned and managed by Richard DeCicco, the controlling shareholder and chief executive officer of Iconic.

In November 2015, Bellissima and United agreed to have United distribute and wholesale Bellissima’s Products under the same terms contained in the Distribution Agreement with BiVi described in the preceding paragraph.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

e. Compensation Arrangements

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements have a term of 24 months (to June 30, 2020). The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. For the year ended December 31, 2018, we accrued a total of $311,250 officers compensation pursuant to these two Employment Agreements. In 2018, the accrued compensation was allocated 50% to Iconic ($155,625), 40% to Bellissima ($124,500), and 10% to BiVi ($31,125). For the six months ended June 30, 2019, we accrued a total of $207,500 officers compensation pursuant to these two Employment Agreements which was allocated 50% to Iconic ($103,750), 40% to Bellissima ($83,000), and 10% to BiVi ($20,750).

Prior to April 1, 2018, the Company used the services of its chief executive officer Richard DeCicco and its assistant secretary Roseann Faltings under informal compensation arrangements (without any employment agreements).

As of June 30, 2019 and December 31, 2018, accrued officers compensation was $1,018,750 and $811,250, respectively.

f. Lease Agreements

On March 27, 2018, United Spirits, Inc. executed a lease extension for the Company’s office and warehouse space in North Amityville New York. The extension has a term of three years from February 1, 2018 to January 31, 2021 and provides for monthly rent of $4,478.

At June 30, 2019, the future minimum lease payments under this non-cancellable operating lease were:

Year ending December 31, 2019	$26,868
Year ending December 31, 2020	53,736
Year ending December 31, 2021	4,478

Total	$85,082

The operating lease liability of $78,387 at June 30, 2019 as presented in the Consolidated Balance Sheet represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of $85,082 at June 30, 2019.

Green Grow signed a Sublease Agreement and Operating Agreement with Romanski Farms, Inc. to use certain real property in Baiting Hollow, New York to plant and grow hemp for CBD extraction. The lease has a term of one year and provides for monthly rent of $1,133 to be paid by Green Grow.

g. Major customers.

For the six months ended June 30, 2019, three customers accounted for 21%, 21% and 14%, respectively of sales.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

Six months ended June 30, 2019 and 2018

(Unaudited)

14. SUBSEQUENT EVENTS

On July 18, 2019, Iconic entered into Securities Purchase Agreements with certain accredited investors (the “Investors”) for the sale of an aggregate of 3,125 shares of newly designated Series F Convertible Preferred Stock plus 5,000,000 warrants at a price of $1,000 per share of Series F Convertible Preferred Stock or for a total of $3,125,000 (which was collected in full from July 18, 2019 to August 2, 2019). On August 2, 2019, Iconic paid $322,500 in commissions and expenses to the placement agent of this offering. Each share of Series F Convertible Preferred Stock has a stated value of $1,000, is convertible into 1,600 shares of common stock (subject to adjustment under certain circumstances), has no voting rights, is entitled to dividends on an as-converted-to common stock basis, is entitled to a distribution preference of $1,000 upon liquidation, and is not redeemable. Each warrant is exercisable into one share of common stock at an exercise price of $0.625 per share (subject to adjustment under certain circumstances) for a period of five years from the date of issuance.

We also entered into separate Registration Rights Agreements with the Investors, pursuant to which the Company agreed to undertake to file a registration statement to register the resale of the shares underlying the Series F Convertible Preferred Stock and Warrants within thirty (30) days following the closing date (the “Filing Date”), to cause such registration statement to be declared effective within 60 days following the earlier of (i) the date that the registration statement is filed with the Securities and Exchange Commission and (ii) the Filing Date, and to maintain the effectiveness of the registration statement until all of such shares of Common Stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions. If we fail to file the registration statement or have it declared effective by the dates set forth above, among other things, the Company is obligated to pay the Investors liquidated damages in the amount of 1% of their subscription amount, per month, until such events are satisfied.

Concurrently with the closing of the financing transaction described above, we entered into Securities Exchange Agreements with certain holders of our Series E Convertible Preferred Stock to exchange their Series E Convertible Preferred Stock for an aggregate of 1,090 shares of our Series F Convertible Preferred Stock. After the exchanges, 1,125,000 shares of our Series E Convertible Preferred Stock will be outstanding.

On July 26, 2019, our 51% owned subsidiary Green Grow Farms Inc (“Green Grow”) entered into a Sublease Agreement and a Contract Farming Agreement with a third party entity (the “Farmer”) to use 5 acres of property located in Riverhead, New York to plant and grow hemp for CBD Extraction. The lease has a term of five months and provides for monthly rent of $3,000 to be paid by Green Grow. The Contract Farming Agreement has a term ending December 31, 2019 and provides for Green Grow payments to the Farmer of per acre fees based on the potency of the crop yield.

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

Results of Operations for the Three months Ended June 30, 2019 and 2018

Introduction

We had sales of $145,294 for the three months ended June 30, 2019 and $143,551 for the three months ended June 30, 2018, an increase of $1,743. Our operating expenses were $855,991 for the three months ended June 30, 2019, compared to $359,057 for the three months ended June 30, 2018, an increase of $496,934 or 138%. Our net income (loss) was $(779,503) for the three months ended June 30, 2019, compared to $(679,680) for the three months ended June 30, 2018, an increase of $99,823.

Revenues and Net Operating Loss

Our operations for the three months ended June 30, 2019 and 2018 were as follows:

	Three months	Three months
	June 30,	June 30,
	2019	2018

Sales	$145,294	$143,551
Cost of sales	68,806	81,844
Gross profit	76,488	61,707

Operating expenses:
Officers compensation	103,750	3,207
Professional and consulting fees	418,566	59,121
Royalties	78,279	(75,002)
Marketing and advertising	37,414	192,740
Occupancy costs	27,932	36,696
Travel and entertainment	79,445	68,986
Other	110,605	73,309
Total operating expenses	855,991	359,057

Income (loss) from operations	(779,503)	(297,350)

Total Other income (expense) - net	-	(382,330)

Net Income (loss)	(779,503)	(679,680

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	90,396	91,352

Net income (loss) attributable to Iconic Brands, Inc.	$(689,107)	$(588,328)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka and Bellissima Prosecco and Sparkling Wine. Sales were $145,294 for the three months ended June 30, 2019 and $143,551 for the three months ended June 30, 2018, an increase of $1,743. The increase in sales was a result of 2019 shipments being made at full price, while in 2018 we were fulfilling a promotional offer which accounted for lower sales pricing to some customers.

Cost of Sales

Cost of sales was $68,806, or 47.4% of sales, for the three months ended June 30, 2019 and $81,844, or 57.0% of sales, for the three months ended June 30, 2018. Cost of sales includes the cost of the products purchased from our Italian suppliers, freight-in costs and import duties.

Officers Compensation

Officers compensation was $103,750 for the three months ended June 30, 2019 and $3,207 for the three months ended June 30, 2018, an increase of $100,543.

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements have a term of 24 months (to June 30, 2020). The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. For the three months ended June 30, 2019, we accrued a total of $103,750 in officers compensation pursuant to these two Employment Agreements, which was allocated 50% to Iconic ($51,875), 40% to Bellissima ($41,500), and 10% to BiVi ($10,375).

Professional and Consulting Fees

Professional and consulting fees were $418,566 for the three months ended June 30, 2019 and $59,121 for the three months ended June 30, 2018, an increase of $359,445. Professional and consulting fees consist primarily of legal and accounting and auditing services. The increase was a result of costs associated with getting our financial statements audited, filing a registration statement, and becoming a fully-reporting issuer.

Royalties

Royalties were $153,467, or 57.4 of sales, for the six months ended June 30, 2019 and $(68,412) for the six months ended June 30, 2018, an increase of $221,879. Royalties increased primarily due to the minimum royalty fees relating to the Hooters agreement signed July 23, 2018 and downward royalty adjustments in the three months ended June 30, 2018 as a result of Bellisima special promotion program expenses incurred in the three months ended March 31, 2018.

Marketing and Advertising

Marketing and advertising expenses were $37,414 for the three months ended June 30, 2019 and $192,740 for the three months ended June 30, 2018, a decrease of $155,326 or 80.6%. The decrease was a result of lower cost marketing efforts in 2019.

Occupancy Costs

Occupancy costs were $27,932 for the three months ended June 30, 2019 and $36,696 for the three months ended June 30, 2018, a decrease of $8,764 or 23.9%. The decrease was a result of lower warehouse rental costs.

Travel and Entertainment

Travel and entertainment expenses were $79,445 for the three months ended June 30, 2019 and $68,986 for the three months ended June 30, 2018, an increase of $10,459 or 15.2%. The increase was a result of travel related to new product development.

Other Operating Expenses

Other operating expenses were $110,605 for the three months ended June 30, 2019 and $73,309 for the three months ended June 30, 2018, an increase of $37,296 or 50.9%. The increase was a result of salary expense for employees not on the payroll in the same period in 2018. Other operating expenses include salaries, automobile, insurance, office expenses and expenses relating to Christie Brinkley appearances at Bellissima promotions.

Net Operating Income (Loss)

We had a net operating loss of $779,503 for the three months ended June 30, 2019 and $297,350 for the three months ended June 30, 2018, an increase of $482,153 or 162%. Our net operating loss increased, as set forth above, primarily because certain operating expenses, primarily professional and consulting fees and other operating expenses, increased.

Other Income/Expense

Total other income was $0 for the six months ended June 30, 2019 and $284,577 for the six months ended June 30, 2018. The decrease was primarily due to reductions of our derivative liability income.

Our previously outstanding convertible notes contained variable conversion features based on the future trading price of our common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes were indeterminate. Accordingly, we recorded the fair value of the embedded conversion features at December 31, 2017 and June 30, 2018 as a derivative liability. The fair value of the derivative liability dropped to zero at December 31, 2018 after we entered into Securities Exchange Agreements with the holders of all convertible debt. For further details, see Note 8 of our consolidated financial statements for the years ended December 31, 2018 and 2017.

Net Loss attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

The net loss attributable to noncontrolling interests in subsidiaries and variable interest entity represents 49% of the net loss of Bellissima, BiVi and Green Grow (which we own 51%) and 100% of United Spirits (which we own 0%) and is accounted for as a reduction in the net loss attributable to the Company. This net loss was $90,396 for the three months ended June 30, 2019 and $91,352 for the three months ended June 30, 2018, a decrease of $956 or 1.1%. The net loss from other entities decreased as a result of all the changes discussed above.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was $689,107 for the three months ended June 30, 2019 and $588,328 for the three months ended June 30, 2018, an increase of $100,779.

Results of Operations for the Six months Ended June 30, 2019 and 2018

Introduction

We had sales of $267,207 for the six months ended June 30, 2019 and $205,270 for the six months ended June 30, 2018, an increase of $61,937 or 30.2%. Our operating expenses were $1,878,833 for the six months ended June 30, 2019, compared to $1,148,752 for the six months ended June 30, 2018, an increase of $730,081 or 63.6%. Our net loss was $1,761,867 for the six months ended June 30, 2019, compared to $778,157 for the six months ended June 30, 2018, an increase of $983,710.

Revenues and Net Operating Loss

Our operations for the six months ended June 30, 2019 and 2018 were as follows:

	Six months	Six months
	June 30,	June 30,
	2019	2018

Sales	$267,207	$205,270
Cost of sales	150,241	119,252
Gross profit	116,966	86,018

Operating expenses:
Officers compensation	289,500	3,207
Professional and consulting fees	867,085	71,407
Royalties	153,467	(68,412)
Special promotion program with customer	-	597,138
Marketing and advertising	83,881	252,055
Occupancy costs	55,555	80,494
Travel and entertainment	143,714	109,301
Other	285,631	103,562
Total operating expenses	1,878,833	1,148,752

Income (loss) from operations	(1,761,867)	(1,062,734)

Total other income (expense) - net	-	284,577

Net Income (loss)	(1,761,867)	(778,157)

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	400,093	439,099

Net income (loss) attributable to Iconic Brands, Inc.	$(1,361,774)	$(339,058)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka and Bellissima Prosecco and Sparkling Wine. Sales were $267,207 for the six months ended June 30, 2019 and $205,270 for the six months ended June 30, 2018, an increase of $61,937 or 30.2%. The increase in sales was a result of 2019 shipments being made at full price, while in 2018 we were fulfilling a promotional offer which accounted for lower sales pricing to some customers.

Cost of Sales

Cost of sales was $150,241, or 56.2% of sales, for the six months ended June 30, 2019 and $119,252, or 58.1% of sales, for the six months ended June 30, 2018. Cost of sales includes the cost of the products purchased from our Italian suppliers, freight-in costs and import duties.

Officers Compensation

Officers compensation was $289,500 for the six months ended June 30, 2019 and $3,207 for the six months ended June 30, 2018, an increase of $286,293.

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements have a term of 24 months (to June 30, 2020). The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. For the six months ended June 30, 2019, we accrued a total of $207,500 in officers compensation pursuant to these two Employment Agreements, which was allocated 50% to Iconic ($103,750), 40% to Bellissima ($83,000), and 10% to BiVi ($20,750).

Professional and Consulting Fees

Professional and consulting fees were $867,085 for the six months ended June 30, 2019 and $71,407 for the six months ended June 30, 2018, an increase of $795,678. Professional and consulting fees consist primarily of legal and accounting and auditing services. The increase was a result of costs associated with getting our financial statements audited, filing a registration statement, and becoming a fully-reporting issuer.

Royalties

Royalties were $153,467, or 57.4 of sales, for the six months ended June 30, 2019 and $(68,412) for the six months ended June 30, 2018, an increase of $221,879. Royalties increased primarily due to the minimum royalty fees relating to the Hooters agreement signed July 23, 2018 and downward royalty adjustments in the three months ended June 30, 2018 as a result of Bellisima special promotion program expenses incurred in the three months ended March 31, 2018.

Special Promotion Program with Customer

For the six months ended June 30, 2018, we incurred an expense of $597,138 in connection with a product promotion with a large customer. We did not have a similar expense for the six months ended June 30, 2019, and do not expect to incur such an expense in the foreseeable future.

Marketing and Advertising

Marketing and advertising expenses were $83,881 for the six months ended June 30, 2019 and $252,055 for the six months ended June 30, 2018, a decrease of $168,174 or 66.7%. The decrease was a result of lower cost marketing efforts in 2019.

Occupancy Costs

Occupancy costs were $55,555 for the six months ended June 30, 2019 and $80,494 for the six months ended June 30, 2018, a decrease of $24,939 or 31.0%. The decrease was a result of lower warehouse rental costs.

Travel and Entertainment

Travel and entertainment expenses were $143,714 for the six months ended June 30, 2019 and $109,301 for the six months ended June 30, 2018, an increase of $34,413 or 31.5%. The increase was a result of travel related to new product development.

Other Operating Expenses

Other operating expenses were $285,631 for the six months ended June 30, 2019 and $103,562 for the six months ended June 30, 2018, an increase of $182,069 or 175.8%. The increase was a result of salary expense for employees not on the payroll in the same period in 2018. Other operating expenses include salaries, automobile, insurance, office expenses and expenses relating to Christie Brinkley appearances at Bellissima promotions.

Net Operating Income (Loss)

We had a net operating loss of $1,761,867 for the six months ended June 30, 2019 and $1,062,734 for the six months ended June 30, 2018, an increase of $699,133 or 65.8%. Our net operating loss increased, as set forth above, primarily because certain operating expenses, primarily professional and consulting fees and other operating expenses, increased.

Other Income/Expense

Total other income was $0 for the six months ended June 30, 2019 and $284,577 for the six months ended June 30, 2018. The decrease was primarily due to reductions of our derivative liability income.

Our previously outstanding convertible notes contained variable conversion features based on the future trading price of our common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes were indeterminate. Accordingly, we recorded the fair value of the embedded conversion features at December 31, 2017 and June 30, 2018 as a derivative liability. The fair value of the derivative liability dropped to zero at December 31, 2018 after we entered into Securities Exchange Agreements with the holders of all convertible debt. For further details, see Note 8 of our consolidated financial statements for the years ended December 31, 2018 and 2017.

Net Loss attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

The net loss attributable to noncontrolling interests in subsidiaries and variable interest entity represents 49% of the net loss of Bellissima, BiVi and Green Grow (which we own 51%) and 100% of United Spirits (which we own 0%) and is accounted for as a reduction in the net loss attributable to the Company. This net loss was $400,093 for the six months ended June 30, 2019 and $439,099 for the six months ended June 30, 2018, a decrease of $39,006 or 8.9%. The net loss from other entities decreased as a result of all the changes discussed above.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was $1,361,774 for the six months ended June 30, 2019 and $339,058 for the six months ended June 30, 2019, an increase of $1,022,716.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2019 and June 30, 2018, we had negative operating cash flows. Our cash on hand as of June 30, 2019 was $298,520, which was derived from the sale of Series E preferred stock and warrants. Our monthly cash flow burn rate for 2018 was approximately $146,000, and our monthly burn rate through the six months ended June 30, 2019 was approximately $118,000. We have strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2019 and December 31, 2018, respectively, are as follows:

	June 30,	December 31,
	2019	2018	Change

Cash	$298,520	$191,463	$107,057
Total Current Assets	575,535	563,239	12,296
Total Assets	2,108,922	563,239	1,545,683
Total Current Liabilities	1,774,510	1,339,566	434,944
Total Liabilities	$1,804,837	$3,600,605	$(1,795,768)

Our cash increased $107,057 and total current assets increased $12,296. Our total current liabilities increased as our accounts payable and accrued expenses increased, reflecting our increase in professional and consulting fees. Our total liabilities decreased $1,795,768. Our stockholders’ (deficiency) equity increased from ($3,037,366) to $304,085 due primarily to (i) the cumulative effect adjustment of $2,261,039 reducing the derivative liability on warrants to $0 effective January 1, 2019 and (ii) the issuance of common stock valued at $1,250,000 in connection with the acquisition of 51% of Green Grow Farms, Inc.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2019 was $289,520. Based on our minimal sales and annualized monthly burn rate of approximately $118,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities for the six months ended June 30, 2019 of $(705,021), compared to $(1,305,072) for the six months ended June 30, 2018. For the six months ended June 30, 2019, the net cash used in operating activities consisted primarily of our net loss of $(1,361,774) plus a net loss attributable to our subsidiaries of $(400,093), offset primarily by stock-based compensation of $775,700 and an increase in accounts payable and accrued expenses of $136,385. For the six months ended June 30, 2018, the net cash used in operating activities consisted primarily of our net income of $(339,058) plus a net loss attributable to our subsidiaries of $(439,099) and income from derivative liabilities of $(405,848).

Investments

Except for $5,000 leasehold improvements incurrec in 2019 we had no investing activities for the six months ended June 30, 2019 or June 30, 2018.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2019 was $817,078, compared to $362,107 for the six months ended June 30, 2018, which consisted principally of proceeds from the sale of our Series E preferred stock and warrants.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended June 30, 2019.

On April 15, 2019, we agreed to issue 50,000 shares of our common stock (issued June 4, 2019) to a consulting firm pursuant to a Consulting Agreement.

On April 23, 2019, a stockholder converted 673,398 shares of Series E Preferred Stock into 269,359 shares of Iconic common stock.

On May 8, 2019, we executed Warrant Exercise Agreements with four holders of our warrants. The holders exercised a total of 960,000 warrants at an agreed price of $0.32 per share and paid the Company a total of $307,200. Pursuant to the Warrant Exercise Agreements, the holders were issued a total of 1,920,000 New Warrants which are exercisable into Company common stock at a price of $2.25 per share for a period of five years.

On May 9, 2019, we issued a total of 2,000,000 shares of our common stock to NY Farms Group Inc. in connection with the acquisition of a 51% equity interest in Green Grow Farms, Inc. pursuant to a Share Exchange Agreement with Green Grow Farms, Inc. and NY Farms Group Inc.

On May 23, 2019, we agreed to issue 250,000 shares of our common stock (issued June 6, 2019) to a consulting firm pursuant to a Consulting Agreement.

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

Iconic Brands, Inc.

Dated: August 17, 2019	By:	/s/ Richard J. DeCicco
Richard J. DeCicco
	Its:	Chief Executive Officer

