Form 10-Q
period 2019-09-30
Iconic Brands, Inc.
filed 2019-11-19
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 13, 2019, the registrant had 13,335,924 shares of common stock, $0.001 par value per share, issued and outstanding.

ICONIC BRANDS, INC.

2

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2019 and 2018

Iconic Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,370,302	$191,463
Accounts receivable (less allowance for doubtful accounts of $26,513 and $0, respectively)	192,937	113,506
Inventories	719,148	258,270
Notes receivable from related parties of Green Grow Farms, Inc.	287,700	-
Total current assets	2,570,087	563,239

Right-of-use asset	66,817	-
Leasehold improvements	15,000	-
Intellectual property and production rights intangible asset	1,450,000
Total assets	$4,101,904	$563,239

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Current portion of operating lease liability	$49,272	$-
Accounts payable and accrued expenses	1,670,949	1,311,475

Loans payable to officer and affiliated entity-non-interest bearing and due on demand	11,722	28,091
Notes payable	250,000	-

Total current liabilities	1,981,943	1,339,566

Non-current portion of operating lease liability	17,545	-

Derivative liability on warrants	-	2,261,039

Total liabilities	1,999,488	3,600,605

Commitments and contingencies (Note 12)

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized 100,000,000 shares:
Series A, 1 and 1 share issued and outstanding, respectively	1	1
Series C, 0 and 1,000 shares issued and outstanding, respectively	-	1
Series D, 0 and 10 shares issued and outstanding, respectively	-	-
Series E, 3,442,116 and 6,602,994 shares issued and outstanding, respectively	3,442	6,603
Series F ($1,000 per share stated value), 3,664 and 0 shares issued and outstanding, respectively	3,664,250

Common stock, $.001 par value; authorized 2,000,000,000 shares, 13,502,324 and 5,440,312 shares issued and outstanding respectively	13,502	5,440

Common stock to be issued to Escrow Agent, $.001 par value; 0 and 534,203 shares, respectively	-	534

Additional paid-in capital	20,774,601	18,798,438

Accumulated deficit	(21,302,141)	(21,233,083)

Total Iconic Brands, Inc. stockholders equity (deficiency)	3,153,655	(2,422,066)

Noncontrolling interests in subsidiaries and variable interest	(1,051,239)	(615,300)

Total stockholders' equity deficiency	2,102,416	(3,037,366)

Total liabilities and stockholders' equity (deficiency)	$4,101,904	$563,239

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2019	2018	2019	2018

Sales	$267,619	$217,139	$534,826	$422,409
Cost of Sales	120,790	125,304	271,031	244,556
Gross profit	146,829	91,835	263,795	177,853

Operating expenses:
Officers compensation	103,750	429,588	393,250	432,795
Professional and consulting fees (including stock-based compensation of $0, $0, $775,900 and $23,250, respectively)	147,048	76,370	1,014,133	147,777
Royalties	25,243	21,074	178,710	(47,338)
Special promotion program with customer	-	-	-	597,138
Marketing and advertising	305,222	58,724	389,103	310,779
Occupancy costs	47,312	48,070	102,867	128,564
Travel and entertainment	92,400	34,683	236,114	143,984
Other	430,023	43,849	715,654	147,411

Total operating expenses	1,150,998	712,358	3,029,831	1,861,110

Income (loss) from operations	(1,004,169)	(620,523)	(2,766,036)	(1,683,257)

Other income (expense):
Income (expense) from derivative liability	-	304,224	-	314,072
Interest expense	-	(10,139)	-	(29,699)
Amortization of debt discounts	-	(6,135)	-	(107,846)
Other income	-	12,665	-	12,665

Total other income (expense) - net	-	300,615	-	189,192

Net income (loss)	(1,004,169)	(319,908)	(2,766,036)	(1,494,065)

Net loss (income) attributable to noncontrolling
interests in subsidiaries and variable interest entity	35,846	12,494	435,939	451,593

Net income (loss) attributable to Iconic Brands, Inc.	$(968,323)	$(307,414)	$(2,330,097)	$(1,042,472)

Net income (loss) per common share:
Basic and diluted	$(0.08)	$(0.05)	$(0.24)	$(0.16)

Weighted average common shares
outstanding and to be issued to Escrow Agent:
Basic and diluted	12,525,768	6,376,120	9,742,957	6,346,400

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders Equity (Deficiency)

(Unaudited)

	Series A Preferred Stock $.001 par		Series C Preferred Stock $.001 par		Series D Preferred Stock $.001 par		Series E Preferred Stock $.001 par		Series F Preferred Stock $1,000 stated value per share		Common Stock $.001 par		Common Stock to be issued to Escrow Agent $0.001 par		Additional Paid-in	Non- controlling Interests in Sub- sidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total
Nine Months Ended September 30, 2019
Balances, January 1, 2019 (as previously reported)	1	$1	1,000	$1	10	$-	6,602,994	$6,603			5,440,312	$5,440	534,203	$534	$18,798,438	$(615,300)	$(21,233,083)	$(3,037,366)

Cumulative effect adjustment relating to reduction of derivative liability on warrants, pursuant to ASU 2017-11	-	-	-	-	-	-	-	-			-	-	-	-	-	-	2,261,039	2,261,039

Balance, January 1, 2019 (as adjusted)	1	1	1,000	1	10	-	6,602,994	6,603			5,440,312	5,440	534,203	534	18,798,438	(615,300)	(18,972,044)	(776,327)

Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-			534,203	534	(534,203)	(534)	-	-	-	-

Sale of Series E Preferred Stock and warrants in connection with Securities Purchase Agreement dated September 27, 2018	-	-	-	-	-	-	1,362,520	1,363			-	-	-	-	339,267	-	-	340,630

Issuance of common stock in connection with Settlement and Release Agreement dated Febuary 7, 2019	-	-	-	-	-	-	-	-			120,000	120	-	-	91,080	-	-	91,200

Issuance of common stock in connection with Business Development Agreement dated March 15, 2019	-	-	-	-	-	-	-	-			150,000	150	-	-	199,350	-	-	199,500

Issuance of common stock in exchange for the surrender of Series C Preferred Stock on March 27, 2019	-	-	(1,000)	(1)	-	-	-	-			1,000,000	1,000	-	-	(999)		-	-

Issuance of common stock in exchange for the surrender of Series D Preferred Stock on March 27, 2019	-	-	-	-	(10)	-	-	-			1,000,000	1,000	-	-	(1,000)	-	-	-

Adjustment															(1)		258	257
Net income (loss)	-	-	-	-	-	-	-	-			-	-	-	-	-	(309,697)	(672,667)	(982,364)

	Series A Preferred Stock $.001 par		Series C Preferred Stock $.001 par		Series D Preferred Stock $.001 par		Series E Preferred Stock $.001 par		Series F Preferred Stock $1,000 stated value per share		Common Stock $.001 par		Common Stock to be issued to Escrow Agent $0.001 par		Additional Paid-in	Non-controlling Interests in Sub- sidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total
Balance, March 31, 2019	1	1	-	-	-	-	7,965,514	7,966			8,244,515	8,244	-	-	19,426,135	(924,997)	(19,644,453)	(1,127,104)

Sale of Series E Preferred Stock and warrants in connection with Securities Purchase Agreement dated September 27, 2018	-	-	-	-	-	-	675,000	675			-	-	-	-	168,075	-	-	168,750

Issuance of common stock in exchange for Series E Preferred Stock on April 23, 2019 and May 17, 2019	-	-	-	-	-	-	(1,473,398)	(1,473)			589,359	589	-	-	884	-	-	-

Exercise of warrants at $0.32 per share pursuant to Warrant Exercise Agreements dated May 9, 2019	-	-	-	-	-	-	-	-			960,000	960	-	-	306,240	-	-	307,200

Issuance of common stock in connection with Share Exchange Agreement dated April 17, 2019	-	-	-	-	-	-	-	-			2,000,000	2,000	-	-	1,248,000	-	-	1,250,000

Issuance of common stock in connection with Consulting Agreement dated April 15, 2019	-	-	-	-	-	-	-	-			50,000	50	-	-	94,950	-	-	95,000

Issuance of common stock in connection with Consulting Agreement dated May 23, 2019	-	-	-	-	-	-	-	-			250,000	250	-	-	389,750	-	-	390,000
Adjustment																	(258)	(258)
Net income (loss)	-	-	-	-	-	-	-	-			-	-	-	-	-	(90,396)	(689,107)	(779,503)

Balance, June 30, 2019	1	$1	-	$-	-	$-	7,167,116	$7,167			12,093,874	$12,094	-	$-	$21,634,034	$(1,015,393)	$(20,333,818)	$304,085

Sale of Series F Preferred Stock and warrants in connection with Securities Purchase Agreements dated July 18, 2019	-	-	-	-	-	-	-	-	3,125	3,125,000	-	-	-	-	-	-	-	3,125,000
Placement agent commissions, expenses and stock-based compensation	-	-	-	-	-	-	-	-	-	-	781,250	781	-	-	(323,281)	-	-	(322,500)
Exchange of Series E Preferred Stock for Series F Preferred Stock	-	-	-	-	-	-	(2,725,000)	(2,725)	681	681,250	-	-	-	-	(678,525)	-	-	-
Issuance of common stock in exchange for Series E Preferred Stock	-	-	-	-	-	-	(1,000,000)	(1,000)	-	-	400,000	400	-	-	600	-	-	-

	Series A Preferred Stock $.001 par		Series C Preferred Stock $.001 par		Series D Preferred Stock $.001 par		Series E Preferred Stock $.001 par		Series F Preferred Stock $1,000 stated value per share		Common Stock $.001 par		Common Stock to be issued to Escrow Agent $0.001 par		Additional Paid-in	Non- controlling Interests in Sub- sidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total
Issuance of common stock in exchange for Series F Preferred Stock	-	-	-	-	-	-	-	-	(142)	(142,000)	227,200	227	-	-	14,773	-	-	-

Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(35,846)	(968,323)	(1,004,169)

Balance, September 30, 2019	1	$1	-	$-	-	$-	3,442,116	$3,442	3,664	$3,664,250	13,502,324	$13,502	-	$-	$20,774,601	$(1,051,239)	$(21,302,141)	$2,102,416

Nine Months Ended September 30, 2018
Balance, January 1, 2018	1	$1	1,000	$1	10	$-	-	$-			4,417,567	$4,417	1,913,890	$1,914	$15,760,206	$78,064	$(17,075,829)	$(1,231,226)

Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-			446,240	446	(446,240)	(446)	-	-	-	-

Net income (loss)	-	-	-	-	-	-	-	-			-	-	-	-	-	(347,747)	349,602	1,855

Balance , March 31, 2018	1	1	1,000	1	10	-	-	-			4,863,807	4,863	1,467,650	1,468	15,760,206	(269,683)	(16,726,227)	(1,229,371)

Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-			933,447	934	(933,447)	(934)	-	-	-	-

Sales of Series E Preferred Stock and warrants	-	-	-	-	-	-	1,200,000	1,200			-	-	-	-	298,800	-	-	300,000

Share Exchange Agreement dated May 21, 2018	-	-	-	-	-	-	1,200,000	1,200			(480,000)	(480)	-	-	(720)	-	-	-

Warrants issued to law firm for services	-	-	-	-	-	-	-	-			-	-	-	-	23,250	-	-	23,250

Net income (loss)	-	-	-	-	-	-	-	-			-	-	-	-	-	(91,352)	(688,660)	(780,012)

Balance at June 30, 2018	1	1	1,000	1	10	-	2,400,000	2,400	-	-	5,317,254	5,317	534,203	534	16,081,536	(361,035)	(17,414,887)	(1,686,133)

Debt conversion	-	-	-	-	-	-	-	-	-	-	122,510	123	-	-	76,445	-	-	76,568
Net income (loss)	-	-	-	-	-	-	-	-	-	-		-	-	-	-	(12,495)	(703,414)	(715,909)

Balance at September 30, 2018	1	$1	1,000	1	10	$-	2,400,000	$2,400	-	$-	5,439,764	$5,440	534,203	$534	$16,157,981	$(373,530)	$(18,118,301)	$(2,325,474)

See notes to consolidated financial statements

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net income (loss) attributable to Iconic Brands, Inc.	$(2,330,097)	$(1,042,472)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net income (loss) attributable to noncontrolling interests in subsidiaries and variable interest entity	(435,939)	(451,593)
Note payable to consultant issued February 7, 2019 and charged to consulting fees	50,000	-
Stock-based consulting fees	775,700	23,250
Expense (income) from derivative liability	-	(314,072)
Amortization of debt discounts	-	107,846
Changes in operating assets and liabilities:
Accounts receivable	(79,431)	189,939
Inventories	(460,878)	(218,042)
Prepaid expenses	-	(25,000)
Notes receivable from related parties of Green Grow Farms, Inc.	(287,700)	-
Accounts payable and accrued expenses	359,473	235,487
Accrued interest payable	-	29,698

Net cash used in operating activities	(2,408,872)	(1,464,959)

Investing Activities:
Leasehold improvements	(15,000)	-
Net cash used in investting activities	(15,000)	-

Financing Activities :
Proceeds from sale of Series F Preferred Stock and warrants (net of placement agent fees of $322,500)	2,802,500	-
Proceeds from sale of Series E Preferred Stock and warrants	509,380	300,000
Proceeds from exercise of warrants	307,200
Loans payable to officer and affiliated entity	(16,369)	62,107

Net cash provided by financing activities	3,602,711	362,107

Increase (decrease) in cash and cash equivalents	1,178,839	(1,102,852)

Cash and cash equivalents, beginning of period	191,463	1,237,432

Cash and cash equivalents, end of period	$1,370,302	$134,580

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Issuance of common stock to Escrow Agent in connection with Settlement Agreement and Amended Settlement Agreement	$534	$344,921

Series E Preferred Stock issued in exchange for common stock pursuant to Share Exchange Agreement dated May 21, 2018	$-	$120,000

Issuance of common stock in exchange for surrender of Series C and Series D Preferred Stock	$2,000	$-

Issuance of common stock in exchange for Series E Preferred Stock	$989	$-

Issuance of common stock and note payable in connection with acquisition of 51% of Green Grow Farms, Inc.	$1,450,000	$-

Exchange of Series E Preferred Stock for Series F Preferred Stock	$681,250	$-

Issuance of common stock to placement agent	$781	$-

Issuance of common stock in exchange for Series F Preferred Stock	$227	$-

See notes to consolidated financial statements

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2019 and 2018

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

(e) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $26,513 and $0, respectively.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventory at December 31, 2018 consists of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers. Inventory at September 30, 2019 also includes cases of alcoholic beverages and packaging materials relating to our Hooters line of products introduced in August 2019 and raw materials to be harvested by our 51% owned subsidiary Green Grow.

(g) Intellectual Property and Production Rights Intangible Asset

The intellectual property and production rights intangible asset was acquired in connection with our acquisition of a 51% equity interest in Green Grow Farms, Inc. on May 9, 2019 (see Note 8). This intangible asset will be amortized over its five (5) year estimated economic life commencing October 1, 2019.

(h) Long-Lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain circumstances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(i) Revenue Recognition

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

(k) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the nine months ended September 30, 2019 and 2018, stock-based compensation was $775,700 and $23,250, respectively.

(l) Income Taxes

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

(m) Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding and to be issued to Escrow Agent (see Note 13) during the period of the financial statements.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and to be issued to Escrow Agent (see Note 13) and dilutive securities (such as stock options, warrants, and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

(n) Recently Issued Accounting Pronouncements

Effective January 1, 2019, we adopted ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees are required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. We adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standards using a modified retrospective transition approach at the date of adoption. As such, historical periods will continue to be measured and presented under the previous guidance while current and future periods are subject to this new accounting guidance. Upon adoption we recorded a $100,681 right-of-use asset related to our one operating lease (see Note 15e) and a $100,681 lease liability.

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018; early adoption is permitted. Accordingly, effective January 1, 2019, the Company has reflected a $2,261,039 reduction of the derivative liability on warrants (see Note 12) and a $2,261,039 cumulative effect adjustment reduction of accumulated deficit.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

(o) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2019 of $21,302,141 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and attaining profitable operations. The management of the Company has developed a strategy which it believes will accomplish these objectives and which will enable the Company to continue operations for the coming year. However, there is no assurance that these objectives will be met. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

5. UNITED SPIRITS, INC.

United Spirits, Inc. (“United”) is owned and managed by Richard DeCicco, the controlling shareholder and chief executive officer of Iconic. United provides distribution services for Iconic, BiVi and Bellissima (see Note 15d) and is considered a variable interest entity (“VIE”) of Iconic. Since Iconic has been determined to be the primary beneficiary of United, we have included United’s assets, liabilities, and operations in the accompanying consolidated financial statements of Iconic. Summarized financial information of United follows:

	September 30, 2019	December 31, 2018
Balance Sheets

Cash and cash equivalents	$55,658	$38,793
Intercompany receivable from Iconic (A)	114,507	204,461
Right-of-use asset	66,817	-
Total assets	$236,982	$243,254

Accounts payable and accrued expense	$197,029	$11,338
Loans payable to officer and affiliated entity	54,668	71,037
Intercompany payable to Bellissima (A)	320,260	335,257
Intercompany payable to BiVi (A)	66,876	56,854
Operating lease liability	66,817	-
Total Liabilities	705,650	474,486
Noncontrolling interest in VIE	(468,668)	(231,333)
Total liabilities and stockholders deficiency	$236,982	$243,153

	Nine months ended September 30,
Statements of operations:	2019	2018

Intercompany distribution income (A)	$8,934	$7,665

Royalty expense	127,500	-
Officers compensation	82,000	-
Other operating expenses net	36,870	7,479
Total operating expenses	246,370	7,479
Net income (loss)	$(237,436)	$186

(A) Eliminated in consolidation

6. INVENTORIES

Inventories consist of:

	September 30, 2019	December 31, 2018

Finished goods:
Hooters brands	$324,255	$-
Bellissima brands	132,602	206,988
BiVi brands	46,620	51,282
Total finished goods	503,477	258,270

Raw materials:
Hooters brands	85,671	-
Green Grow plants	130,000	-
Total raw materials	215,671	-

Total	$719,148	$258,270

7. NOTES RECEIVABLE FROM RELATED PARTIES OF GREEN GROW FARMS, INC.

The notes receivable at September 30, 2019 arose from cash advances in the three months ended September 30, 2019 and consist of:

Promissory note from Apolise LLC dated July 1, 2019 in the amount of up to $300,000, interest at 4% and principal due July 31, 2020	$174,000
Promissory note from Peter Scalise dated July 27, 2019 in the amount of up to $200,000, interest at 4% and principal due July 26, 2020	50,200
Promissory note from Equity Markets Adv LLC dated July 27, 2019 in the amount of up to $200,000, interest at 4% and principal due July 26, 2020	50,000
Payment for Green Grow Farms Texas LLC	13,500
Total	$287,500

8. ACQUISITION OF 51% OF GREEN GROW FARMS, INC. AND INTANGIBLE ASSET

On May 9, 2019, Iconic closed on a Share Exchange Agreement (the “Agreement”) with Green Grow Farms, Inc. (“Green Grow”) and NY Farms Group Inc. (“NY Farms”). Pursuant to the Agreement, Iconic acquired a 51% equity interest in Green Grow in exchange for (i) a cash amount due NY Farms of $200,000 and (ii) 2,000,000 shares of Company common stock. In addition, the Company has agreed to issue up to an additional 6,000,000 shares based upon gross revenues reached by Green Grow (at a rate of 120,000 shares per $1,000,000 of gross revenues up to a maximum of $50,000,000) within 36 months of the Closing. The $1,450,000 total consideration (i.e., the $200,000 note payable plus the $1,250,000 fair value of the 2,000,000 shares of Iconic common stock) of the acquisition over the $0 other identifiable net assets of Green Grow at May 9, 2019 has been recognized as an intellectual property and production rights intangible asset.

Green Grow was incorporated in New York on February 28, 2019 and has had no revenues since inception. On September 6, 2019, Green Grow was granted a license by New York State to grow hemp. On September 11, 2019, Green Grow signed a Sublease Agreement and Operating Agreement with Romanski Farms, Inc. to use certain real property in Baiting Hollow, New York to plant and grow hemp for CBD extraction. The lease has a term of one year and provides for monthly rent of $1,133 to be paid by Green Grow.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	September 30, 2019	December31, 2018
Accounts payable	$165,163	$175,405
Accrued officers compensation	1,122,500	811,250
Accrued royalties	325,751	174,985
Other	57,535	149,835

Total	$1,670,949	$1,311,475

10. DEBT

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

At September 30, 2019, notes payable consist of:

Amount due New York Farms Group Inc. pursuant to Share Exchange Agreement dated April 17, 2019 (closed May 9, 2019) relating to the acquisition of 51% of Green Grow Farms, Inc.	$200,000

Amount due to a former Bellissima consultant pursuant to a Settlement and Release Agreement dated February 7, 2019, due December 31, 2019	50,000

Total	$250,000

11. DERIVATIVE LIABILITY ON CONVERTIBLE DEBT

In September 2018, the then Company entered into Securities Exchange Agreements and other agreements with holders of all convertible debt then outstanding to have such debt satisfied (which occurred effective October 4, 2018 – see Note 10). Accordingly, the Company reduced the then derivative liability from $255,294 at September 30, 2018 to $0.

12. DERIVATIVE LIABILITY ON WARRANTS

From September 2017 to November 2017, in connection with the sale of a total of 480,000 shares of common stock (see Note 13), the Company issued a total of 480,000 Common Stock Purchase Warrants (the “Warrants”) to the respective investors. The Warrants were exercisable into ICNB common stock at a price of $2.50 per share, were to expire five years from date of issuance, and contained “down round” price protection.

Effective May 21, 2018, in connection with the sale of a total of 120,000 shares of Series E Preferred Stock (see Note 13), the Company issued a total of 480,000 Warrants to four investors. These warrants were exercisable into ICNB common stock at a price of $2.50 per share, were to expire five years from date of issuance, and contained “down round” price protection.

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

13. CAPITAL STOCK

Preferred Stock

The one share of Series A Preferred Stock, which was issued to Richard DeCicco on September 10, 2009, entitles the holder to two votes for every share of Common Stock Deemed Outstanding and has no conversion or dividend rights.

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

On April 25, 2019 and September 4, 2019, the Company received payments of $71,875 and $96,875 respectively (totaling $168,750) in exchange for 287,500 and 387,500 shares of Series E Preferred Stock (totaling 675,000 shares) respectively at $0.25 per share. These payments represent advance payments in connection with the third tranche of the Securities Purchase Agreement dated September 27, 2018. The third tranche of $387,500 is expected to occur when certain closing conditions are satisfied.

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

Concurrently with the closing of the financing transaction described above, we entered into Securities Exchange Agreements with certain holders of our Series E Convertible Preferred Stock and exchanged their 2,725,000 shares of Series E Convertible Preferred Stock for an aggregate of 681.25 shares of our Series F Convertible Preferred Stock.

From July 26, 2019 to August 28, 2019, three investors converted a total of 1,000,000 shares of Series E Preferred Stock into a total of 400,000 shares of Iconic common stock.

From September 19, 2019 to September 27, 2019, three investors converted a total of 14.20 shares of Series E Preferred Stock into a total of 227,200 shares of Iconic common stock.

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

In the quarterly period ended September 30, 2017, the Company issued an aggregate of 284,777 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement. In the quarterly period ended September 30, 2017, the Company issued an aggregate of 253,333 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement.

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

Effective April 15, 2019 the Company issued 50,000 shares of its common stock to a consulting firm entity pursuant to a Consulting Agreement. The $95,000 fair value of the 50,000 shares of Iconic common stock was expensed as consulting fees in the three months ended September 30, 2019.

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

On May 9, 2019, Iconic closed on a Share Exchange Agreement (the “Agreement”) with Green Grow Farms, Inc. (“Green Grow”) and NY Farms Group Inc. (“NY Farms”). Pursuant to the Agreement, Iconic acquired a 51% equity interest in Green Grow in exchange for (i) cash consideration of $200,000 and (ii) 2,000,000 shares of Company common stock. In addition, the Company has agreed to issue up to an additional 6,000,000 shares based upon gross revenues reached by Green Grow (at a rate of 120,000 shares per $1,000,000 of gross revenues up to a maximum of $50,000,000) within 36 months of the Closing. The $1,450,000 total consideration (i.e., the $200,000 note payable plus the $1,250,000 fair value of the 2,000,000 shares of Iconic common stock) of the acquisition over the $0 identifiable net assets of Green Grow at May 9, 2019 has been recognized as an intellectual property and production rights intangible asset (see Note 8).

On May 17, 2019, a stockholder converted 800,000 shares of Series E Preferred Stock into 320,000 shares of Iconic common stock.

Effective May 23, 2019, the Company issued 250,000 shares of its common stock to a consulting firm entity pursuant to a Consulting Agreement. The $390,000 fair value of the 250,000 shares of Iconic common stock was expensed as consulting fees in the three months ended September 30, 2019.

From July 26, 2019 to August 28, 2019, three holders converted a total of 1,000,000 shares of Series E Preferred Stock into a total of 400,000 shares of Iconic common stock.

On September 3, 2019, the Company issued a total of 781,250 shares of common stock to the placement agent and five associated individuals for services relating to the offering of 3,125 shares of Series F Preferred Stock which concluded on August 2, 2019 (see Preferred Stock above).

From September 19, 2019 to September 27, 2019, three holders converted a total of 142 shares of Series F Preferred Stock into a total of 227,200 shares of Iconic common stock.

Warrants

A summary of warrants activity for the period January 1, 2017 to September 30, 2019 follows:

Common shares Equivalent
Balance, January 1, 2017	-
Issued in year ended December 31, 2017	534,000

Balance, December 31, 2017	534,000
Issued in year ended December 31, 2018	2,361,198

Balance, December 31, 2018	2,895,198
Issued in the three months ended March 31, 2019	620,000

Balance, March 31, 2019	3,515,198

Exercise of warrants in connection with Warrant
Exercise Agreements dated May 8, 2019	(960,000)

Issuance of New Warrants in connection with
Warrant Exercise Agreements dated May 8, 2019	1,920,000

Balance, June 30, 2019	4,475,198
Issued in the three months ended September 30, 2019	5,000,000

Balance, September 30, 2019	9,975,198

Issued and outstanding warrants at September 30, 2019 consist of:

Year Granted	Number Common Shares Equivalent	Exercise Price Per Share	Expiration Date
2017	54,000	$2.50	June 22, 2022 to June 30, 2022
2018	400,000	$0.625	March 28, 2021
2018	30,000	$2.50	May 21, 2023
2018	831,198	$1.25	September 20, 2023
2018	620,000	$1.25	September 20, 2023
2019	620,000	$1.25	February 7, 2024
2019	1,920,000	$2.25	May 8, 2024
2019	5,000,000	$0.625	August 2, 2024

Total	9,475,198

* These warrants contain a “down round” provision and thus the exercise price is reduceable to $0.625 per share as a result of the Series F Preferred Stock financing which closed on August 2, 2019.

In connection with the Company’s issuance of a total of $135,019 convertible notes payable in the three months ended September 30, 2017, the Company issued a total of 54,000 Common Stock Purchase Warrants (the ‘Warrants”) to the respective lenders. The Warrants are exercisable into ICNB common stock at a price of $2.50 per share and expire at dates ranging from September 22, 2022 to September 30, 2022.

As discussed in Note 12, the Company issued a total of 480,000 warrants to four investors from September 2017 to November 2017. The Warrants, which were exercised May 8, 2019 pursuant to Warrant Exchange Agreements (see below), were exercisable into ICNB common stock at a price of $2.50 per share and were to expire five years from date of issuance.

Effective March 28, 2018, the Company issued 400,000 warrants to a lawyer for services rendered. The warrants are exercisable into ICNB common stock at a price of $0.625 per share and expire three years from date of issuance. The $250,000 fair value of the warrants was expensed in the year ended December 31, 2018.

Effective May 21, 2018, the Company issued 30,000 warrants to a law firm for services rendered. The warrants are exercisable into ICNB common stock at a price of $2.50 per share and expire five years from date of issuance. The $23,250 fair value of the warrants was expensed in the three months ended September 30, 2018.

As discussed in Preferred Stock above, the Company issued a total of 480,000 warrants to four investors effective May 21, 2018 in connection with the sale of 1,200,000 shares of Series E Preferred stock for $300,000 cash. These warrants, which were exercised May 8, 2019 pursuant to Warrant Exchange Agreements (see below), were exercisable into ICNB common stock at a price of $2.50 per share and were to expire five years from date of issuance.

Effective October 4, 2018, the remaining debt (see Note 10) and accrued interest thereon was satisfied through (1) the issuance of a total of 2,077,994 shares of our Series E convertible preferred stock (which are convertible into a total of 831,198 shares of common stock) plus warrants to acquire 831,198 shares of our common stock (for $519,499 debt and accrued interest), (2) the issuance of a total of 122,510 shares of our common stock (for $76,569 debt and accrued interest), and (3) cash (for $90,296 debt and accrued interest).

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

As discussed in Preferred Stock above, the Company issued a total of 5,000,000 warrants to investors as part of the offering of 3,125 shares of Series F Preferred Stock which concluded on August 2, 2019. Each warrant is exercisable into one share of common stock at an exercise price of $0.625 per share (subject to adjustment under certain circumstances) for a period of five years from the date of issuance.

14. INCOME TAXES

No income taxes were recorded in the periods presented since the Company had taxable losses in these periods.

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% for the periods presented to income (loss) before income taxes. The sources of the difference are as follows:

	Nine months ended September 30,
	2019	2018
Expected tax at 21%	$(580,868)	$(313,754)
Nondeductible stock-based compensation	162,897	-
Nondeductible expense (nontaxable income) from derivative liability	-	65,955
Nondeductible amortization of debt discount	-	22,648
Increase (decrease) in valuation allowance	417,971	225,151

Income tax provision	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	September 30,	December 31,
	2019	2018

Net operating loss carryforward	$4,176,379	$3,758,408

Less valuation allowance	(4,176,379)	(3,758,408)

Deferred income tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of September 30, 2019 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at September 30, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

All tax years remain subject to examination by major taxing jurisdictions.

15. COMMITMENTS AND CONTINGENCIES

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

b. Royalty Obligations of BiVi and Bellissima

Pursuant to the License Agreement with the Bivi Licensor (see Note 15a. above), BiVi is obligated to pay the BiVi Licensor a Royalty Fee equal to 5% of monthly gross sales of BiVi Brand products payable monthly subject to an annual Minimum Royalty Fee of $100,000 in year 1, $150,000 in year 2, $165,000 in year 3, $181,500 in year 4, $199,650 in year 5, and $219,615 in year 6 and each subsequent year.

Pursuant to the License Agreement and Amendment No. 1 to the License Agreement effective September 30, 2017 with the Bellissima Licensor (see Note 15a. above), Bellissima is obligated to pay the Bellissima Licensor a Royalty Fee equal to 10% of monthly gross sales (12.5% for sales in excess of defined Case Break Points) of Bellissima Brand products payable monthly. The Bellissima Licensor has the right to terminate the endorsement if Bellissima fails to sell 10,000 cases of Bellissima Brand products in year 1, 15,000 cases in year 2, or 20,000 cases in year 3 and each subsequent year.

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

For the three and nine months ended September 30, 2019, royalties expense under this Agreement was $2,277 and $129,777, respectively.

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

In August 2019, Iconic and United agreed to have United distribute and wholesale Hooters brand products under the same terms contained in the Distribution Agreement with BiVi described in the second preceding paragraph.

e. Compensation Arrangements

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements have a term of 24 months (to June 30, 2020). The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. For the year ended December 31, 2018, we accrued a total of $311,250 officers compensation pursuant to these two Employment Agreements. In 2018, the accrued compensation was allocated 50% to Iconic ($155,625), 40% to Bellissima ($124,500), and 10% to BiVi ($31,125). For the nine months ended September 30, 2019, we accrued a total of $311,250 officers compensation pursuant to these two Employment Agreements which was allocated 50% to Iconic ($155,625), 40% to Bellissima ($124,500), and 10% to BiVi ($31,125).

Prior to April 1, 2018, the Company used the services of its chief executive officer Richard DeCicco and its assistant secretary Roseann Faltings under informal compensation arrangements (without any employment agreements).

As of September 30, 2019 and December 31, 2018, accrued officers compensation was $1,122,500 and $811,250, respectively.

f. Lease Agreements

On March 27, 2018, United Spirits, Inc. executed a lease extension for the Company’s office and warehouse space in North Amityville New York. The extension has a term of three years from February 1, 2018 to January 31, 2021 and provides for monthly rent of $4,478.

At September 30, 2019, the future minimum lease payments under this non-cancellable operating lease were:

Year ending December 31, 2019	$13,434
Year ending December 31, 2020	53,736
Year ending December 31, 2021	4,478
Total	$71,648

The operating lease liability of $66,817 at September 30, 2019 as presented in the Consolidated Balance Sheet represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of $71,648 at September 30, 2019.

On June 1, 2019, Green Grow signed a Sublease Agreement and Operating Agreement with Romanski Farms, Inc. to use certain real property in Baiting Hollow, New York to plant and grow hemp for CBD extraction. The lease has a term of one year and provides for monthly rent of $1,133 to be paid by Green Grow.

On July 26, 2019, Green Grow entered into a Sublease Agreement and a Contract Farming Agreement with a third party entity (the “Farmer”) to use 5 acres of property located in Riverhead, New York to plant and grow hemp for CBD Extraction. The lease has a term of five months and provides for monthly rent of $3,000 to be paid by Green Grow. The Contract Farming Agreement has a term ending December 31, 2019 and provides for Green Grow payments to the Farmer of per acre fees based on the potency of the crop yield.

g. Major customers.

For the nine months ended September 30, 2019, three customers accounted for 13%, 12% and 10%, respectively of sales.

16. SUBSEQUENT EVENTS

From October 1, 2019 to October 21, 2019, four holders converted a total of 134.75 shares of Series F Preferred Stock into a total of 215,600 shares of Iconic common stock.

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

Summary Overview

We are a global beverage company with expertise in developing, from inception to completion, alcoholic beverages for ourselves and third parties. We also market and place products into national distribution through long standing industry relationships. We engage in “Celebrity Branding” of beverages, procuring products from around the world and branding products with internationally recognized celebrities.

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

Each of Bivi and Bellissima have granted United Spirits, a variable interest entity of the Company, the exclusive right to sell their products globally.

United Spirits, a variable interest entity of the Company, entered into a Brand Licensing Agreement with HI Limited Partnership to manufacture, market, distribute and sell a line of alcoholic products using certain “Hooters” marks throughout North America,, Europe, Asia and Australia. Hooters brand products include a line of premium spirits designed by the Company’s management, currently consisting of Vodka, Gin, American Whiskey, Silver and Gold Tequila products from Mexico, and light and dark rum products from Puerto Rico, as well as a craft Cinnamon Whiskey. United Spirits has granted us the exclusive right to market and distribute the Hooters brand products to (a) “Hooters” branded restaurants, (b) liquor distributors and (c) off-premise, retail establishments.

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

Results of Operations for the Three months Ended September 30, 2019 and 2018

Introduction

We had sales of $267,619 for the three months ended September 30, 2019 and $217,139 for the three months ended September 30, 2018, an increase of $50,480. Our operating expenses were $1,150,998 for the three months ended September 30, 2019, compared to $712,358 for the three months ended September 30, 2018, an increase of $438,640 or approximately 62%. Our net income (loss) was $(1,004,169) for the three months ended September 30, 2019, compared to $(319,908) for the three months ended September 30, 2018, an increase of $684,261 or approximately 214%.

Revenues and Net Operating Loss

Our operations for the three months ended September 30, 2019 and 2018 were as follows:

	Three months	Three months
	September 30,	September 30,
	2019	2018

Sales	$267,619	217,139
Cost of sales	120,790	125,304
Gross profit	146,829	91,835

Operating expenses:
Officers compensation	103,750	429,588
Professional and consulting fees	147,048	76,370
Royalties	25,243	21,074
Special promotion program with customer	-	-
Marketing and advertising	305,222	58,724
Occupancy costs	47,312	48,070
Travel and entertainment	92,400	34,683
Other	430,023	43,849
Total operating expenses	1,150,998	712,358

Income (loss) from operations	(1,004,169)	(620,523)

Total Other income (expense) - net	-	300,615

Net Income (loss)	(1,004,169)	(319,908)

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	35,846	12,494

Net income (loss) attributable to Iconic Brands, Inc.	$(968,823)	(307,414)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, and the line of Hooters brand products introduced in August 2019. Sales were $267,619 for the three months ended September 30, 2019 and $217,139 for the three months ended September 30, 2018, an increase of $50,480 or approximately 23%. The increase in sales was a result of primarily due to the August 2019 introduction of Hooters brand products.

Cost of Sales

Cost of sales was $120,790, or approximately 45% of sales, for the three months ended September 30, 2019 and $125,304, or approximately 58% of sales, for the three months ended September 30, 2018. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties.

Officers Compensation

Officers compensation was $103,750 for the three months ended September 30, 2019 and $429,588 for the three months ended September 30, 2018, a decrease of $325,838. Officers compensation in 2018 includes a catch-up accrual of $207,500 relating to employment agreements executed April 1, 2018 with our two officers.

Professional and Consulting Fees

Professional and consulting fees were $147,048 for the three months ended September 30, 2019 and $76,370 for the three months ended September 30, 2018, an increase of $70,678. Professional and consulting fees consist primarily of legal and accounting and auditing services. The increase was a result of costs associated with getting our financial statements audited, filing a registration statement, and becoming a fully-reporting issuer.

Royalties

Royalties were $25,243, or approximately 9% of sales, for the three months ended September 30, 2019 and $21,074 for the three months ended September 30, 2018, an increase of $4,169. Royalties increased primarily due to increased sales in 2019.

Marketing and Advertising

Marketing and advertising expenses were $305,222 for the three months ended September 30, 2019 and $58,724 for the three months ended September 30, 2018, an increase of $246,498 or approximately 420%. The increase was a result of a one-time marketing fee of $250,000 incurred in August 2019 in connection with the Hooters sponsorship of a Nascar event.

 Occupancy Costs

Occupancy costs were $47,312 for the three months ended September 30, 2019 and $48,070 for the three months ended September 30, 2018, a decrease of $758.

Travel and Entertainment

Travel and entertainment expenses were $92,400 for the three months ended September 30, 2019 and $34,683 for the three months ended September 30, 2018, an increase of $57,717 or approximately 166%. The increase was a result of travel related to new product development.

Other Operating Expenses

Other operating expenses were $430,023 for the three months ended September 30, 2019 and $43,849 for the three months ended September 30, 2018, an increase of $386,174 or approximately 881%. The increase was primarily related to increased investor relations expenses.

Income (Loss) from Operations

We had a (loss) from operations of ($1,004,169) for the nine months ended September 30, 2019 and ($620,523) for the nine months ended September 30, 2018, an increase of $383,646 or approximately 62%. Our loss from operations increased, as set forth above, primarily because certain operating expenses, marketing and advertising and other operating expenses, increased.

Other Income/Expense

Total other income was $0 for the nine months ended September 30, 2019 and $300,615 for the three months ended September 30, 2018. The decrease was primarily due to the absence in 2019 of any derivative liability income.

Our previously outstanding convertible notes contained variable conversion features based on the future trading price of our common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes were indeterminate. Accordingly, we recorded the fair value of the embedded conversion features at December 31, 2017 and September 30, 2018 as a derivative liability. The fair value of the derivative liability dropped to zero at December 31, 2018 after we entered into Securities Exchange Agreements with the holders of all convertible debt. For further details, see Note 8 of our consolidated financial statements for the years ended December 31, 2018 and 2017.

Net Income (Loss)

We had a net (loss) of ($1,004,169) for the three months ended September 30, 2019 and ($319,908) for the three months ended September 30, 2018, an increase of $684,261 or approximately 214%. Our net loss increased, as set forth above, primarily because certain operating expenses, primarily marketing and advertising and other operating expenses, increased, and because of the decrease in our derivative liability income.

Net Loss attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

The net loss attributable to noncontrolling interests in subsidiaries and variable interest entity represents 49% of the net loss of Bellissima, BiVi and Green Grow (which we own 51%) and 100% of United Spirits (which we own 0%) and is accounted for as a reduction in the net loss attributable to the Company. This net loss was $35,846 for the three months ended September 30, 2019 and $12,494 for the three months ended September 30, 2018, an increase of $23,352.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was ($968,323) for the three months ended September 30, 2019 and ($307,414) for the three months ended September 30, 2018, an increase of $660,909 or approximately 215%. The net loss from Iconic Brands increased primarily as a result of higher marketing and advertising expenses ($246,498), higher other operating expenses ($386,174), and lower other income ($300,615), offset partially by lower officers compensation ($335,838).

Results of Operations for the Nine months Ended September 30, 2019 and 2018

Introduction

We had sales of $534,826 for the nine months ended September 30, 2019 and $422,409 for the nine months ended September 30, 2018, an increase of $112,417 or approximately 27%. Our operating expenses were $3,029,831 for the nine months ended September 30, 2019, compared to $1,861,110 for the nine months ended September 30, 2018, an increase of $1,168,721 or approximately 63%. Our net loss was $2,766,036 for the nine months ended September 30, 2019, compared to $1,494,065 for the nine months ended September 30, 2018, an increase of $1,271,971 or approximately 85%.

Revenues and Net Operating Loss

Our operations for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine months	Nine months
	September 30,	September 30,
	2019	2018

Sales	$534,826	$422,409
Cost of sales	271,031	244,556
Gross profit	263,795	177,853

Operating expenses:
Officers compensation	393,250	432,795
Professional and consulting fees	1,014,133	147,777
Royalties	178,710	(47,338)
Special promotion program with customer	-	597,138
Marketing and advertising	389,103	310,779
Occupancy costs	102,867	128,564
Travel and entertainment	236,114	143,984
Other	715,654	147,411
Total operating expenses	3,029,831	1,861,110

Income (loss) from operations	(2,766,036)	(1,683,257)

Total other income (expense) - net	-	189,192

Net Income (loss)	(2,766,036)	(1,494,065)

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	435,939	451,593

Net income (loss) attributable to Iconic Brands, Inc.	$(2,330,097)	$(1,042,472)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine and the line of Hooters products introduced in August 2019. Sales were $534,826 for the nine months ended September 30, 2019 and $422,409 for the nine months ended September 30, 2018, an increase of $112,417 or approximately 27%. The increase in sales was a result of higher Bellissima volume in 2019 and Hooters brand product sales commencing in August 2019.

Cost of Sales

Cost of sales was $271,031 , or approximately 51% of sales, for the nine months ended September 30, 2019 and $244,556, or approximately 58% of sales, for the nine months ended September 30, 2018. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties.

Officers Compensation

Officers compensation was $393,250 for the nine months ended September 30, 2019 and $432,795 for the nine months ended September 30, 2018, a decrease of $39,545.

Professional and Consulting Fees

Professional and consulting fees were $1,014,133 for the nine months ended September 30, 2019 and $147,777 for the nine months ended September 30, 2018, an increase of $866,356. Professional and consulting fees consist primarily of legal and accounting and auditing services. The increase was a result of costs associated with getting our financial statements audited, filing a registration statement, and becoming a fully-reporting issuer.

Royalties

Royalties were $178,710, or approximately 33% of sales, for the nine months ended September 30, 2019 and $(47,338) for the nine months ended September 30, 2018, an increase of $226,048. Royalties increased primarily due to the minimum royalty fees relating to the Hooters agreement signed July 23, 2018 and downward royalty adjustments in the three months ended September 30, 2018 as a result of Bellisima special promotion program expenses incurred in the three months ended March 31, 2018.

Special Promotion Program with Customer

For the nine months ended September 30, 2018, we incurred an expense of $597,138 in connection with a product promotion with a large customer. We did not have a similar expense for the nine months ended September 30, 2019, and do not expect to incur such an expense in the foreseeable future.

Marketing and Advertising

Marketing and advertising expenses were $389,103 for the nine months ended September 30, 2019 and $310,779 for the nine months ended September 30, 2018, an increase of $78,324 or approximately 25%. The increase was a result of the $250,000 one-time marketing fee incurred in August 2019 in connection with the Hooters sponsorship of a Nascar event, offset partially by lower other marketing in 2019.

Occupancy Costs

Occupancy costs were $102,867 for the nine months ended September 30, 2019 and $128,564 for the nine months ended September 30, 2018, a decrease of $25,697 or approximately 20%. The decrease was a result of lower warehouse rental costs.

Travel and Entertainment

Travel and entertainment expenses were $236,114 for the nine months ended September 30, 2019 and $143,984 for the nine months ended September 30, 2018, an increase of $92,130 or approximately 64%. The increase was a result of travel related to new product development.

Other Operating Expenses

Other operating expenses were $715,654 for the nine months ended September 30, 2019 and $147,411 for the nine months ended September 30, 2018, an increase of $568,243 or approximately 385%. The increase was a result of (i) increased investor relations expenses and (ii) higher salaries due to increased head count.

Income (Loss) from Operations

We had a (loss) from operations of ($2,766,036) for the nine months ended September 30, 2019 and ($1,683,257) for the nine months ended September 30, 2018, an increase of $1,082,779 or approximately 64%. Our loss from operations increased, as set forth above, primarily because certain operating expenses, primarily professional and consulting fees and other operating expenses, increased.

Other Income/Expense

Total other income was $0 for the nine months ended September 30, 2019 and $189,192 for the nine months ended September 30, 2018. The decrease was primarily due to reductions of our derivative liability income, offset by increases in interest and amortization costs associated with our convertible notes.

Our previously outstanding convertible notes contained variable conversion features based on the future trading price of our common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes were indeterminate. Accordingly, we recorded the fair value of the embedded conversion features at December 31, 2017 and September 30, 2018 as a derivative liability. The fair value of the derivative liability dropped to zero at December 31, 2018 after we entered into Securities Exchange Agreements with the holders of all convertible debt. For further details, see Note 8 of our consolidated financial statements for the years ended December 31, 2018 and 2017.

Net Income (Loss)

We had a net loss of ($2,766,036) for the nine months ended September 30, 2019 and ($1,494,065) for the nine months ended September 30, 2018, an increase of $1,271,971 or approximately 85%. Our net loss increased, as set forth above, primarily because certain operating expenses, primarily professional and consulting fees and other operating expenses, increased, and because of the decrease in our derivative liability income.

Net Loss attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

The net loss attributable to noncontrolling interests in subsidiaries and variable interest entity represents 49% of the net loss of Bellissima, BiVi and Green Grow (which we own 51%) and 100% of United Spirits (which we own 0%) and is accounted for as a reduction in the net loss attributable to the Company. This net loss was $435,939 for the nine months ended September 30, 2019 and $451,593 for the nine months ended September 30, 2018, a decrease of $15,654.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was ($2,330,097) for the nine months ended September 30, 2019 and ($1,042,472) for the nine months ended September 30, 2019, an increase of $1,287,625 or approximately 124%.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2019 and September 30, 2018, we had negative operating cash flows. Our cash on hand as of September 30, 2019 was $1,370,302, which was derived from the sale of Series F preferred stock and warrants. Our monthly cash flow burn rate for 2018 was approximately $146,000, and our monthly burn rate through the nine months ended September 30, 2019 was approximately $268,000. We have strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2019 and December 31, 2018, respectively, were as follows:

	September 30,	December 31,
	2019	2018	Change

Cash	$1,370,302	$191,463	$1,178,839
Total Current Assets	2,570,087	563,239	2,006,848
Total Assets	4,101,904	563,239	3,538,665
Total Current Liabilities	1,981,943	1,339,566	642,377
Total Liabilities	$1,999,488	$3,600,605	$(1,601,117)

Our cash increased $1,178,839 and total current assets increased $2,006,848. Our total current liabilities increased $642,377 as our accounts payable and accrued expenses increased, reflecting our increase in professional and consulting fees. Our total liabilities decreased $1,601,117. Our stockholders’ (deficiency) equity increased from ($3,037,366) to $2,102,416 due primarily to proceeds from the sale of preferred stock.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2019 was $1,370,302. Based on our minimal sales and annualized monthly burn rate of approximately $268,000 per month, we will need to raise additional funding through strategic relationships, public or private equity or debt financings. If such funding is not available, or not available on terms acceptable to us, our current development plans may be curtailed.

We have funded our operations from proceeds from the sale of equity and debt securities. We will require significant additional capital to make the investments we need to execute our longer-term business plan. Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to its existing stockholders and any future debt securities may contain covenants that limit our operations or ability to enter into certain transactions.

Sources and Uses of Cash

Operations

We had net cash used in operating activities for the nine months ended September 30, 2019 of $(2,408,872), compared to $(1,464,959) for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the net cash used in operating activities consisted primarily of our net loss of $(2,330,097) plus a net loss attributable to non-controlling interests in our subsidiaries of $(435,939) and inventories of increase ($460,878), offset primarily by stock-based compensation of $775,700 and accounts payable and accrued expenses increase of $359,473. For the nine months ended September 30, 2018, the net cash used in operating activities consisted primarily of our net loss of $(1,042,472) plus a net loss attributable to our subsidiaries of $(451,593), income from derivative liabilities of $(314,072) and inventories increase of ($218,042), offset partially by an increase in accounts payables and accrued expenses of $235,487.

Investments

Except for $15,000 leasehold improvements incurred in 2019, we had no investing activities for the nine months ended September 30, 2019 or September 30, 2018.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2019 was $3,602,711, compared to $362,107 for the nine months ended September 30, 2018, which consisted principally of proceeds from the sale of our Series F preferred stock and warrants.

July 2019 Financing

On July 18, 2019, we entered into a Securities Purchase Agreements (collectively, the “July 2019 Purchase Agreements”) with the certain accredited investors pursuant to which we sold an aggregate of 3,125 shares of our series F convertible preferred stock (the “Series F Convertible Preferred Stock”), plus warrants (the “July 2019 Warrants”) to acquire 5,000,000 million shares of our common stock for gross proceeds of $3,125,000, before deducting placement agent and other offering expenses. Each share of Series F Convertible Preferred Stock has a stated value of $1,000 per share (the “Stated Value”), and is convertible, at any time and from time to time at the option of the holder, into such number of shares of Common Stock (subject to certain limitations) determined by dividing the Stated Value by $0.625 (the “Conversion Price”), subject to adjustment.

The Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.625 per share, subject to adjustment hereunder (the “Exercise Price”); provided, however, in the event that 90% of the lowest VWAP (as defined in the Warrant) during the three (3) Trading Days immediately following the Effective Date (as defined in the Warrant and such price, the “Reset Price”) is less than the then Exercise Price, then the Exercise Price shall be reduced to equal the Reset Price; provided, further, if the initial Registration Statement is declared effective by the Commission prior to the Liquidity Date (as defined in the Warrant) and does not register all of the Registrable Securities (as defined in the Registration Rights Agreement) for resale by the Holders and in the event that 90% of the lowest VWAP during the three (3) Trading Days immediately following the Liquidity Date (the “Liquidity Market Price”) is less than the then Exercise Price, then the Exercise Price shall be further reduced to equal to Liquidity Market Price. The Investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement.

The Conversion Price of the Series F Convertible Preferred Stock and the exercise price of the Warrants are subject to full ratchet anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like; provided, however, that in no event shall the Conversion Price or the Exercise Price be reduced to less than $0.25 (the “Floor Price”), subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock that occur after the date of the July 2019 Purchase Agreement, provided if the Reset Price or Liquidity Market Price is less than the Floor Price, the Exercise Price shall equal the Floor Price. In addition, in the event that either the Effective Date or the Liquidity Date occurs, and thereafter for any reason the Holder is unable to sell any of the Registrable Securities (as defined in the Registration Rights Agreement) (assuming cashless exercise of the Warrants) pursuant to a registration statement or exemption from registration under the Securities Act for at least 30 consecutive Trading Days without limitation, then additional resets shall occur under the Warrant following each resumption of the investor’s ability to resell the Registrable Securities (each, a “Resumption Date”) until such time that a 30 consecutive Trading Day period is maintained and the Exercise Price shall be adjusted to equal the lesser of (i) the then effective Exercise Price and (ii) the greater of (A) 90% of the lowest VWAP during the three (3) Trading Days immediately following the applicable Resumption Date and (B) the Floor Price.

Each of the Selling Stockholders have contractually agreed to restrict their ability to exercise the Warrants and convert the Series F Convertible Preferred Stock such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion or exercise does not exceed 4.99% or 9.99% (at the election of the Investor) of the Company’s then issued and outstanding shares of common stock. As a result, as of the date of this Prospectus, a Selling Stockholder cannot own more than approximately 616,458 shares after giving effect to any issuance to the Selling Stockholder. If our total number of outstanding shares of common stock increases, or if the Selling Stockholder subsequently disposes of shares acquired from us in the open market, then we would be able to sell more shares to the Selling Stockholder before reaching the 4.99% threshold.

The July 2019 Purchase Agreements also provide that until the 18 month anniversary of the Effective Date (as defined in the July 2019 Purchase Agreements), in the event of a subsequent financing (except for certain exempt issuances as provided in the July 2019 Purchase Agreements) by the Company, each Investor that invested over $200,000 pursuant to the July 2019 Purchase Agreements will have the right to participate in such subsequent financing up to an amount equal to the Investor’s proportionate share of the subsequent financing based on such Investor’s participation in this private placement on the same terms, conditions and price provided for in the subsequent financing. The July 2019 Purchase Agreements also provide that for as long as the Series F Convertible Preferred Stock or Warrants are outstanding, if the Company effects a subsequent financing, an Investor may elect, in its sole discretion, to exchange all or a portion of the Series F Convertible Preferred Stock then held by such Investor for any securities issued in a subsequent financing on a $1.00 for $1.00 basis, provided such subsequent financing is not a firm commitment underwritten offering.

From the date of the July 2019 Purchase Agreements until the date that is the earlier of (i) six (6) months following the Effective Date (as defined in the July 2019 Purchase Agreements) and (ii) the date that the VWAP for 10 consecutive Trading Days following the Effective Date is greater than $1.25, subject to adjustment, the Company shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents (as defined in the July 2019 Purchase Agreements).

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

Exchange of Series E Preferred Stock; Securities Exchange Agreements

Concurrently with the closing of the financing transaction described above, we entered into Securities Exchange Agreements with certain holders of our Series E Convertible Preferred Stock to exchange their Series E Convertible Preferred Stock for an aggregate of 681.25 shares of our Series F Convertible Preferred Stock.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended September 30, 2019.

On September 13, 2019, the Company issued an aggregate of 781,250 shares of common stock to a FINRA-registered broker-dealer and certain individuals associated with the broker-dealer for services related to the July 2019 Offering of Series F Convertible Preferred Stock.

On September 27, 2019 a stockholder converted 50 shares of Series F Preferred Stock into 80,000 shares of common stock.

All of the issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, there was no solicitation, and the investors were accredited or sophisticated.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits

3.1(1)	Articles of Incorporation of Iconic Brands, Inc.

3.2(1)	Bylaws of Iconic Brands, Inc., as amended

3.3(2)	Certificate of Designation of Series A Convertible Preferred Stock

3.4(2)	Certificate of Designation of Series B Convertible Preferred Stock

3.5(2)	Certificate of Designation of Series C Convertible Preferred Stock

3.6(2)	Certificate of Designation of Series D Convertible Preferred Stock

3.7(2)	Certificate of Designation of Series E Convertible Preferred Stock

10.1	Marketing and Distribution Agreement by and between the Company and United Spirits, Inc., dated April 1, 2019.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_______________

(1)	Incorporated by reference to Form SB-2 filed on November 30, 2007.
(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018 (File No. 333-227420).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iconic Brands, Inc.

Dated: November 19, 2019	By:	/s/ Richard J. DeCicco
Richard J. DeCicco
	Its:	Chief Executive Officer

