Form 10-Q/A
period 2019-09-30
Iconic Brands, Inc.
filed 2019-11-22
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000 -53162

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

EXPLANATORY NOTE

Iconic Brands, Inc. (the “Company”) is filing this amendment (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (the “Quarterly Report”) filed with the Securities and Exchange Commission on November 19, 2019 (the “Original Form 10-Q”) to correct the following error:

In the Consolidated Balance Sheets appearing at Page F-2 of the Original Form 10-Q, the authorized number of shares of common stock was incorrectly stated as 2,000,000,000. This amended filing accurately reflects that the correct authorized number of shares of common stock was 200,000,000. In addition to the foregoing, we have updated the signature page, the certifications of our Principal Executive Officer and Principal Financial and Accounting Officer, and our financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the change described above.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2019 and 2018

Iconic Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,370,302	$191,463
Accounts receivable (less allowance for doubtful accounts of $26,513 and $0, respectively)	192,937	113,506
Inventories	719,148	258,270
Notes receivable from related parties of Green Grow Farms, Inc.	287,700	-
Total current assets	2,570,087	563,239

Right-of-use asset	66,817	-
Leasehold improvements	15,000	-
Intellectual property and production rights intangible asset	1,450,000
Total assets	$4,101,904	$563,239

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Current portion of operating lease liability	$49,272	$-
Accounts payable and accrued expenses	1,670,949	1,311,475

Loans payable to officer and affiliated entity-non-interest bearing and due on demand	11,722	28,091
Notes payable	250,000	-

Total current liabilities	1,981,943	1,339,566

Non-current portion of operating lease liability	17,545	-

Derivative liability on warrants	-	2,261,039

Total liabilities	1,999,488	3,600,605

Commitments and contingencies (Note 12)

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized 100,000,000 shares:
Series A, 1 and 1 share issued and outstanding, respectively	1	1
Series C, 0 and 1,000 shares issued and outstanding, respectively	-	1
Series D, 0 and 10 shares issued and outstanding, respectively	-	-
Series E, 3,442,116 and 6,602,994 shares issued and outstanding, respectively	3,442	6,603
Series F ($1,000 per share stated value), 3,664 and 0 shares issued and outstanding, respectively	3,664,250

Common stock, $.001 par value; authorized 200,000,000 shares, 13,502,324 and 5,440,312 shares issued and outstanding respectively	13,502	5,440

Common stock to be issued to Escrow Agent, $.001 par value; 0 and 534,203 shares, respectively	-	534

Additional paid-in capital	20,774,601	18,798,438

Accumulated deficit	(21,302,141)	(21,233,083)

Total Iconic Brands, Inc. stockholders equity (deficiency)	3,153,655	(2,422,066)

Noncontrolling interests in subsidiaries and variable interest	(1,051,239)	(615,300)

Total stockholders' equity deficiency	2,102,416	(3,037,366)

Total liabilities and stockholders' equity (deficiency)	$4,101,904	$563,239

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

Iconic Brands, Inc.

Dated: November 22, 2019	By:	/s/ Richard J. DeCicco
Richard J. DeCicco
	Its:	Chief Executive Officer

