Form 10-K
period 2019-12-31
Iconic Brands, Inc.
filed 2020-04-15
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number: 000-53162

Iconic Brands, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-4362274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Seabro Avenue Amityville, NY	11701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 219-8112

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2019 was $7,947,007.20 based upon the closing price of the registrant’s common stock of $0.99 on the OTCQB as of that date.

As of April 13, 2020, there were 16,165,681  shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference: None.

ICONIC BRANDS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, and our other filings with the U.S. Securities and Exchange Commission.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by applicable law.

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Iconic,” “we,” “us,” and “our” refers to Iconic Brands, Inc. and its subsidiaries.

ITEM 1. BUSINESS

Overview

We are a lifestyle branding company with the highest expertise of developing, from inception to completion, alcoholic beverages for ourselves and third parties. We market and place products into national distribution through long-standing industry relationships. We are a leader in “Celebrity Branding” of beverages, procuring superior and unique products from around the world and branding our products with internationally recognized celebrities. We currently market and sell the following products:

•	Bellissima Prosecco – these products comprise a line of all-natural and Vegan Prosecco and Sparkling Wine made with organic grapes, including a Zero Sugar, Zero Carb option, a DOC Brut and a Sparkling Rose;

•	Bella Sprizz Apertifs - these products comprise a line of aperitifs consisting of three different expressions, a classic Italian aperitif an all-natural elderflower aperitif and a classic Italian bitter;

•	BiVi Vodka – this product is made from semolina wheat grown out of the rich volcanic soil and pure mountain spring water of Sicily; and

•	Hooters Spirits – these products comprise a line of private-label premium spirits that are sold under the Hooters brand. The full line of Hooters Spirits includes Vodka, Gin, Rum (Dark & Light), Tequila (Silver & Gold), American Whiskey and Hooters Heat Cinnamon Whiskey.

In addition, we also develop private label spirits for domestic and international established chains.

Our mission is to be the industry leader in brand development, marketing, and sales of the alcoholic beverages by capitalizing on our ability to procure products from around the world. Our relationships with internationally recognized celebrities will be leveraged to add value to a product and create brand awareness in unbranded niche categories.

Brands and Products

Bellissima Prosecco and Sparkling Wines

We market and sell a line of line of all-natural and Vegan Prosecco and Sparkling Wine made with organic grapes, including a Zero Sugar, Zero Carb option, a DOC Brut and a Sparkling Rose. We market and sell these products under the Bellissima brand name pursuant to a License Agreement entered into between our majority-owned (51%) subsidiary, Bellissima Spirits LLC (“Bellissima Spirits”), and Christie Brinkley, Inc., an entity owned by supermodel and entrepreneur Christie Brinkley. During her illustrious career, Christie has appeared on over 500 magazine covers worldwide, served as a spokeswoman for CoverGirl, and performed on Broadway, in television and in film.

The Bellissima products are produced at a winery located in Treviso, Italy. Bellissima’s winery partners manage the procurement of all raw materials required to produce a finished product of either the DOC Brut, Sparkling Rose Pinot Grigio and our Zero Sugar, Zero Carb Sparkling Wine Expression.

Bells Sprizz Aperitifs

We have also developed, and now market and sell a line of aperitifs in partnership with Christie Brinkley under the brand name Bella Sprizz. This line of aperitifs consists of three different expressions, a classic Italian aperitif typically used in making a “Spritz,” or as we prefer to say “Sprizz”. The second product in the line is an all-natural elderflower aperitif that is the perfect addition to your favorite cocktail or simply added to a glass of Bellissima Zero Sugar. Last, but not least, is “Bella Bitter,” a magnificent classic Italian bitter, which can be served over ice with a squeeze of a fresh orange or a must for your ultimate Negroni.

BiVi Vodka

We also market and sell a Vodka product under the brand “BiVi 100 percent Sicilian Vodka.” We market and sell our this product pursuant to a License Agreement entered into between our majority-owned (51%) subsidiary, BiVi LLC (“BiVi”), and Neighborhood Licensing, LLC (“Neighborhood Licensing”), an entity owned by Chazz Palminteri. Chazz Palminteri is an American actor, screenwriter, producer and playwright, and has performed on Broadway, in television and in film. He is best known for his Academy Award-nominated role for Best Supporting Actor in Bullets over Broadway, the 1993 film A Bronx Tale, based on his play of the same name

BiVi Vodka is made from semolina wheat grown out of the rich volcanic soil and pure mountain spring water of Sicily is the creation of Master Distiller Giovanni La Fauci.

Private Label - Hooters

In addition to developing celebrity brands, we develop and supply national restaurant chains, consumer good companies, and national retailers with  high quality, private label products. We believe that private labeling presents a significant opportunity for growth of our business. We provide full-service turnkey private labeling-enabled expertise in product sourcing, product development, brand development, marketing and distribution.

We market and sell a line of private-label premium spirits under the Hooters brand, including Vodka, Gin, Rum (Dark & Light), Tequila (Silver & Gold), American Whiskey and Hooters Heat Cinnamon Whiskey. We market and sell our these products pursuant to a Marketing and Distribution Agreement entered into between us and United Spirits, Inc. (“United”), a company owned and managed by Richard DeCicco, the controlling shareholder, President, Chief Executive Officer, Chief Financial Officer and Director of the Company.

The Hooters spirits premium line of products are available in Hooters corporate restaurants in 22 states across the United States as well as a growing number of Hooters franchise restaurants, with expansion plans for distribution of Hooters Spirits products into off-premise retail locations.

Hooters of America, LLC, is the franchisor and operator of more than 410 Hooters restaurants in 38 states and 24 countries. Known for its world-famous Hooters Style chicken wings, the first Hooters restaurant opened its doors in 1983 in Clearwater, Florida.

We have entered into an endorsement agreement with Chase Elliott, driver of the No. 9 Hooters Chevrolet Camaro ZL1 1LE, pursuant to which Elliott will act as a brand ambassador the premium line of Hooters Spirits, which agreement includes personal appearances at select Hooters Spirits events. Elliott, the reigning, two-time NASCAR Cup Series Most Popular Driver, has won six races since joining the NASCAR Cup Series full time in 2016 with the powerhouse Hendrick Motorsports team and has qualified for the NASCAR Playoffs each season. Prior to his debut in the premier Cup Series, Elliott won the 2014 NASCAR Xfinity Series Championship before finishing that series’ championship runner-up the following season in 2015. Elliott has also earned many accolades off of the racetrack and has made appearances on TV and in films as well as being featured in magazines and video games.

Industry Overview

According to Allied Market Research, the global alcoholic beverages market was valued at approximately $1,4 billion in 2017, and is expected to reach approximately $1.7 billion by 2025. Recent market data shows that from 2012 to 2017, according to Distilled Spirits Counsel, the super-premium spirits and high-end premium segments grew 6% - 7% per year by volume.

Currently, the celebrity branded alcoholic beverage industry is a largely consolidated industry, in which the largest companies control over a significant portion of industry revenues. This includes existing industry players that are distillery companies that use their own liquor and parent brands to promote their products. These companies have a significant advantage over smaller players because they already have large bottling facilities and established brands.

Industry market share has also increased slightly during recent years, because larger companies acquired smaller firms. For example, Sammy Hagar sold an 80% stake to Gruppo Campari for $80M, Bethenny Frankel sold her Skinny Girl Cocktail brand to Fortune Brands’ Beam Global for an estimated $100M in 2011, and George Clooney sold his tequila company to Diageo for up to a total of $1B.

Entrants and products in the celebrity branded alcoholic beverage industry include, but are not limited to, Casamigos Tequila and George Clooney (2013), Ciroc Vodka and Sean Combs (2007), Skinnygirl Margarita and Bethenny Frankel (2011) and Cabo Wabo Tequila and Sammy Hagar (1996).

We believe that there is a substantial opportunity in this market due to the rising popularity of celebrity branded alcoholic beverages.

Sales and Marketing

We will utilize the strength of our management team, directors and consultants as a company to focus on our brand(s) to consistently meet the needs of customers and consumers around the world.

We aim to gain brand loyalty by partnering with well-known iconic celebrities and/or national chains, such as Christie Brinkley, Chazz Palminteri, Chase Elliott and Hooters. We  will also engage in targeted and national advertising and promotional campaigns, host celebrity and other sponsored events, and offer distribution incentives. We hope to attain national exposure in order to drive both awareness and sales of our products in their markets.  In addition, on and off-premise promotions, led by our sales management team, are expected to pay off in increased awareness and higher sales.

We will kick off promotional campaigns with launch parties, supported by on-premise samplings, contests, on and off-premise giveaways, as well as social media campaigns, the launch of additional bottle sizes, and specialty drinks and menus.  Product brochures, press kits, signage, banners, public relations, product placement, sponsorships and internet-based marketing will also be utilized to maximize brand exposure and awareness.

Examples of some of our promotional activities have included:

•	In February 2020, Christie Brinkley hosted a series of Après Ski events at The Snow Lodge in Aspen, CO (starting on February 14, 2020 - Valentine’s Day). The events included an ice bar and featured Bellissima Prosecco and Sparkling Wines, wines made with organic grapes, with Bambinis (375ml) available in all three expressions. In addition, the highlight of the evening series showcased Bellissima’s partner Christie Brinkley, as their celebrity mixologist throughout the evening;

•	Hooters Spirits launched its premium line of alcohol beverages in August 2019 with first tastings taking place in and around Bristol, Tennessee. The No. 9 Hooters Spirits Chevrolet show car was at each event with the world-famous Hooters Girls on-site taking pictures with customers and fans. The debut events led up to the 2019 NASCAR Cup Series Bass Pro Shops 500 on Aug. 17 at Bristol Motor Speedway, where Chase Elliott drove the Hendricks Motorsports No. 9 Hooters Spirits Chevrolet Camaro ZL1 1LE to a top-five finish; and

•	We have also supported the rollout of the Hooters product line with marketing initiatives to help raise awareness of the brand, both inside and outside of the Hooters restaurants, which have include event launches, contests and giveaways, such as an autographed Chase Elliott No. 9 Hooters Spirits Chevy Camaro ZL1 diecast giveaway.

We will also participate in consumer trade shows where wholesalers and retailers are also invited.  This allows the sales team to meet up with the wholesalers and retailers who are hard to get in touch with.  Advertising and promotion will also be achieved through staff training of on-premise locations; bartenders and wait-staff will be trained to fully-understand the products and market them to customers.  Incentives will then be given to them in order to motivate sales efforts.

Since public relations gimmicks can be used as effective promotion measures, we will seek to participate in high-profile events to create an affinity for the brands that will resonate with their target markets and help build brand loyalty, and ultimately drive sales upward.  Among numerous high-profile promotional and sampling campaigns that we have hosted are events at NASCAR races and events at selected Hooters locations for The College Football National Championship Game.

Finally, we will engage in direct-to-consumer sales, such as sales through QVC or websites.

Licensing and Distribution Agreements

Bellissima Prosecco and Sparkling Wines

We market and sell our Bellissima Prosecco and Sparkling Wine products pursuant to a License Agreement entered into between our subsidiary, Bellissima, and Christie Brinkley, Inc. (“CBI”), an entity owned by supermodel and entrepreneur Christie Brinkley on November 12, 2015, which agreement was amended effective June 30, 2017 (collectively, the “Bellissima Agreement”). Under the Bellissima Agreement, we were granted the right to use Christie Brinkley’s endorsement, signature, and other intellectual property in connection with the sale of the products. The Company has agreed to guarantee and act as surety for Bellissima’s obligations under certain sections of the Bellissima Agreement and to indemnify CBI and Christie Brinkley against third party claims.

Pursuant to the Bellissima Agreement, Bellissima is obligated to pay CBI a royalty fee equal to 10% of monthly gross sales (12.5% for sales in excess of defined Case Break Points) of Bellissima brand products payable monthly. CBI has the right to terminate the endorsement if Bellissima fails to sell 10,000 cases of Bellissima brand products in year 1, 15,000 cases in year 2, or 20,000 cases in year 3 and each subsequent year. In addition, upon a Licensee Liquidity Event (as defined), the licensor is entitled to twenty two and one-half percent (22.5%) of the net proceeds generated from such Licensee Liquidity Event.

On May 1, 2016, Bellissima entered into a Distribution Agreement with United, a company owned and managed by Richard DeCicco, the controlling shareholder, President, Chief Executive Officer, Chief Financial Officer and Director of the Company, for United to distribute and wholesale Bellissima’s product and to act as the licensed importer and wholesaler. The Distribution Agreement provides United the exclusive right for a term of ten years to sell Bellissima’s product for an agreed distribution fee equal to $1.00 per case of product sold.

In addition to the foregoing, on October 23, 2019, United, a company owned and managed by Richard DeCicco, the controlling shareholder, President, Chief Executive Officer, Chief Financial Officer and Director of the Company, executed a Marketing and Order Processing Services Agreement (the “Marketing Agreement”) with QVC, Inc. (“QVC”). Among other things, the Marketing Agreement provides for United’s grant to QVC of an exclusive worldwide right to promote the Bellissima products through direct response television programs. The initial license period commenced October 23, 2019 and expires December 4, 2021. Unless either party notifies the other party in writing at least 30 days prior to the end of the initial license period or any renewal license period of its intent to terminate the Marketing Agreement, the license continually renews for additional two-year periods. The Marketing Agreement provides for United’s payment of “Marketing Feed” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time.

BiVi Vodka

We market and sell our BiVi Vodka product pursuant to a License Agreement entered into between our subsidiary, BiVi, and Neighborhood Licensing, LLC (“Neighborhood Licensing”), an entity owned by Chazz Palminteri on May 26, 2015 ( the “BiVi Agreement”). Under the BiVI Agreeement, we were granted the right Palminteri’s endorsement, signature and other intellectual property in connection with the sale of the products. Pursuant to the BiVi Agreement, BiVi is obligated to pay the Neighborhood Licensing a royalty fee equal to 5% of monthly gross sales of BiVi Brand products payable monthly subject to an annual minimum royalty fee of $100,000 in year 1, $150,000 in year 2, $165,000 in year 3, $181,500 in year 4, $199,650 in year 5, and $219,615 in year 6 and each subsequent year. The Company has agreed to guarantee and act as surety for BiVi’s obligations under certain sections of the BiVi Agreement and to indemnify Neighborhood Licensing and Chazz Palminteri against third party claims.

On May 1, 2015, BiVi entered into a Distribution Agreement with United, a company owned and managed by Richard DeCicco, the controlling shareholder, President, Chief Executive Officer, Chief Financial Officer and Director of the Company, for United to distribute and wholesale BiVi’s product and to act as the licensed importer and wholesaler. Pursuant to the Distribution Agreement, United has the exclusive right to sell the BiVi product until 2025 for a distribution fee of $1.00 per case of product sold.

Private Label - Hooters

We market and sell our private label Hooters products pursuant to a Marketing and Distribution Agreement entered into between us and United, a company owned and managed by Richard DeCicco, the controlling shareholder, President, Chief Executive Officer, Chief Financial Officer and Director of the Company, effective as of April 1, 2019 (the “United Agreement”). Under the United Agreement, we have been granted the exclusive right to market and distribute the Hooters Spirits products line to (a) “Hooters” branded restaurants; (b) liquor distributors; and (c) off-premise, retail establishments (with all sales being made through distributors licensed to conduct business in the state of such sale) in the United States, Europe and Asia for a period of five years (which may be extended by up to an additional five years by us upon written notice to United, so long as we are not in breach of the agreement). The agreement provides for United to receive a fee of $1.00 per case of product sold to any wholesaler for retailer distribution.

United obtained the rights to manufacture, market, distribute and sell certain alcoholic products bearing the Hooters Marks in North America, Europe, Asia and Australia pursuant to a Brand Licensing Agreement that it had entered into with HI on July 23, 2018 (the “Hooters Agreement”). Pursuant to the Hooters Agreement, United was granted a non-exclusive license to use the “Hooters” Marks to manufacture, market, distribute and sell certain alcoholic products bearing the Hooters Marks in North America, Europe, Asia and Australia for a period expiring on December 31, 2020 (which may be extended by up to an additional three years by United provided that it is not in breach of the agreement and that certain minimum royalty fees are paid for the extension - $315,000 for 2021, $360,000 for 2022 and $420,000 for 2023). Under the Hooter’s Agreement, United paid HI an advance of $30,000, and agreed to pay royalties to HI of 6% of net sales (as defined) of all products during the term. In addition, the agreement also provides for United’s payment of a marketing contribution equal to 2% of the prior year’s net sales of the licensed products. If United fails to spend the required marketing contribution in any calendar year, the deficiency will be paid to HI.

By law, United can only sell our alcoholic products to licensed United States wholesalers or distributors. Wholesalers and distributors then sell the product to licensed retailers for “on” or “off” premise consumption. An “on” premise retailer is an establishment where the alcohol is consumed, such as a bar or restaurant, and an “off” premise retailer is an establishment where alcohol is sold for consumption elsewhere, such as a liquor store or, in some state, a supermarket. Accordingly, our products are shipped to the United States by United either directly to its distributors or to United’s warehouse. Products that are shipped to United’s warehouse are then shipped via ground freight to wholesalers or distributors to fulfill orders as they are placed.

Intellectual Property

United, a company owned and managed by Richard DeCicco, the controlling shareholder, President, Chief Executive Officer, Chief Financial Officer and Director of the Company, presently has registered trademarks in the United States associated with our BiVi and BellaSprizz brands or products. In addition, Richard DeCicco, the controlling shareholder, President, Chief Executive Officer, Chief Financial Officer and Director of the Company, owns the rights to a trademark depicting an image of the Botticelli Venus that is used on certain or our Bellissima and Bella Sprizz products. We use these trademarks with the permission of United and Mr. DeCicco.

With respect to our other brands, such as Bellissima Prosecco and Sparkling Wines or Hooters branded spirits, they are either protected under trademarks owned by the licensors or under common law use, and we use them with the licensors permission pursuant to the agreements that we or our subsidiaries have entered into with them.

We intend to apply for new trademarks on an ongoing basis as we develop new brands or products. We regard our trademarks, service marks, copyrights, domain names, trade dress, and similar intellectual property as very important to our business.

We enforce and protect our trademark rights against third parties infringing or denigrating our trademarks by opposing registration of infringing trademarks, and initiating litigation as necessary.

Competition

The beverage alcohol industry is highly competitive. We compete on the basis of quality, price, brand recognition and distribution strength, as well as providing consumers with unique brands with special attributes that set our brands apart from the rest. Our beverage alcohol products compete with other alcoholic and non-alcoholic beverages for consumer purchases, as well as shelf space in retail stores, restaurant presence and wholesaler attention. We compete with numerous multinational producers and distributors of beverage alcohol products, some of which have greater resources than we do. Our competitors include, but are not limited to, Gallo, Mionetto, Gruppo Campari, Constellation Brands, William Grant and Sons and Jim Beam Brands.

Governmental Regulation of the Wine and Spirits Industry

The production and sale of wine and spirits is subject to extensive regulation by the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau and state liquor commissions and agencies.

In addition, most states in which our wines and spirits are sold impose varying excise taxes on the sale of alcoholic beverages. Prompted by growing government budget shortfalls and public reaction against alcohol abuse, government entities often consider legislation that could potentially affect the taxation of alcoholic beverages. Excise tax rates being considered are often substantial. The ultimate effects of such legislation, if passed, cannot be assessed accurately. Any increase in the taxes imposed on wines and spirits can be expected to have a potentially adverse impact on overall sales of such products. However, the impact may not be proportionate to that experienced by distributors of other alcoholic beverages and may not be the same in every state.

The agreements we have in place with United and Dan Kay International provide the required licensing conduits that allow us to capture the sales relative to alcoholic beverages in the United States. The United States alcohol beverage business is based upon what is known as a “three-tier system.” The three tiers consist of an import or supplier tier if the product is domestically produced. The second tier is the wholesale tier. The third tier is known as the retail tier, consisting of an on and off premise split. The import/supply tier sells to the wholesale tier that then sells to the retail tier.

United possesses the import/supply tier licensing as well as the required licenses in the states where we sell alcoholic beverages to the wholesale tier. We have contracted with United Spirits to facilitate the sales of the products using the licensing United Spirits has in place. This is a common third party provider relationship in the United States alcohol beverage business.

Dan-Kay International is the company that we contract warehousing services for the alcohol beverage products that come to rest in the United States. Dan-Kay maintains a required New York State warehousing license. This license has a level allowing the third party warehousing classified as “product of others.”

Employees

As of April 13, 2020, we employed a total of 5 full-time employees and 3 consultants. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Corporate History

We were incorporated in the State of Nevada on October 21, 2005 (under the name Paw Spa, Inc.). On May 7, 2009, we changed our name to Iconic Brands, Inc.

Effective December 31, 2016,, we closed on (i) a May 15, 2015 agreement to acquire a 51% interest in BiVi LLC. and (ii) a December 13, 2016 agreement to acquire a 51% interest in Bellissima Spirits LLC. These transactions involved entities under common control of our Chief Executive Officer and represented a change in reporting entity.

BiVi LLC was organized in Nevada on May 4, 2015.

Bellissima Spirits LLC was organized in Nevada on November 23, 2015.

BiVi LLC

On May 15, 2015, we entered into a securities exchange agreement (the “Securities Exchange Agreement”) with members of BiVi pursuant to which we acquired a 51% majority interest in BiVi in consideration for the issuance of 4,000 shares of our common stock and 1,000 shares of newly created Series C Convertible Preferred Stock. Prior to its acquisition, BiVi was beneficially owned and controlled by Richard DeCicco, our Chief Executive Officer, Chief Financial Officer, President and a member of our board of directors. Effective March 27, 2019, pursuant to a Preferred Stock Exchange Agreement, Mr. DeCicco exchanged the 1,000 shares of Series C Preferred Stock for 1,000,000 shares of Company common stock.

Bellissima Spirits LLC

On December 13, 2016, we entered into a securities purchase agreement with Bellissima and its members pursuant to which we acquired a 51% interest in Bellissima in consideration for the issuance of 10 shares of newly created Series D Convertible Preferred Stock. The 10 shares of Series D Preferred Stock, which were issued to Richard  DeCicco, our Chief Executive Officer, Chief Financial Officer, President and a member of our board of directors, and Roseann Faltings, a member of our board of directors (5 shares each). Effective March 27, 2019, pursuant to a Preferred Stock Exchange Agreement, Mr. DeCicco and Ms. Faltings exchanged the 10 shares of Series D Preferred Stock for 1,000,000 shares of Company common stock (500,000 shares each).

Reverse Split

Effective January 18, 2019, the Company effectuated a 1-for-250 reverse stock split.

Green Grow

On May 9, 2019 we entered into a Share Exchange Agreement with NY Farms Group, Inc. (“NY Farms”), pursuant to which we acquired a 51% equity interest in Green Grow Farms, Inc. (“Green Grow”) in consideration of (i) cash consideration of $200,000 (which was paid on July 24, 2019), and (ii) the issuance of 2,000,000 shares of common stock. Thereafter, on December 4, 2019, we sold our 51% equity interest in Green Grow pursuant to a Stock Purchase Agreement entered into with Canbiola, Inc. (“Canbiola”) and Green Grow. In consideration for the sale of our 51% equity interest in Green Grow, we received an aggregate of 37,500,000 shares of Canbiola’s common stock (the “Purchase Shares”). On June 30, 2020 (the “Valuation Date”), a valuation of the Purchase Shares shall be performed for the purpose of determining whether the Market Price Per Purchase Share (as defined) on the Valuation Date is less than $1,000,000. In the event that the aggregate Price Per Purchase Share (as defined) on the Valuation Date is less than $1,000,000, Canbiola shall issue to the Company such a number of additional shares (“Additional Purchase Shares”) so that the aggregate value of aggregate shares issued to us for the purchase of our 51% equity interest (taking into account the Purchase Shares and the Additional Purchase Shares) equals $1,000,000. For purposes of the valuation, Market Price Per Purchase Share shall be determined based upon the 10-day average VWAP for the 10-day period ending on June 30, 2020.

Corporate Information

Our corporate headquarters are located in New York, NY. Our mailing address is 44 Seabro Avenue, Amityville, NY 11701, and our telephone number is (866) 219-8112. Our website is www.iconicbrandsusa.com. Information contained on our website is not incorporated into, and does not constitute any part of, this prospectus.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risk Factors Related to the Business of the Company

We have a history of losses, and may not achieve or maintain profitability in the future.

We have had a limited number of quarters or years of profitability and have historically raised capital to meet our needs. Our net losses for the year ended December 31, 2019 and 2018 were $3,864,669 and $4,157,254, respectively, and our accumulated deficit as of December 31, 2019 and 2018 was $22,656,505 and $21,233,083, respectively. We may sustain losses in the future as we implement our business plan, and there can be no assurance that we will ever generate revenues or maintain profitability in the future.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm included in its opinion for the year ended December 31, 2019 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and to generate significant revenue. Our financial statements as of December 31, 2019 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances. Furthermore, we also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue our operations and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue to execute our business plan. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned, and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms.

If we cannot raise adequate funds to satisfy our capital requirements, we will have to curtail or cease our operations.

Even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.

The capital markets have been unpredictable in the recent past. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, including our results of operations, financial condition and our continued viability will be materially adversely affected.

Widespread health developments, including the recent global COVID-19 pandemic, could materially and adversely affect our business, financial condition and results of operations.

Our business has been, and may continue to be, impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in countries where we operate or our customers are located, such as recommendations or mandates from governmental authorities to close businesses, limit travel, avoid large gatherings or to self-quarantine, as well as temporary closures or decreased operations of the facilities of our customers, distributors or suppliers. These impacts include, but are not limited to:

•	Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other restrictions, store or restaurant closures, or financial hardship, shifts in demand away from one or more of our higher priced products to lower priced products, or stockpiling or similar activity, reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting;

•	Inability to meet our consumers' and customers' needs and achieve costs targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or purchased finished goods, logistics, reduction or loss of workforce due to the insufficiency or failure of our safety protocols, or other manufacturing and supply capability;

•	Failure of third parties on which we rely, including our suppliers, bottlers, distributors, contract manufacturers, contractors, commercial banks and external business partners, to meet their obligations to us or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties; or

•	Significant changes in the conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees' ability to perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party bottlers, distributors, partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products.

All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We continue to monitor the situation, have actively implemented policies and procedures to address the situation, and may adjust our current policies and procedures as more information and guidance become available to address the evolving situation. The impact of COVID-19 may also exacerbate other risks discussed in Item 1a. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

The novel coronavirus (COVID-19) has negatively affected our ability to timely prepare and file out Annual Report on Form 10-K, and could continue to have a negative impact on our business.

In December 2019, a novel strain of coronavirus was reported to have surfaced in China. The spread of this virus began to cause some business disruption in our United States operations in March 2020. On March 30, 2020, we filed a Form 12b-25 indicating that the completion and filing of the Company’s Form 10-K would be delayed and that it anticipated that the filing would be completed before the expiration of the fifteen calendar day extension period provided by Rule 12b-25 under the Securities Exchange Act of 1934, as amended. At that time, we believed that any disruption caused by this would not impede our ability to complete and file our Annual Report on Form 10-K. Thereafter, as a result of the continued displacement of management, and the imposition of restrictions and shelter in place orders by various authorities that affected the Company's non-essential personnel, including the Company’s accounting staff, the Company encountered additional delays with respect to the compilation, dissemination and review of the information required to be presented in the Form 10-K for the year ended December 31, 2019. As a result, the Company missed the filing date, as extended, of its Form 10-K.

We believe that the restrictions and shelter in place orders resulting from COVID-19 have negatively affected our ability to timely meet our reporting obligations, and could continue to do so for the foreseeable future. Further, there is considerable uncertainty around the duration that this pandemic will continue to have an effect. The extent to which COVID-19 impacts our financial reporting, business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

We face risks related to our inventory, and if we fail to accurately predict demand for products, we may face write-downs or other charges.

We are exposed to inventory risks that may adversely affect operating results as a result of new product launches, changes in product cycles and pricing, limited shelf-life of certain of our products, changes in consumer demand, and other factors. Demand for products can change significantly between the time of production and the date of sale. If we are unable to accurately prediction demand for our products, we may face write-downs or other charges.

Disruptions in our supply chain could have a substantial adverse impact on our ability to produce our wines and the cost of our raw materials.

We are exposed to production risks, especially in the case of Bellissima Prosecco and Sparking Wines, due to weather conditions. The growing and harvesting of the grapes that we need to make our wines are directly affected by the weather conditions. Adverse weather conditions may decrease the availability of grapes thereby increasing the cost of grapes which would have a material adverse effect on our business and operations.

In addition, we produce our wines at two production facilities located in Sicily, Italy and Treviso, Italy. A disruption from fire or other catastrophic event at either of these facilities could halt production and have a material adverse effect on our financial condition.

Contamination and degradation of product quality from diseases, pests and weather conditions may have a material adverse effect on our business and results of operation.

Our success depends upon the positive image that consumers have of our brands and of the safety and quality of our products. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect their sales. Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions could affect the quality and quantity of grapes and other agricultural raw materials available, decreasing the supply and quality of our products. We cannot guarantee that our grape suppliers or our suppliers of other agricultural raw materials will succeed in preventing contamination in existing vineyards or fields or that we will succeed in preventing contamination in our existing vineyards or future vineyards we may acquire. Future government restrictions regarding the use of certain materials used in growing grapes or other agricultural raw materials may increase vineyard costs and/or reduce production of grapes or other crops. It is also possible that a supplier may not provide materials or product components which meet our required standards or may falsify documentation associated with the fulfillment of those requirements.

Product contamination or tampering or the failure to maintain our standards for product quality, safety and integrity, including with respect to raw materials, naturally occurring compounds, packaging materials or product components obtained from suppliers, may also reduce demand for our products or cause production and delivery disruptions. Contaminants or other defects in raw materials, packaging materials or product components purchased from third parties and used in the production of our wine or spirits products could lead to low beverage quality as well as illness among, or injury to, consumers of our products and may result in reduced sales of the affected brand or all our brands.

If any of our products become unsafe or unfit for consumption, are misbranded, or cause injury, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread product recall, multiple product recalls, or a significant product liability judgment could cause our products to be unavailable for a period, which could further reduce consumer demand and brand equity thereby adversely affecting our business and results of operations.

Climate change and environmental regulatory compliance may have an adverse effect on our operations.

Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers. Natural disasters such as floods and earthquakes may also negatively impact the ability of consumers to purchase our products.

We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements. In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants in our current and former properties, the potential exists for remediation, liability and indemnification costs to differ materially from the costs that we have estimated. We may incur costs associated with environmental compliance arising from events we cannot control, such as unusually severe floods, hurricanes, earthquakes or fires. We cannot assure you that our costs in relation to these matters will not exceed our projections or otherwise have a material adverse effect upon our business, liquidity, financial condition or results of operations.

A potential decline in the consumption of the products we sell could have a material adverse effect on our business.

Our business depends upon consumers’ consumption of our wine and spirits brands. Consumer preferences and tastes may shift due to, among other reasons, changing taste preferences, demographics or perceived value. Consequently, any material shift in consumer preferences and taste away from our, wine and spirits brands could have a negative impact on our business, liquidity, financial condition and/or results of operations. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, public health policies, and changes in leisure, dining and beverage consumption patterns. A limited or general decline in consumption of our products could occur in the future due to a variety of factors, including:

•	a general decline in economic or geopolitical conditions;
•	concern about the health consequences of consuming beverage alcohol products and about drinking and driving;
•	a general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from stricter laws relating to driving while under the influence of alcohol;
•	the increased activity of anti-alcohol groups;
•	increased federal, state, provincial and foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;
•	inflation; and
•	wars, pandemics, weather and natural or man-made disasters.

We face significant competition which could adversely affect our business.

The wine industry is highly competitive. Our wines compete in several super-premium and ultra-premium wine market segments with many other domestic and foreign wines. Our wines also compete with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by independent distributors, many of which carry extensive brand portfolios. In addition, the wine industry has experienced significant consolidation. Many competitors have greater financial, technical, marketing and public relations resources.

Our sales could be negatively affected by numerous factors including:

•	our inability to maintain or increase prices;
•	new entrants in our market or categories;
•	the decision of wholesalers, retailers or consumers to purchase competitors’ products instead of ours; or
•	a general decline in beverage alcohol consumption due to consumer dietary preference changes or consumers substituting legalized marijuana or other similar products in lieu of beverage alcohol.

Furthermore, sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and other local agencies, and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or marketing expenditures to maintain our competitive position or for other reasons. We cannot guarantee that we will be able to increase our prices to pass along to our customers any increased costs we incur. Our sales may be harmed to the extent we are not able to compete successfully against wine or alternative beverage producers.

Our business depends on the effectiveness of our advertising and marketing programs, including the strength of our social media presence, to attract and retain members and subscribers.

Our business success depends on our ability to attract and retain consumers which depends significantly on the effectiveness of our advertising and marketing practices. In addition, from time-to-time, we use brand ambassadors, spokespersons and social media influencers in our advertising and marketing programs to communicate with consumers. Actions taken by these individuals that harm their personal reputation or image, or include the cessation of using our products, could have an adverse impact on the advertising and marketing campaigns in which they are featured. We and our brand ambassadors, spokespersons and social media influencers also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our reputation and ability to attract and retain members and subscribers. If our advertising and marketing campaigns do not generate a sufficient number of consumers, our business, financial condition and results of operations could be adversely affected.

The loss of one or more of our current customers could adversely affect our results of operations.

Our business is dependent not only on securing new customers but also on maintaining current customers. We had two customers that accounted for approximately 9.9% and 8.7% of our sales for the year ended December 31, 2019. At December 31, 2019, one customer accounted for an aggregate of approximately 63.0% of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by one or more of these significant customers may negatively impact our cash flow and current assets.

Any changes to our relation with QVC or retail outlets may have a material adverse effect on our business.

For the year ended December 31, 2019, we had direct response sales of $366,959, which represented approximately 30.3% our direct to consumer sales for the year. These sales were made pursuant to the Marketing Agreement between United and with QVC, which currently extends through December 4, 2021. Our agreements with other direct retail partners are informal and therefore subject to change. If the Marketing Agreement is terminated, one or more of the direct retail partners chose to purchase fewer products, or we are forced to reduce the prices at which we currently sell our products, our sales and profits would be reduced and the business would be harmed.

We may engage in strategic transactions that fail to enhance shareholder value.

From time to time, we may consider possible strategic transactions, including the potential acquisitions or licensing of products or technologies or acquisition of companies, and other alternatives with the goal of maximizing shareholder value. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair shareholder value or otherwise adversely affect our business. There can be no assurance that our acquisitions will perform as expected in the future. For example, we may be unable to successfully integrate the operations of and/or the acquired assets of the businesses we acquire into our operations and we may not realize the anticipated efficiencies and synergies of such acquisitions. In addition, acquisitions require significant managerial attention, which may be diverted from our other operations. If the businesses or products we acquire do not achieve their intended results, our business, financial condition, and results of operations could be materially and adversely affected.

We may not be successful in hiring and retaining key employees, including executive officers.

Our future operations and successes depend in large part upon the strength of our management team. We rely heavily on the continued service of Richard DeCicco, our Chief Executive Officer, Chief Financial Officer, President and member of our board of directors. Accordingly, if Mr. DeCicco terminates his employment with us, such a departure may have a material adverse effect on our business, and our future success depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified personnel. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

Our operations may be adversely affected by our failure to maintain or renegotiate distribution, supply, manufacturing or license agreements on favorable terms.

Our business involves a number of distribution, supply, manufacturing or license agreements for brands owned by us or by other companies. For example, we entered into the Distribution Agreement with United, a company which is owned and managed by Richard DeCicco, our Chief Executive Officer, Chief Financial Officer, President and member of our board of directors. There can be no assurance that we will be able to renegotiate our rights on favorable terms when these agreements expire or that they will not be terminated. Failure to renew such agreements could have an adverse impact on our business and financial results.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.

There has been increased public attention directed at the beverage alcohol industry, which we believe is due to concern over problems related to alcohol abuse, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. Several beverage alcohol producers have been sued in several courts regarding alleged advertising practices relating to underage consumers. Adverse developments in these or similar lawsuits or a significant decline in the social acceptability of beverage alcohol products that results from these lawsuits could materially adversely affect our business.

Regulatory decisions and changes in the legal, and regulatory environment could increase our costs and liabilities or limit our business activities.

Our operations are subject to extensive regulatory requirements relating to production, distribution, importation, marketing, advertising, sales, pricing, labelling, packaging, product liability, antitrust, labor, pensions, compliance and control systems, and environmental issues. Changes in any such applicable laws, regulations or governmental or regulatory policies and/or practices could cause us to incur material additional costs or liabilities that could adversely affect our business. In particular, governmental bodies in jurisdictions where we operate may impose new labelling, product or production requirements, limitations on the marketing, advertising and/or promotion activities used to market beverage alcohol, restrictions on retail outlets, restrictions on importation and distribution or other restrictions on the locations or occasions where beverage alcohol is sold which directly or indirectly limit the sales of our products. Regulatory authorities may also have enforcement power that can subject us to actions such as product recalls, product seizures or other sanctions which could have an adverse effect on our sales or damage our reputation. Any changes to the regulatory environment in which we operate could also cause us to incur material additional costs or liabilities, which could adversely affect our performance.

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

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we do not continue to meet the eligibility requirements of the OTCQB, our common stock may be removed from the OTCQB and moved for quotation on the OTC Pink tier of the marketplace maintained by OTC Markets Group, Inc., which may make it more difficult for investors to resell their shares.

Our common stock is currently quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. The OTCQB requires a minimum bid price of $0.01. If the bid price goes below $0.01, we may be removed from the OTCQB. If we are removed from the OTCQB, our stock will be quoted on the OTC Pink tier. Broker-dealers often decline to trade in over-the-counter stocks that are quoted on the OTC Pink tier given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to dispose of their shares.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

Our Articles of Incorporation, as amended (“Articles of Incorporation”), our Restated Bylaws, and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Articles of Incorporation, Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 100,000,000 shares of preferred stock, of which 1 share has been designated as Series A Preferred Stock and 1 share is issued and outstanding; 1,000,000 shares have been designated as Series B Preferred Stock and no shares are issued and outstanding; 1,000 shares have been designated as Series C Preferred Stock and no shares are issued and outstanding; 10 shares have been designated as Series D Preferred Stock and no shares are issued and outstanding; 0,000,000 shares have been designated as Series E Preferred Stock and 356,176 shares are issued and outstanding; 4,500 shares have been designated as Series F Preferred Stock and 3,045 shares are issued and outstanding; and 1,500 shares have been designated as Series G Preferred Stock and 1,500 shares are issued and outstanding. Our authorized but undesignated preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our Articles of Incorporation, our Bylaws and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholder s to replace or remove our management. In particular, the Articles of Incorporation, our Bylaws and Nevada law, as applicable, among other things:

•	provide the board of directors with the ability to alter the Bylaws without stockholder approval; and

•	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2019, we have concluded that there is a material weakness relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, we identified a material weakness relating to the lack of segregation of duties. Although we need to take measures to fully mitigate such material weakness, the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and materially and adversely impact our business and financial condition.

Our principal shareholder has the ability to exert significant control in matters requiring shareholder approval and could delay, deter, or prevent a change in control of our Company.

Richard DeCicco, our Chief Executive Officer, Chief Financial Officer, President and member of our board of directors, owns one share of our Series A Preferred Stock which gives Mr. DeCicco two votes for every one vote of our outstanding voting securities. As a result, he has a majority of the outstanding votes of common shareholders and the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because of Mr. DeCicco’s ownership of the Series A Preferred Stock, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. DeCicco could result in management making decisions that are in his best interest and not in the best interest of other shareholders, you may lose some or all of the value of your investment in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our office and warehouse space in North Amityville, New York from United Spirits. On March 27, 2018, we entered into a lease extension with United Spirits pursuant to which we extended the term of our lease to January 31, 2021 for $4,478 per month.

We  have also entered into a lease agreement with the two officers of the Company to use part of their residence in Copiague, New York for Company office space. The agreement has a term of three years from January 1, 2019 to December 31, 2021 and provides monthly rent of $3,930.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

Stockholders

As of April 13, 2020, there were 139 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant.

Recent Issuance of Unregistered Securities

The following sales of equity securities occurred during the three month period ended December 31, 2019:

On October 25, 2019 and December 28, 2019, two holders converted a total of 651,892 shares of Series E Preferred Stock into a total of 260,757 shares of Iconic common stock.

From October 2, 2019 to December 31, 2019, six holders converted a total of 508.50 shares of Series F Preferred Stock into a total of 813,600 shares of Iconic common stock.

The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder.

ITEM 6. SELECTED FINANCIAL DATA

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

You should read the following discussion and analysis of our financial condition and plan of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a lifestyle branding company with the highest expertise of developing, from inception to completion, alcoholic beverages for ourselves and third parties. We market and place products into national distribution through long-standing industry relationships. We are a leader in “Celebrity Branding” of beverages, procuring superior and unique products from around the world and branding our products with internationally recognized celebrities. We currently market and sell the following products:

•	Bellissima Prosecco – these products comprise a line of all-natural and Vegan Prosecco and Sparkling Wine made with organic grapes, including a Zero Sugar, Zero Carb option, a DOC Brut and a Sparkling Rose;

•	Bella Sprizz Apertifs - these products comprise a line of aperitifs consisting of three different expressions, a classic Italian aperitif an all-natural elderflower aperitif and a classic Italian bitter;

•	BiVi Vodka – this product is made from semolina wheat grown out of the rich volcanic soil and pure mountain spring water of Sicily; and

•	Hooters Spirits – these products comprise a line of private-label premium spirits that are sold under the Hooters brand. The full line of Hooters Spirits includes Vodka, Gin, Rum (Dark & Light), Tequila (Silver & Gold), American Whiskey and Hooters Heat Cinnamon Whiskey.

In addition, we also develop private label spirits for domestic and international established chains.

Our mission is to be the industry leader in brand development, marketing, and sales of the alcoholic beverages by capitalizing on our ability to procure products from around the world. Our relationships with internationally recognized celebrities will be leveraged to add value to a product and create brand awareness in unbranded niche categories.

We market and sell a line of line of all-natural and Vegan Prosecco and Sparkling Wine made with organic grapes, including a Zero Sugar, Zero Carb option, a DOC Brut and a Sparkling Rose, pursuant to a License Agreement entered into between our majority-owned (51%) subsidiary, Bellissima Spirits LLC and Christie Brinkley, Inc., an entity owned by supermodel and entrepreneur Christie Brinkley.

We also market and sell a Vodka product, under the brand “BiVi 100 percent Sicilian Vodka,” pursuant to a License Agreement entered into between our majority-owned (51%) subsidiary, BiVi LLC and Neighborhood Licensing, LLC, an entity owned by Chazz Palminteri.

In addition, we market and sell a line of private-label premium spirits under the Hooters brand, including Vodka, Gin, Rum (Dark & Light), Tequila (Silver & Gold), American Whiskey and Hooters Heat Cinnamon Whiskey, pursuant to a Marketing and Distribution Agreement entered into between us and United Spirits, Inc., a company owned and managed by Richard DeCicco, the controlling shareholder, President, Chief Executive Officer, Chief Financial Officer and Director of the Company, which we treat as a variable interest entity.

Recent Developments

Series G Preferred Stock Financing

On January 12, 2020, we entered into securities purchase agreements with certain accredited investors for the sale of an aggregate of 1,500 shares of our Series G Preferred Stock and warrants to purchase up to 1,200,000 shares of our common stock for gross proceeds of $1,500,000, before deducting placement agent and other offering expenses.

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2019 and 2018 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company. Until we can grow revenues sufficient to meet our operating expenses, we must continue to raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements.

Results of Operations for the Years Ended December 31, 2019 and 2018

Introduction

We had Sales of $1,210,242 and $566,136 for the years ended December 31, 2019 and 2018, respectively. Our Cost of Sales were $734,428 and $324,989 for the years ended December 31, 2019 and 2018, respectively. Our operating expenses were $3,807,114 and $2,500,217, for the years ended December 31, 2019 and 2018, respectively. Our operating expenses consisted mostly of professional fees, marketing and advertising costs, occupancy costs, and travel and entertainment. During the year ended December 31, 2018, we also incurred expenses for a special promotion program with a customer of $597,138, described in further detail below.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Increase /
	2019	2018	(Decrease)

Sales	$1,210,242	$566,136	$644,106
Cost of Sales	734,428	324,989	409,439
Gross Profit	475,814	241,147	234,667

Operating expenses:
Officers compensation	497,000	341,250	155,750
Special promotion program	-	597,138	(597,138)
Royalties	198,002	33,664	164,338
Professional fees	1,260,343	558,667	701,676
Marketing and advertising	512,707	285,593	227,114
Travel and entertainment	319,483	238,060	81,423
Other operating expenses, including occupancy	1,019,576	445,845	573,731
Total operating expenses	3,807,111	2,500,217	1,306,894

Net operating income (loss)	(3,331,297)	(2,259,070)	1,072,227
Other income (expense)	-	(2,591,548)	(2,591,548)

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	424,599	693,364	(268,765)
Net income (loss) before discontinued operations	(1,047,213)	-	(1,047,213)
Loss from discontinued operation
Net Loss attributable to Iconic Brands	$(3,953,911)	(4,157,254)	203,343

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka and Bellissima Prosecco and Sparkling Wine and our newly introduced line of Hooters Spirits. Sales were $1,210,242 for the year ended December 31, 2019 compared to $566,136 for the year ended December 31, 2018, an increase  of $644,106, or 114%. The 114% increase in sales in 2019 over 2018 is primarily due to an increase  in sales of our Bellissima products, including through a newly launched sales campaign on the QVC Shopping Network of $364,000 and sales from the launch of our Hooters Spirits line of $154,000.

Cost of Sales

Cost of sales for the year ended December 31, 2019 were $734,428 compared to $324,989 during the year ended December 31, 2018, a increase of $409,439. Cost of sales includes the cost of the products purchased from our Italian suppliers, freight-in costs and import duties. The cost of sales as a percentage of sales for the year ended December 31, 2019 was 60.7% as compared to 57.4% for the year ended December 31, 2018. The increase in cost of sales is due to mix the mix of product sold and the channels of distribution.

Officers Compensation

Officers compensation for the year ended December 31, 2019 was $497,000 compared to $341,250 for the year ended December 31, 2018, an increase of $157,000 or 46%.

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements have a term of 24 months (to March 31, 2020). The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. For the year ended December 31, 2019, we have accrued a total of $415,000 officers compensation pursuant to these two Employment Agreements. In 2019, the accrued compensation was allocated 50% to Iconic ($207,500), 40% to Bellissima ($166,000), and 10% to BiVi ($41,500). Accruals to other officers of $82,000 accounts for the difference.

Professional and Consulting Fees

Professional and consulting fees expense was $1,260,343, for the year ended December 31, 2019, compared to $558,667, for the year ended December 31, 2018, an increase of $701,676, or about 125%.

Professional and consulting fees consist primarily of legal and, accounting and auditing services. The increase of approximately $701,000 from 2018 to 2019 is related to legal costs of completing our Series F preferred stock financing, filing of Form S-1 and having an audit performed of our financial statements.

Royalties

We expensed royalties of $198,002, for the year ended December 31, 2019 compared to $33,664 for the year ended December 31, 2018, an increase of $164,238, or 496%. Royalties increased due to the higher sales in 2019 and minimum royalties due on new contracts.

Marketing and Advertising

Marketing and advertising expenses for the year ended December 31, 2019 were $512,707 compared to $285,593 during the year ended December 31, 2018, an increase of $227,114. The increase in marketing and advertising expense is related to increased efforts to promote our various products including increasing attendance at various trade shows and product launches during 2019.

Travel and Entertainment

Travel and entertainment expenses for the year ended December 31, 2019 were $319,483 compared to $238,060 for the year ended December 31, 2018, an increase of $81,423 or about 34%. Travel and entertainment expenses consist primarily of airfare, hotel and related costs incurred in connection with trips made by our CEO and assistant secretary for marketing and potential new product purposes.

Other Operating Expenses

Other operating expenses were $1,019,576 for the year ended December 31, 2019 as compared to $445,845 for the year ended December 31, 2018, an increase of $573,731, or about 128%. For the year ended December 31, 2019, other operating expenses include automobile, insurance, office expenses and expenses relating to Christie Brinkley appearances at Bellissima promotions. In addition, we hired 4 employees to assist with the planned growth of the Company.

Net Operating Income/Loss

Net operating loss for the year ended December 31, 2019 was $3,331,297compared to net operating loss of $2,259,069 for the year ended December 31, 2018, an increase of $1,072,227. Net operating  (loss) increased , as set forth above, primarily because sales increased , offset by increases in the various expense categories.

Other Income/Expense

Other expense for the year ended December 31, 2018 was $2,591,548, compared to other expense of $0. for the year ended December 31, 2019, a decrease of $2,591,548. The decrease was primarily due to fluctuations of our derivative liabilities  and losses on conversion of debt of ($1,343,910) for the year ended December 31, 2018 We did not have any related activity in these categories during 2019.

Net Loss (Income) attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity represents 49% of the net loss of Bellissima and BiVi (which we own 51%) and 100% of United Spirits (which we own 0%) and is accounted for as a reduction in the net loss attributable to the Company. This net loss  for the year ended December 31, 2019 was $424,5993 compared to $693,364 for the year ended December 31, 2018, an decrease of $268,765. Net loss (income) from other entities increased during the year ended December 31, 2019 as a result of all the changes discussed above.

Loss from Discontinued Operations

Effective December 31, 2019, the Company sold its 51% equity interest in Green Grow Farms, Inc. (“Green Grow”) to Can B Corp. in exchange for 37,500,000 shares of Can B Corp. common stock and a Can B Corp. obligation to issue additional shares (“Additional Purchases Shares”) of Can B Corp. common stock to the Company on June 30, 2020 in such number so that the aggregate value of the aggregate shares issued to the Company equals $1,000,000. We acquired this equity interest on May 9, 2019 in exchange for a $200,000 note payable to NY Farms Group Inc. and 2,000,000 shares of Company common stock valued at $1,250,000

The loss from operations during the time of ownership and the subsequent sale of the operation resulted in a loss from discontinued operations of $1,047,213 for the year ended December 31, 2019. There was no activity during the year ended December 31, 2018.

Net Income/Loss

Net loss attributable to the Company for the year ended December 31, 2019 was $3,953,911, or $(0.37) per share, compared to a net loss of $4,157,254, or $(0.62) per share, for the year ended December 31, 2018, a decrease in the loss of $203,343. Net  (loss) decreased, is set forth above

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2019, because we did not generate sufficient revenue, we had negative operating cash flows. Our cash on hand as of December 31, 2019 was $263,638. Our average monthly cash flow burn rate for 2019 was approximately $228,000. We have high cash needs in the short term, and as our operating expenses increase, we will face strong to medium long term cash needs. We do not anticipate that our cash flows from operations will satisfy our cash flow needs for the next year, and if revenues do not keep up with our expenses, it will be necessary to seek other methods to finance our operations and any growth opportunities, including the sale of convertible debt and equity securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2019 and 2018, respectively, are as follows:

	December 31,	December 31,
	2019	2018	Change

Cash	$263,638	$191,463	$72,175
Total Current Assets	1,411,185	563,239	847,946
Total Assets	2,568,021	562,239	2,005,782
Total Current Liabilities	2,028,676	1,339,566	629,110
Total Liabilities	$2,077,823	$3,600,605	$(1,522,782)

Our cash and total current assets increased  primarily due to an increase in accounts receivable and inventories , as we grow the business, and recording the value of our investment in Can B Corporation as a result of exiting our Green Grow activity ( see footnotes to the financial statements). Our total current liabilities increased primarily due to an increase in accounts payable while our long term liabilities decrease by approximately $2,200,000 due to the extinguishment of our derivative liabilities ( see the footnotes to the financial statements attached). Our working capital deficit decreased from $776,328 at December 31, 2018 to $617,491 at December 31, 2019.

We hope that the revenues we generate from sales of our products will be able to satisfy our obligations in full without the need to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts. Please see the “ Risk Factors ” beginning on page 3.

Cash Requirements

Our cash on hand as of December 31, 2019 was $263,638. We anticipate that the funding from financing activities and product sales will be enough to sustain us for the next 12 months.

Sources and Uses of Cash for the Year Ended December 31, 2019 and 2018

Operations

Our net cash provided by (used in) operating activities for the years ended December 31, 2019 and 2018 was $(2,736,732) and $(1,754,639), respectively, an increase of $982,093. The increase was primarily due to a decrease in  (loss) from operations offset by no derivative and debt activity in 2019.

Investments

We had no net cash provided by or used in investing activities for the years ended December 31, 2018 and while in 2019 we used cash for investing activities to make a loan to our discontinued subsidiary.

Financing

Our net cash provided by financing activities for the years ended December 31, 2019 and 2018 was $3,626,120 and $708,670, respectively, an increase of $2,917,450. The increase was primarily a result of proceeds received from the sale of Series F Preferred Stock and Series E Preferred Stock and warrants.

Critical Accounting Policies and Estimates

See Note 2 of the Notes to Consolidated Financial Statements for the years ended December 31, 2019 and 2018.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019 and 2018

BMKR, LLP Certified Public Accountants 1200 Veterans Memorial Hwy. Suite 350 Hauppauge, New York 11788	T 631 293-5000 F 631 234-4272 www.bmkr.com	BM K&R

Thomas G. Kober, CPA Alfred M. Rizzo, CPA Joseph Mortimer. CPA	Charles W. Blanchfield, CPA (Retired) Bruce A. Meyer, CPA (Retired)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Iconic Brands Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iconic Brands Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, consolidated stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,953,704 during the year ended December 31, 2019, and as of that date, had a deficit net worth of $22,925,748. The company is in arears with certain vendor creditors which, among other things, cause the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made.

As discussed in note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

BMKR,LLP

BMKR LLP

We have served as the Company's auditor since 2016.

Hauppauge, NY
April 14, 2020

Member American Institute of Certified Public Accountants

Member Public Company Accounting Oversight Board

Iconic Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

Assets

Current assets:
Cash and cash equivalents	$263,638	$191,463
Accounts receivable (less allowance for doubtful accounts of $26,513 and $0, respectively)	573,747	113,506
Inventories	573,800	258,270

Total current assets	1,411,185	563,239

Right-of-use assets, less accumulated amortization of $125,921 and $0, respectively	136,836	-
Leasehold improvements	20,000	-
Investment in and receivable from Can B Corp	1,000,000	-

Total assets	$2,568,021	$563,239

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Current portion of operating lease liabilities	$90,982	$-
Accounts payable and accrued expenses	1,852,563	1,311,475
Loans payable to officer and affiliated entity
non interest bearing and due on demand	45,131	28,091
Note payable	40,000	-

Total current liabilities	2,028,676	1,339,566

Non-current portion of operating lease liabilities	49,147	-

Derivative liability on warrants	-	2,261,039
Total liabilities	2,077,823	3,600,605
Commitments and contingencies (Note 12)

Stockholders’ deficiency:
Preferred stock, $.001 par value; authorized 100,000,000 shares:
Series A, 1 and 1 share issued and outstanding, respectively	1	1
Series C, 0 and 1,000 shares issued and outstanding, respectively	-	1
Series D, 0 and 10 shares issued and outstanding, respectively	-	-
Series E, 2,790,244 and 6,602,994 shares issued and outstanding, respectively	2,790	6,603
Series F ($1,000 per share stated value), 3155.75 and 0 shares issued and outstanding, respectively	3,155,750	-

Common stock, $.001 par value; authorized 200,000,000 shares, 14,576,681 and 5,439,765 shares issued and outstanding respectively	14,577	5,440

Common stock to be issued to Escrow Agent, $.001 par value; 0 and 534,203 shares, respectively	-	534

Additional paid-in capital	21,282,679	18,798,438

Accumulated deficit	(22,925,748)	(21,233,083)

Total Iconic Brands, Inc. stockholders’ equity (deficiency)	1,530,049	(2,422,066)

Noncontrolling interests in subsidiaries and variable interest	(1,039,851)	(615,300)

Total stockholders’ equity (deficiency)	490,198	(3,037,366)

Total liabilities and stockholders’ equity (deficiency)	$2,568,021	$563,239

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
	Year Ended December 31, 2019	Year Ended December 31, 2018

Sales	$1,210,242	$566,136
Cost of Sales	734,428	324,989
Gross profit	475,814	241,147

Operating expenses:
Officers compensation	497,000	341,250
Professional and consulting fees	1,260,343	558,667
Royalties	198,002	33,664
Special promotion program with customer	-	597,138
Marketing and advertising	512,707	285,593
Occupancy costs	115,759	164,301
Travel and entertainment	319,483	238,060
Other	903,817	281,543

Total operating expenses	3,807,111	2,500,216

Operating loss from continuing operations	(3,331,297)	(2,259,069)
Other expenses:
Expense from derivative liability	-	(1,106,967)
Loss on conversion of debt	-	(1,343,910)
Interest expense	-	(32,826)
Amortization of debt discounts	-	(107,846)

Total other expenses	-	(2,591,549)

Loss from continuing operations	(3,331,297)	(4,850,618)

Loss from continuing operations attributable to noncontrolling interests in subsidiaries and variable interest entity	424,599	693,364

Loss from continuing operations attributable to Iconic Brands, Inc.	(2,906,698)	(4,157,254)

Discontinued operations (Note 3):
Loss from operations of discontinued subsidiary	(487,007)	-
Loss from discontinued operations attributable to noncontrolling interest in discontinued subsidiary	238,633	-
Loss on sale of discontinued subsidiary	(798,839)	-
Loss on discontinued operations	(1,047,213)	-

Net loss attributable to Iconic Brands, Inc.	$(3,953,911)	$(4,157,254)

Net loss per common share – basic and diluted:
Continuing operations	$(0.27)	$(0.62)
Discontinued operations	(0.10)	-
Total	$(0.37)	$(0.62)

Weighted average common shares outstanding and to be issued to Escrow Agent:
Basic and diluted	10,818,233	6,669,698

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

	Series A Preferred Stock, $.001 par		Series C Preferred Stock, $.001 par		Series D Preferred Stock, $.001 par		Series E Preferred Stock, $.001 par		Series F Preferred Stock, $1,000 stated value per share		Common Stock, $.001 par		Common Stock to be issued to Escrow Agent, $0.001 par		Additional Paid-in	Noncontrolling Interests in Subsidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total
Balance at December 31, 2017	1	$1	1000	$1	10	$-	-	$-	-	$-	4,417,567	$4,417	1,913,890	$1,914	$15,760,206	$78,064	$(17,075,829)	$(1,231,226)
Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-	-	-	1,379,688	1,380	(1,379,687)	(1,380)	-	-	-	-
Series E Preferred Stock and warrants sold to four investors	-	-	-	-	-	-	1,200,000	1,200	-	-	-	-	-	-	298,800	-	-	300,000
Warrants issued to attorney for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	250,000	-	-	250,000
Series E Preferred Stock issued in exchange for common stock pursuant to Share Exchange Agreement dated May 21, 2018	-	-	-	-	-	-	1,200,000	1,200	-	-	(480,000)	(480)	-	-	(720)	-	-	-
Sale of Series E Preferred Stock and warrants in connection with Securities Purchase Agreement dated September 27, 2018	-	-	-	-	-	-	2,125,000	2,125	-	-	-	-	-	-	529,125	-	-	531,250
Issuance of Series E Preferred Stock in satisfaction of convertible notes payable and accrued interest	-	-	-	-	-	-	2,077,994	2,078	-	-	-	-	-	-	1,056,233	-	-	1,058,311
Issuance of common stock in satisfaction of convertible notes payable and accrued interest	-	-	-	-	-	-	-	-	-	-	122,510	123	-	-	881,544	-	-	881,667
Warrants issued to law firm for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	23,250	-	-	23,250
Net income attributable to noncontrolling interests in subsidiaries and variable interest entity	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(693,364)	-	(693,364)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,157,254)	(4,157,254)
																		-
Balance at December 31, 2018	1	1	1,000	1	10	-	6,602,994	6,603	-	-	5,439,765	5,440	534,203	534	18,798,438	(615,300)	(21,233,083)	(3,037,366)

Cumulative effect adjustment relating to reduction of derivative liability on warrants, pursuant to ASU 2017-11	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,261,039	2,261,039

Balance, January 1, 2019 (as adjusted)	1	1	1,000	1	10	-	6,602,994	6,603	-	-	5,439,765	5,440	534,203	534	18,798,438	(615,300)	(18,972,044)	(776,327)

Rounded up shares in connection with 1 share for 250 shares reverse stock split effective January 18, 2019	-	-	-	-	-	-	-	-	-	-	547	1	-	-	(1)	-	-	-
Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-	-	-	534,203	534	(534,203)	(534)	-	-	-	-
Sale of Series E Preferred Stock and warrants in connection with Securities Purchase Agreement dated September 27, 2018	-	-	-	-	-	-	2,037,520	2,037	-	-	-	-	-	-	507,343	-	-	509,380

Issuance of common stock in connection with Settlement and Release Agreement dated February 7, 2019	-	-	-	-	-	-	-	-	-	-	120,000	120	-	-	91,080	-	-	91,200
Issuance of common stock in connection with Business Development Agreement dated March 15, 2019	-	-	-	-	-	-	-	-	-	-	150,000	150	-	-	199,350	-	-	199,500
Issuance of common stock in exchange for the surrender of Series C Preferred Stock on March 27, 2019	-	-	(1,000)	(1)	-	-	-	-	-	-	1,000,000	1,000	-	-	(999)		-	-
Issuance of common stock in exchange for the surrender of Series D Preferred Stock on March 27, 2019	-	-	-	-	(10)	-	-	-	-	-	1,000,000	1,000	-	-	(1,000)	-	-	-
Issuance of common stock in exchange for Series E Preferred Stock	-	-	-	-	-	-	(3,125,290)	(3,125)	-	-	1,250,116	1,250	-	-	1,875	-	-	-
Exercise of warrants at $0.32 per share pursuant to Warrant Exercise Agreements dated May 9, 2019	-	-	-	-	-	-	-	-	-	-	960,000	960	-	-	306,240	-	-	307,200
Issuance of common stock in connection with Share Exchange Agreement dated April 17, 2019	-	-	-	-	-	-	-	-	-	-	2,000,000	2,000	-	-	1,248,000	-	-	1,250,000
Issuance of common stock in connection with Consulting Agreement dated April 15, 2019	-	-	-	-	-	-	-	-	-	-	50,000	50	-	-	94,950	-	-	95,000
Issuance of common stock in connection with Consulting Agreement dated May 23, 2019	-	-	-	-	-	-	-	-	-	-	250,000	250	-	-	389,750	-	-	390,000
Sale of Series F Preferred Stock and warrants in connection with Securities Purchase Agreements dated July 18, 2019	-	-	-	-	-	-	-	-	3,125	3,125,000	-	-	-	-	-	-	-	3,125,000
Placement agent commissions, expenses and stock-based compensation	-	-	-	-	-	-	-	-	-	-	781,250	781	-	-	(323,281)	-	-	(322,500)
Exchange of Series E Preferred Stock for Series F Preferred Stock	-	-	-	-	-	-	(2,725,000)	(2,725)	681	681,250	-	-	-	-	(678,525)	-	-	-
Issuance of common stock in exchange for Series F Preferred Stock	-	-	-	-	-	-	-	-	(650)	(650,500)	1,040,800	1,041	-	-	649,459	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(424,551)	(3,953,704)	(4,378,255)

Balance, December 31, 2019	1	$1	-	$-	-	$-	2,790,224	$2,790	3,156	$3,155,750	14,576,681	$14,577	-	-	$21,282,679	$(1,039,851)	$(22,925,748)	$490,198

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Operating Activities:
Loss from continuing operations attributable to Iconic Brands, Inc.	$(2,906,698)	$(4,157,254)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from continuing operations attributable to noncontrolling interests in subsidiaries and variable interest entity	(424,599)	(693,364)
Issuance of note payable to consultant	50,000	-
Stock-based compensation	775,700	273,250
Noncash lease expense	3,293	-
Expense (income) from derivative liability	-	1,106,967
Loss (gain) from settlement of debt	-	57,229
Amortization of debt discounts	-	107,846
Loss on conversion of debt and accrued interest	-	1,343,910
Gain on forgiveness of debt	-	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(460,241)	197,568
Inventories	(315,530)	(198,423)
Prepaid expenses	-	5,000
Accounts payable and accrued expenses	541,343	215,481
Accrued interest payable	-	(7,849)

Net cash used in operating activities	(2,736,732)	(1,754,639)

Investing Activities:
Leasehold improvements	(20,000)	-
Loans to discontinued subsidiary	(797,213)	-

Net cash used in investing activities	(817,213)	-

Financing Activities:
Proceeds from exercise of warrants	307,200	-
Proceeds from sale of Series F Preferred Stock and warrants (net of placement agent fees of $322,500)	2,802,500	-
Proceeds from sale of Series E Preferred Stock and warrants	509,380	831,250
Repayment of debt and accrued interest	(10,000)	(90,296)
Loans payable to officer and affiliated entity	17,040	(32,284)

Net cash provided by financing activities	3,626,120	708,670

Increase (decrease) in cash and cash equivalents	72,175	(1,045,969)

Cash and cash equivalents, beginning of period	191,463	1,237,432

Cash and cash equivalents, end of period	$263,638	$191,463

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for the surrender of Series C Preferred Stock and Series D Preferred Stock	$500,000	$-

Issuance of common stock in exchange for Series E Preferred Stock	$781,323	$-

Issuance of common stock in connection with acquisition of 51% equity interest in Green Grow Farms, Inc.	$1,250,000	$-

Issuance of note payable in connection with acquisition of 51% Equity interest in Green Grow Farms, Inc.	$200,000	$-

Exchange of Series E Preferred Stock for Series F Preferred Stock	$681,250	$-

Issuance of common stock in exchange for Series F Preferred Stock	$650,500	$-

Receipt of Can B Corp. common stock in connection with sale of 51% equity interest in Green Grow Farms, Inc. effective December 31, 2019	$1,000,000	$-

Issuance of common stock in satisfaction of debt and accrued interest	$-	$881,667

Issuance of common stock to Escrow Agent in connection with Settlement Agreement and Amended Settlement Agreement	$133,551	$345,000

Series E Preferred Stock to be issued in exchange for common stock pursuant to Share Exchange Agreement dated May 21, 2018	$-	$120,000

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

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

BiVi was organized in Nevada on May 4, 2015. Bellissima was organized in Nevada on November 23, 2015.

Effective May 9, 2019, Iconic closed on a May 9, 2019 Share Exchange Agreement to acquire a 51% interest in Green Grow Farms, Inc. (“Green Grow”), an entity organized on February 28, 2019 to grow hemp for CBD extraction. Effective December 31, 2019, Iconic sold its 51% interest in Green Grow Farms, Inc. to Can B Corp (see Note 3).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Iconic, its two 51% owned subsidiaries BiVi and Bellissima, its 51% owned subsidiary Green Grow Farms Inc. (“Green Grow”) for the period May 9, 2019 (date of acquisition) to December 31, 2019 (date of sale), and United Spirits, Inc., a variable interest entity of Iconic (see Note 6) (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

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

Years ended December 31, 2019 and 2018

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, loans payable to officer and affiliated entity, and note payable, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

(d) Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

(e) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At December 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $26,513 and $0, respectively.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventory at December 31, 2018 consists of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers. Inventory at December 31, 2019 also includes cases of alcoholic beverages and packaging materials relating to our Hooters line of products introduced in August 2019.

(g) Marketable Equity Securities

Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in Can B Corp (see Note 3) as trading securities.

(h) Revenue Recognition

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) which establishes revenue recognition standards. ASU 2014-19 was effective for annual reporting periodsbeginning after December 15, 2017. We adopted ASU 2014-09 effective January 1, 2018. ASU 2014-09  has not had a significant effect on the Company’s financial position and results of operations.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

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

(j) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the years ended December 31, 2019 and 2018, stock-based compensation was $775,700 and 273,250, respectively.

(k) Income Taxes

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

(l) Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding and to be issued to Escrow Agent (see Note 12) during the period of the financial statements.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and to be issued to Escrow Agent (see Note 12) and dilutive securities (such as stock options, warrants, and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

(m) Recently Issued Accounting Pronouncements

Effective January 1, 2019, we adopted ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees are required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. We adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standards using a modified retrospective transition approach at the date of adoption. As such, historical periods will continue to be measured and presented under the previous guidance while current and future periods are subject to this new accounting guidance. Upon adoption we recorded a total of $223,503 for right-of-use assets related to our two operating leases (see Note 14g) and a total of $223,503 for lease liabilities.

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018; early adoption is permitted. Accordingly, effective January 1, 2019, the Company reflected a $2,261,039 reduction of the derivative liability on warrants (see Note 11) and a $2,261,039 cumulative effect adjustment reduction of accumulated deficit.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

(n) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2019 of $22,925,748 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

3. DISCONTINUED OPERATIONS

Effective December 31, 2019, the Company sold its 51% equity interest in Green Grow Farms, Inc. (“Green Grow”) to Can B Corp. in exchange for 37,500,000 shares of Can B Corp. common stock and a Can B Corp. obligation to issue additional shares (“Additional Purchases Shares”) of Can B Corp. common stock to the Company on June 30, 2020 in such number so that the aggregate value of the aggregate shares issued to the Company equals $1,000,000. We acquired this equity interest on May 9, 2019 in exchange for a $200,000 note payable to NY Farms Group Inc. and 2,000,000 shares of Company common stock valued at $1,250,000.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

The $487,007 loss from operations of discontinued subsidiary for the period May 9, 2019 to December 31, 2019 consists of:

Sales	$-

Cost of sales	239,810

Gross profit	(239,810)

Operating expenses:

Officer’s compensation	168,232

Occupancy costs	30,373

Other	48,592

Total operating expenses	247,197

Net loss	$(487,007)

The $694,663 loss on sale of discontinued subsidiary was calculated as follows:

Consideration received from sale effective December 31, 2019:

Can B Corp. common stock	$487,500

Receivable from Can B for “Additional Purchase Shares” due June 30, 2020	512,500

Forgiveness of note payable to NY Farms Group Inc.	200,000

Total consideration	1,200,000

Company investment in 51% of Green Grow at December 31, 2019:

Initial investment on May 9, 2019	1,450,000

Loans receivable from Green Grow (forgiven)	797,213

51% of net loss of Green Grow for the year ended December 31, 2019	(248,374)

Total investment	1,998,839

Loss on sale of discontinued subsidiary	$(798,839)

4. INVESTMENT IN BIVI LLC

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

Years ended December 31, 2019 and 2018

5. INVESTMENT IN BELLISSIMA SPIRITS LLC

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

6. UNITED SPIRITS, INC.

United Spirits, Inc. (“United”) is owned and managed by Richard DeCicco, the controlling shareholder and chief executive officer of Iconic. United provides distribution services for Iconic, BiVi and Bellissima (see Note 14d) and is considered a variable interest entity (“VIE”) of Iconic. Since Iconic has been determined to be the primary beneficiary of United, we have included United’s assets, liabilities, and operations in the accompanying consolidated financial statements of Iconic. Summarized financial information of United follows:

Balance Sheets:	December 31, 2019	December 31, 2018

Cash and cash equivalents	$130,454	$38,793
Intercompany receivable from Iconic (A)	56,495	204,461
Right-of-use asset	54,955	-
Total assets	$241,904	$243,254

Accounts payable and accrued expense	$187,658	$11,338
Loans payable to officer and affiliated entity	88,077	71,037
Intercompany payable to Bellissima (A)	317,722	335,257
Intercompany payable to BiVi (A)	66,876	56,855
Operating lease liability	54,955	-
Total Liabilities	715,288	474,487
Noncontrolling interest in VIE	(473,384)	(231,333)
Total liabilities and stockholders’ deficiency	$241,904	$243,254

	Year ended December 31,
Statements of operations:	2019	2018
Intercompany distribution income (A)	$13,418	$12,242

Royalty expense	127,500	65,000
Officers’ compensation	82,000	30,000
Other operating expenses – net	46,069	8,266
Total operating expenses	255,569	103,266
Net income (loss)	$(242,151)	$(91,024)
(A) Eliminated in consolidation

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

7. INVENTORIES

Inventories consist of:

	December 31, 2019	December 31, 2018
Finished goods:
Hooters brands	$286,123	$-
Bellissima brands	199,580	206,988
BiVi brands	48,132	51,282
Total finished goods	533,835	258,270

Raw materials:
Hooters brands	39,965	-
Total raw materials	39,965	-

Total	$573,800	$258,270

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	December 31, 2019	December 31, 2018
Accounts payable	$737,850	$175,405
Accrued officers compensation	813,050	811,250
Accrued royalties	295,042	174,985
Other	6,621	149,835
Total	$1,852,563	$1,311,475

9. DEBT

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

At December 31, 2019, note payable consists of:

Amount due to a former Bellissima consultant pursuant to a Settlement and Release Agreement dated February 7, 2019, due December 31, 2019	$40,000

Total	$40,000

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

10. DERIVATIVE LIABILITY ON CONVERTIBLE DEBT

In September 2018, the Company entered into Securities Exchange Agreements and other agreements with holders of all convertible debt then outstanding to have such debt satisfied (which occurred effective October 4, 2018 – see Note 9). Accordingly, the Company reduced the then derivative liability from $255,294 at September 30, 2018 to $0.

11. DERIVATIVE LIABILITY ON WARRANTS

From September 2017 to November 2017, in connection with the sale of a total of 480,000 shares of common stock (see Note 12), the Company issued a total of 480,000 Common Stock Purchase Warrants (the “Warrants”) to the respective investors. The Warrants were exercisable into ICNB common stock at a price of $2.50 per share, were to expire five years from date of issuance, and contained “down round” price protection.

Effective May 21, 2018, in connection with the sale of a total of 120,000 shares of Series E Preferred Stock (see Note 12), the Company issued a total of 480,000 Warrants to four investors. These warrants were exercisable into ICNB common stock at a price of $2.50 per share, were to expire five years from date of issuance, and contained “down round” price protection.

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

Assumptions used to calculate the fair value of the Warrants at December 31, 2018 include (1) stock price of $0.95 per share, (2) exercise prices from $0.625 to $2.50 per share, (3) terms ranging from 2.25 years to 4.5 years, (4) expected volatility of 148%, and (5) risk free interest rates ranging from 2.46% to 2.51%.

Effective January 1, 2019 (see Note 2), the Company adopted ASU 2017-11 and reduced the $2,261,039 derivative liability on warrants at December 31, 2018 to $0 and recognized a $2,261,039 cumulative effect adjustment reduction of accumulated deficit.

12. CAPITAL STOCK

Preferred Stock

The one share of Series A Preferred Stock, which was issued to Richard DeCicco on September 10, 2009, entitles the holder to two votes for every share of Common Stock Deemed Outstanding and has no conversion or dividend rights.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

The 1000 shares of Series C Preferred Stock, which were issued to Richard DeCicco on May 15, 2015 pursuant to the Securities Exchange Agreement (see Note 4) for the Company’s 51% investment in BiVi, entitled the holder in the event of a Sale (as defined) to receive out of the proceeds of such Sale (in whatever form, be it cash, securities, or other assets), a distribution from the Company equal to 76.93% of all such proceeds received by the Company prior to any distribution of such proceeds to all other classes of equity securities, including any series of preferred stock designated subsequent to this Series C Preferred Stock. Effective March 27, 2019, pursuant to a Preferred Stock Exchange Agreement, Mr. DeCicco exchanged the 1,000 shares of Series C Preferred Stock for 1,000,000 shares of Company common stock.

The 10 shares of Series D Preferred Stock, which were issued to Richard DeCicco and Roseann Faltings (5 shares each) on December 13, 2016 pursuant to the Securities Purchase Agreement (See Note 5) for the Company’s 51% investment in Bellissima, entitled the holders to convert each share of Series D Preferred Stock to the equivalent of 5.1% of the common stock issued and outstanding at the time of conversion. Effective March 27, 2019, pursuant to a Preferred Stock Exchange Agreement, Mr. DeCicco and Ms. Faltings exchanged the 10 shares of Series D Preferred Stock for 1,000,000 shares of Company common stock (500,000 shares each).

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

As a condition to the closing of the first tranche, the Company entered into Securities Exchange Agreements with holders of convertible notes totaling $519,499 who exchanged their convertible notes for an aggregate of 2,077,994 shares of our Series E Preferred stock plus warrants to acquire 831,198 shares of our common stock. Also, holders of convertible notes totaling $76,569 exchanged their notes for an aggregate of 122,510 shares of our common stock and holders of convertible notes totaling $90,296 were paid off with cash.

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

Years ended December 31, 2019 and 2018

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

On February 12, 2019 and March 18, 2019, the Company received two payments of $71,880 and $25,000 respectively (totaling $96,880) in exchange for 287,520 and 100,000 shares of Series E Preferred Stock (totaling 387,520 shares) respectively at $0.25 per share. These payments represent advance payments in connection with the third tranche of the Securities Purchase Agreement dated September 27, 2018. Closing of the third tranche of $387,500 is expected to occur when certain closing conditions are satisfied.

On April 25, 2019 and September 4, 2019, the Company received payments of $71,875 and $96,875 respectively (totaling $168,750) in exchange for 287,500 and 387,500 shares of Series E Preferred Stock (totaling 675,000 shares) respectively at $0.25 per share. These payments represent advance payments in connection with the third tranche of the Securities Purchase Agreement dated September 27, 2018. Closing of the third tranche of $387,500 is expected to occur when certain closing conditions are satisfied.

On April 23, 2019, a holder converted 673,398 shares of Series E Preferred Stock into 269,359 shares of Iconic common stock.

On May 17, 2019, a holder converted 800,000 shares of Series E Preferred Stock into 320,000 shares of Iconic common stock.

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

We also entered into separate Registration Rights Agreements with the Investors, pursuant to which the Company agreed to undertake to file a registration statement to register the resale of the shares underlying the Series F Convertible Preferred Stock and Warrants within thirty (30) days following the closing date (the “Filing Date”), to cause such registration statement to be declared effective within 60 days following the earlier of (i) the date that the registration statement is filed with the Securities and Exchange Commission (the “SEC”) and (ii) the Filing Date, and to maintain the effectiveness of the registration statement until all of such shares of Common Stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions. We filed the Form S-1 registration statement on September 9, 2019 which was declared effective by the SEC on September 18, 2019. If we fail to maintain the effectiveness of the registration statement for the required time period, the Company is obligated to pay the Investors liquidated damages in the amount of 1% of their subscription amount, per month, until such event is satisfied.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

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

From September 19, 2019 to September 27, 2019, three holders converted a total of 14.20 shares of Series E Preferred Stock into a total of 227,200 shares of Iconic common stock.

On October 25, 2019 and December 28, 2019, two holders converted a total of 651,892 shares of Series E Preferred Stock into a total of 260,757 shares of Iconic common stock.

From October 2, 2019 to December 31, 2019, six holders converted a total of 508.50 shares of Series F Preferred Stock into a total of 813,600 shares of Iconic common stock.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

From September 2017 to November 2017, pursuant to a Securities Purchase Agreement dated October 27, 2017 (the “SPA”), the Company issued a total of 480,000 shares of its common stock and 480,000 warrants to four investors for a total of $300,000 cash. The Warrants, which were exercised May 8, 2019 pursuant to Warrant Exercise Agreements, were exercisable into ICNB common stock at a price of $2.50 per share, were to expire five years from date of issuance, and contained “down round” price protection (see Note 11).

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

Years ended December 31, 2019 and 2018

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

On May 9, 2019, Iconic closed on a Share Exchange Agreement (the “Agreement”) with Green Grow Farms, Inc. (“Green Grow”) and NY Farms Group Inc. (“NY Farms”). Pursuant to the Agreement, Iconic acquired a 51% equity interest in Green Grow in exchange for (i) note payable of $200,000 and (ii) 2,000,000 shares of Company common stock. Effective December 31, 2019, Iconic sold its 51% equity interest in Green Grow (see Note 3).

On May 17, 2019, a stockholder converted 800,000 shares of Series E Preferred Stock into 320,000 shares of Iconic common stock.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

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

From September 19, 2019 to September 27, 2019, three holders converted a total of 14.2 shares of Series F Preferred Stock into a total of 227,200 shares of Iconic common stock.

On October 25, 2019 and December 26, 2019, two holders converted a total of 651,892 shares of Series E Preferred Stock into a total of 260,757 shares of Iconic common stock.

From October 2, 2019 to December 31, 2019, six holders converted a total of 508.50 shares of Series F Preferred Stock into a total of 813,600 shares of Iconic common stock.

Warrants

A summary of warrants activity for the period January 1, 2018 to December 31, 2019 follows:

Common shares Equivalent

Balance, January 1, 2018	534,000
Issued in year ended December 31, 2018	2,361,198

Balance, December 31, 2018	2,895,198
Issued in the three months ended March 31, 2019	620,000

Balance, March 31, 2019	3,515,198

Exercise of warrants in connection with Warrant
Exercise Agreements dated May 8, 2019	(960,000)

Issuance of New Warrants in connection with
Warrant Exercise Agreements dated May 8, 2019	1,920,000

Balance, June 30, 2019	4,475,198
Issued in the three months ended September 30, 2019	5,000,000

Balance, September 30, 2019 and December 31, 2019	9,475,198

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

Issued and outstanding warrants at December 31, 2019 consist of:

Year Granted	Number Common Shares Equivalent	Exercise Price Per Share		Expiration Date
2017	54,000	$2.50		June 22, 2022 to June 30, 2022
2018	400,000	$0.625		March 28, 2021
2018	30,000	$2.50		May 21, 2023
2018	831,198	$1.25		September 20, 2023
2018	620,000	$1.25	*	September 20, 2023
2019	620,000	$1.25	*	February 7, 2024
2019	1,920,000	$2.25	*	May 8, 2024
2019	5,000,000	$0.625		August 2, 2024

Total	9,475,198

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

Effective October 4, 2018, the remaining debt (see Note 9) and accrued interest thereon was satisfied through (1) the issuance of a total of 2,077,994 shares of our Series E convertible preferred stock (which are convertible into a total of 831,198 shares of common stock) plus warrants to acquire 831,198 shares of our common stock (for $519,499 debt and accrued interest), (2) the issuance of a total of 122,510 shares of our common stock (for $76,569 debt and accrued interest), and (3) cash (for $90,296 debt and accrued interest).

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

On May 8, 2019, Iconic executed Warrant Exercise Agreements with four holders of Company warrants. The holders exercised a total of 960,000 warrants (which were acquired from September 2017 to November 2017 and on May 21, 2018) at an agreed price of $0.32 per share and paid the Company a total of $307,200. Pursuant to the Warrant Exercise Agreements, the holders were issued a total of 1,920,000 New Warrants which are exercisable into Company common stock at a price of $2.25 per share for a period of five years and contain “down round” price protection.

As discussed in Preferred Stock above, the Company issued a total of 5,000,000 warrants to investors as part of the offering of 3,125 shares of Series F Preferred Stock which concluded on August 2, 2019. Each warrant is exercisable into one share of common stock at an exercise price of $0.625 per share for a period of five years from the date of issuance and contains “down round” price protection.

13. INCOME TAXES

No income taxes were recorded in the periods presented since the Company had taxable losses in these periods.

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% for the periods presented to income (loss) from continuing operations before income taxes. The sources of the difference are as follows:

	Year ended December 31,
	2019	2018
Expected tax at 21%	$(699,572)	$(1,018,630)

Nondeductible stock-based compensation	162,897	-
Nondeductible expense (nontaxable income) from derivative liability	-	232,463
Nondeductible amortization of debt discounts	-	22,648
Nondeductible loss on conversion of debt	-	282,221
Increase (decrease) in valuation allowance	536,675	481,298

Income tax provision	$-	$-

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2019	December 31, 2018
Net operating loss carryforward	4,295,083	3,758,408

Less valuation allowance	(4,295,083)	(3,758,408)

Deferred income tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of December 31, 2019 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at December 31, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

All tax years remain subject to examination by major taxing jurisdictions.

14. COMMITMENTS AND CONTINGENCIES

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

Years ended December 31, 2019 and 2018

b. Royalty Obligations of BiVi and Bellissima

Pursuant to the License Agreement with the Bivi Licensor (see Note 14a. above), BiVi is obligated to pay the BiVi Licensor a Royalty Fee equal to 5% of monthly gross sales of BiVi Brand products payable monthly subject to an annual Minimum Royalty Fee of $100,000 in year 1, $150,000 in year 2, $165,000 in year 3, $181,500 in year 4, $199,650 in year 5, and $219,615 in year 6 and each subsequent year.

Pursuant to the License Agreement and Amendment No. 1 to the License Agreement effective September 30, 2017 with the Bellissima Licensor (see Note 14a. above), Bellissima is obligated to pay the Bellissima Licensor a Royalty Fee equal to 10% of monthly gross sales (12.5% for sales in excess of defined Case Break Points) of Bellissima Brand products payable monthly. The Bellissima Licensor has the right to terminate the endorsement if Bellissima fails to sell 10,000 cases of Bellissima Brand products in year 1, 15,000 cases in year 2, or 20,000 cases in year 3 and each subsequent year.

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

For the years ended December 31, 2019 and 2018, royalties expense under this Agreement was $137,267 and $65,000, respectively.

d. Marketing and Order Processing Services Agreement

During October 2019, United Spirits, Inc. (“United”) executed a Marketing and Order Processing Services Agreement (the “Agreement”) with QVC, Inc. (“QVC”). Among other things, the Agreement provides for United’s grant to QVC of an exclusive worldwide right to promote the Bellissima products through direct response television programs.

The Initial License Period commenced October 2019 and expires December 2021 (i.e., two years after first airing of a Bellissima product). Unless either party notifies the other party in writing at least 30 days prior to the end of the Initial License Period or any Renewal License Period of its intent to terminate the Agreement, the License continually renews for additional two-year periods (each, a “Renewal License Period” in perpetuity).

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

The Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the year ended December 31, 2019, the Marketing Fees expense (payable to QVC) was $82,983 and the direct response sales generated from QVC programs was $366,959.

e. Distribution Agreement

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

Effective April 1, 2019, Iconic and United agreed to have United distribute and wholesale Hooters brand products under the same terms contained in the Distribution Agreement with BiVi described in the second preceding paragraph.

f. Compensation Arrangements

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements have a term of 24 months (to June 30, 2020). The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of Iconic common stock issuable upon the effective date of the planned reverse stock split. For the year ended December 31, 2018, we accrued a total of $311,250 officers compensation pursuant to these two Employment Agreements. In 2018, the accrued compensation was allocated 50% to Iconic ($155,625), 40% to Bellissima ($124,500), and 10% to BiVi ($31,125). For the year ended December 31, 2019, we accrued a total of $415,000 officers compensation pursuant to these two Employment Agreements which was allocated 50% to Iconic ($207,500), 40% to Bellissima ($166,000), and 10% to BiVi ($41,500).

Prior to April 1, 2018, the Company used the services of its chief executive officer Richard DeCicco and its assistant secretary Roseann Faltings under informal compensation arrangements (without any employment agreements).

As of December 31, 2019 and December 31, 2018, accrued officers compensation was $813,050 and $811,250, respectively.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

g. Lease Agreements

On March 27, 2018, United Spirits, Inc. executed a lease extension for the Company’s office and warehouse space in North Amityville New York. The extension has a term of three years from February 1, 2018 to January 31, 2021 and provides for monthly rent of $4,478.

On January 1, 2019, United Spirits, Inc. executed a lease agreement with the two officers of the Company to use part of their residence in Copiague, New York for Company office space. The agreement has a term of three years from January 1, 2019 to December 31, 2021 and provides for monthly rent of $3,930.

At December 31, 2019, the future minimum lease payments under these two non-cancellable operating leases were:

Year ended December 31, 2020	$100,900
Year ended December 31, 2021	51,643

Total	$152,543

The operating lease liabilities totaling $140,129 at December 31, 2019 as presented in the Consolidated Balance Sheets represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of $152,543 at December 31, 2019.

h. Concentration of sales

For the years ended December 31, 2019 and 2018, sales consisted of:

	2019	2018
Bellissima product line:

QVC direct response sales	$366,959	$-
Other	681,457	555,102
Total Bellissima	1,048,416	555,102
BiVi product line	3,700	11,034
Hooters product line	158,126	-

Total	$1,210,242	$566,136

For the year ended December 31, 2019, our largest two customers accounted for sales of $119,640 and $105,608, respectively.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

i. Coronavirus

In December 2019, a novel strain of coronavirus was reported to have surfaced in China. The spread of this virus began to cause some business disruption in our United States operations in March 2020. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Therefore, the Company expects this matter to negatively impact its operating results. However, the related financial impact and duration cannot be reasonably estimated at this time.

15. SUBSEQUENT EVENTS

On January 12, 2020, the Company entered into securities purchase agreements with certain accredited investors for the sale of a total of 1,500 shares of Series G Convertible Preferred Stock and warrants o purchase 1,200,000 shares of our common stock for gross proceeds of $1,500,000 (which was collected January 13, 2012, January 14, 2020, and February 16, 2020). Each share of Series G Convertible Preferred Stock (designated on January 13, 2020) has a stated value of $1,000, is convertible into shares of common stock at a price of $1.25 per share (subject to adjustment under certain circumstances), has no voting rights, is entitled to dividends on an as-converted-to common stock basis, is entitled to a distribution preference of $1,000 upon liquidation, and is not redeemable. Each warrant is exercisable into one share of common stock at an exercise price of $1.25 per share (subject to adjustment under certain circumstances) for a period of five years from the date of issuance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Principal Executive Officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness:

•	As of December 31, 2015, we did not maintain effective controls over the control environment. Because we are a small start-up company with only two full time employees, we lack the ability to have adequate segregation of duties and adequate oversight of the financial statement preparation process. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Independent Registered Accountant’s Internal Control Attestation

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting through the date of this report or during the twelve months ended December 31, 2019, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers, and the positions with the Company held by each person. Our directors serve a one-year term until their successors are elected and qualified, or until such director’s earlier death, resignation or removal. Our executive officers are elected annually by our board of directors and serve a one year term until their successors are elected and qualified, or until such officer’s earlier death, resignation or removal

Name	Age	Position(s)

Richard DeCicco	62	Chief Executive Officer, Chief Financial Officer, President and Director

Roseann Faltings	62	Vice President and Director

Richard DeCicco, has served as our Chief Executive Officer, President and member our board since 2007. In addition, since May 2019, he has served as our Chief Financial Officer. With over 34 years of experience in the global liquor industry, Mr. DeCicco has been a senior executive and a leader in the wine and spirits industry. Previously, Mr. DeCicco served as President of Harbrew Imports Ltd. since its inception in 1999. Prior to his appointment at Harbrew Imports Ltd, from 1990 to 1997, Mr. DeCicco was the Chief Executive Officer and President of Harbor Industries, a production facility. In addition to having been the national provider for The Paddington Corporation brands from 1990 to 1997, Mr. DeCicco pioneered what is now known within the field as Value Added Packaging. We believe Mr. DeCicco is qualified to serve as a member of our board because of his experience in and relationships within the industry.

Roseann Faltings has served as a member of our board of directors since May 2015 and as Vice President since April 2018. Ms. Faltings is an international liquor industry veteran of more than 12 years with experience in brand development, marketing, sales and distribution across the beer, wine and spirits categories. Throughout her executive career, Ms. Faltings has worked on United Spirits’ current brand portfolio, as well as Danny DeVito’s Premium Limoncello, Yanjing Beer (the national beer of China), Johnny Bench 5 Scotch Whisky and other private label products. Ms. Faltings was previously an employee of the Company, beginning in 2003. In 2005, she was appointed VP of Sales and Marketing for Iconic Brands, Inc. and she continued to serve in that role until she resigned pursuant to the terms of the merger with MMBA in September of 2014. We believe Ms. Faltings is qualified to serve as a member of our board because of her marketing and executive management expertise within our industry and her strong relationships within the U.S. distribution and wholesale supply chain.

Family Relationships

Richard DeCicco and Roseann Faltings are married.

Arrangements between Officers and Directors

Except as set forth herein, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Committees of Our Board of Directors

Our board of directors does not maintain a separate audit, nominating and corporate governance or compensation committee. Functions customarily performed by such committees are performed by our board of directors as a whole. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2019, we believe that, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2019.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended December 31, 2019 and 2018 to our principal executive officer and one additional officer (collectively, the “named executive officers”):

•	Richard DeCicco, Chief Executive Officer, Chief Financial Officer and President.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Richard DeCicco,	2019	$265,000	-	-	-	-	-	-	$265,000
Chief Executive Officer, Chief Financial Officer and President (1)	2018	$265,000	-	-	-	-	-	-	$265,000

Roseann Faltings	2019	$150,000	-	-	-	-	-	-	$150,000
Vice President (2)	2018	$150,000	-	-	-	-	-	-	$150,000

Outstanding Equity Awards at December 31, 2019

We do not currently have a stock option or grant plan.

Non-Employee Director Compensation

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

Roseann Faltings

Effective July 1, 2018, we entered into an Employment Agreement with Ms. Faltings. Pursuant to her Employment Agreement, Ms. Faltings will receive a base salary of $150,000 per year. In exchange for services previously performed, Ms. Faltings was also granted a stock award under the Employment Agreement equal to 100,000 shares of our common stock. Her stock award includes registration rights to be included in the next registration statement after issuance. We will provide Ms. Faltings with a car and cover its expenses. Ms. Faltings will also be entitled to participate in our employee benefit plans and receive equity incentive awards as determined by the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 13, 2020, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of April 13, 2020, we had 16,165,681 shares of common stock issued and outstanding, 1 share of Series A Preferred Stock outstanding, 356,176 shares of Series E Convertible Preferred Stock (convertible into an aggregate of 890,440 shares of common stock), 3,005 of Series F Preferred Stock (convertible into an aggregate of 4,809,200 shares of common stock) and of Series G Preferred Stock 1,500 shares (convertible into an aggregate of 1,200,000 shares of common stock) outstanding. The shares of Series F Preferred Stock and Series G Preferred Stock do not have any voting rights.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock that are currently exercisable or convertible within 60 days of April 13, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Amount and Nature of Beneficial Ownership
Name and Address (1)	Common Stock Ownership		Percentage of Common Stock Ownership	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock	Series E Preferred Stock Ownership	Percentage of Series E Preferred Stock	Percentage of Total Voting Power(2)
Officers and Directors:
Richard DeCicco	1,746,393	(3)	14.1%	1	100%	-	-	67.7%
Roseann Faltings	500,201	(4)	4.0%	-	0%	-	-	*

All Officers and Directors as a Group (4 Persons)	2,246,594		18.1%	1	100%	-	-	68.0%

5% Stockholders:
NY Farrms Group, Inc.	2,000,000		12.4%	-	-	-	-	1.2%

(1) Unless otherwise indicated, the address of the stockholder is c/o Iconic Brands, Inc., 44 Seabro Avenue, Amityville, NY 11701.

(2) Holders of our common stock are entitled to one vote per share, holders of our Series A Convertible Preferred Stock are entitled to two votes for every outstanding share of common stock outstanding or issuable upon exercise of options and conversion of convertible securities (giving the holder 50% of all votes eligible to be cast on matters voted on by the common shareholders), and holders of our Series E Preferred Stock are entitled to 100 votes per share. Accordingly, as of April 13, 2020, holders of our common stock are entitled to 16,165,681 votes, holders of our Series A Preferred Stock are entitled to 115,584,962 votes and holders of our Series E Preferred Stock are entitled to 35,617,600 votes.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2019 and December 31, 2018 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

United Spirits

United Spirits is owned and managed by Richard DeCicco, our Chief Executive Officer, Chief Financial Officer, President and member of our board of directors.

Exchange of Shares

On March 27, 2019, the Company issued 1,000,000 shares of its common stock to Richard DeCicco, our Chief Executive Officer, Chief Financial Officer, President and a member of our board of directors, in exchange for the surrender of the 1,000 shares of Series C Preferred Stock owned by Mr. DeCicco.

On March 27, 2019, the Company issued a total of 1,000,000 shares of its common stock (500,000 shares to Richard DeCicco, our Chief Executive Officer, Chief Financial Officer, President and a member of our board of directors, and500,000 shares to Roseann Faltings, our Vice President of Sales and a member of our board of directors, in exchange for the surrender of the 5 shares each of Series D Preferred Stock owned by Mr. DeCicco and Ms. Faltings.

Distribution Agreements

On May 1, 2016, Bellissima entered into a Distribution Agreement with United, a company owned and managed by Richard DeCicco, the controlling shareholder, President, Chief Executive Officer, Chief Financial Officer and Director of the Company, for United to distribute and wholesale Bellissima’s product and to act as the licensed importer and wholesaler. The Distribution Agreement provides United the exclusive right for a term of ten years to sell Bellissima’s product for an agreed distribution fee equal to $1.00 per case of product sold. During the year ended December 31, 2019 and 2018, Bellissima paid United Spirits $11,496 and $10,102, respectively.

On May 1, 2015, BiVi entered into the Distribution Agreement with United Spirits for United Spirits to distribute and wholesale BiVi’s products and to act as the licensed importer and wholesaler. Pursuant to the Distribution Agreement, United Spirits has the exclusive right to sell our products until 2025 for a distribution fee of $1.00 per case of product sold. During the years ended December 31, 2019 and 2018, BiVi paid United Spirits $50 and $142, respectively, pursuant to the Distribution Agreement.

We market and sell our private label Hooters products pursuant to a Marketing and Distribution Agreement entered into between us and United, a company owned and managed by Richard DeCicco, the controlling shareholder, President, Chief Executive Officer, Chief Financial Officer and Director of the Company, effective as of April 1, 2019 (the “United Agreement”). Under the United Agreement, we have been granted the exclusive right to market and distribute the Hooters Spirits products line to (a) “Hooters” branded restaurants; (b) liquor distributors; and (c) off-premise, retail establishments (with all sales being made through distributors licensed to conduct business in the state of such sale) in the United States, Europe and Asia for a period of five years (which may be extended by up to an additional five years by us upon written notice to United, so long as we are not in breach of the agreement). The agreement provides for United to receive a fee of $1.00 per case of product sold to any wholesaler for retailer distribution. During the year ended December 31, 2019 and 2018, we paid United Spirits $1,872 pursuant to the United Agreement.

Lease Agreement

We lease our office and warehouse space in North Amityville, New York from United Spirits. On March 27, 2018, we entered into a lease extension with United Spirits pursuant to which we extended the term of our lease to January 31, 2021 for $4,478 per month. During the years ended December 31, 2019 and 2018, the Company paid United Spirits $53,736 and $53,736, respectively, for this lease.

We  have also entered into a lease agreement with the two officers of the Company to use part of their residence in Copiague, New York for Company office space. The agreement has a term of three years from January 1, 2019 to December 31, 2021 and provides monthly rent of $3,930. During the year ended December 31, 2019, the Company paid the officers an aggregate of $47,160 for this lease.

Director Independence

Our board of directors has determined that none of our directors are currently “independent” as that term is defined under NASDAQ Listing Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BMKR, LLP was our independent registered public accounting firm for the years ended December 31, 2019 and 2018 and has served as our independent registered public accounting firm since our inception.

The following table presents fees for professional services rendered by BMKR, LLP for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018
Audit Fees (1)	$40,000	$27,500
Audit Related Fees	-	—
Tax Fees	-	—
All Other Fees	-	—
Total	$40,000	$27,500

_______

(1)	Audit fees were principally for audit and review services.

Of the fees described above for the year ended December 31, 2019, all were approved by our board of directors

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2019 and 2018

Statements of Operations for the years ended December 31, 2019 and 2018

Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018

Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Financial Statements for the years ended December 31, 2019 and 2018

The consolidated financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits

Exhibit No.	Description of Exhibits

2.1	Share Exchange Agreement by and among Iconic Brands, Inc., New York Farms Group Inc. and Green Grow Farms, Inc. (Incorporated by reference to our Current Report on Form 8-K filed on May 14, 2019)

2.2	Stock Purchase Agreement by and among Iconic Brands, Inc., Green Grow Farms, Inc. and Canbiola, Inc. (Incorporated by reference to our Current Report on Form 8-K filed on December 6, 2019)

3.1	Articles of Incorporation of Iconic Brands, Inc. (Incorporated by reference to our Form SB-2 filed on November 30, 2007)

3.2	Certificate of Amendment of the Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on March 4, 2019)

3.3	Certificate of Correction to the Amendment of the Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on March 4, 2019)

3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

3.6	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

3.7	Certificate of Designation of Series D Preferred Stock (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

3.8	Certificate of Designation of Series E Preferred Stock (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

3.9	Certificate of Designation of Series F Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

3.10	Certificate of Designation of Series G Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

3.11	Bylaws of Iconic Brands, Inc., as amended (Incorporated by reference to our Form SB-2 filed on November 30, 2007)

4.1*	Description of registrant’s securities

10.1*	License Agreement between BiVi LLC and Neighborhood Licensing, LLC, dated May 26, 2015

10.2	Distribution Agreement by and between BiVi LLC and United Spirits, Inc., dated May 1, 2015 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.3	Securities Exchange Agreement by and between the Company and BiVi LLC, dated May 15, 2015 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.4*	License Agreement by and among Bellissima LLC and Christie Brinkley, Inc., dated November 12, 2015

10.5

Distribution Agreement by and between Bellissima Spirits LLC and United Spirits, Inc., dated May 1, 2016 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.6*	Amendment No. 1 License Agreement by and among Bellissima LLC and Christie Brinkley, Inc., effective as of June 30, 2017

10.7

Securities Purchase Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd. and Gregory M. Castaldo, dated November 1, 2017 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.8

Registration Rights Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd. and Gregory M. Castaldo, dated November 1, 2017 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.9

Share Exchange Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Gregory M. Castaldo, dated May 21, 2018 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.10

Amendment No. 1 to Securities Purchase Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Gregory M. Castaldo, dated May 21, 2018 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.11

Amendment No. 1 to Registration Rights Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Gregory M. Castaldo, dated May 21, 2018 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.12

Amendment No. 1 to Securities Exchange Agreement by and between the Company and BiVi LLC, dated October 26, 2018 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.13

Extension of Lease Agreement by and between the Company and United Spirits, Inc., dated March 27, 2018 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed on September 19, 2018)

10.14+

Employment Agreement by and between the Company and Richard DeCicco, dated April 1, 2018 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed on October 29, 2018)

10.15+

Employment Agreement by and between the Company and Roseann Faltings, dated April 1, 2018 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed on October 29, 2018)

10.16*	Brand Licensing Agreement by and between United Spirits, Inc. and HI Limited Partnership dated as of July 23, 2018

10.17	Marketing and Distribution Agreement by and between the Company and United Spirits, Inc. dated April 1, 2019 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2019)

10.18	Form of Securities Purchase Agreement dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.19	Form of Warrant dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.20	Form of Registration Rights Agreement dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.21	Form of Lock-Up Agreement dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.22	Form of Warrant Exercise Agreement, dated as of May 2, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on May 9, 2019)

10.23	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K filed on May 9, 2019)

10.24	Form of Securities Purchase Agreement dated July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.25	Form of Warrant dated July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.26	Form of Registration Rights Agreement July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.27	Form of Lock-Up Agreement July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.28	Form of Exchange Agreement July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.29	Form of Securities Purchase Agreement dated January 12, 2020 (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.30	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.31	Form of Registration Rights Agreement dated January 12, 2020 (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.32	Form of Lock-Up Agreement dated January 12, 2020 (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

21.1*	Subsidiaries of registrant

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

_______

* Filed herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconic Brands, Inc.

Dated: April 14, 2020	By:	/s/ Richard J. DeCicco
Richard J. DeCicco
	Its:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. DeCicco	Chief Executive Officer, Chief Financial Officer, President and Director	April 14, 2020
Richard J. DeCicco	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Roseann Faltings	Vice President and Director	April 14, 2020
Roseann Faltings

