Form 10-K/A
period 2019-12-31
Iconic Brands, Inc.
filed 2020-04-17
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 of Iconic Brands, Inc. filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2020 (the “Original Filing”). In this Amendment No. 1, unless the context indicates otherwise, the designations “Iconic,” the “Company,” “we,” “us” or “our” refer to Iconic Brands, Inc. and its subsidiaries.

This Amendment No. 1 is being filed to include the consolidated financial statements of Iconic Brands, Inc. in XBRL format. There are no changes to our consolidated financial statements as set forth in the Original Filing.

Except as described above, no other amendments are being made to the Original Filing. This Amendment No. 1 also includes the currently dated signature page and certifications from the Company’s principal executive officer and principal financial officer. This Amendment No. 1 does not reflect events occurring after the April 15, 2020 Original Filing or modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendment discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.

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

Iconic Brands, Inc.

Dated: April 17, 2020	By:	/s/ Richard J. DeCicco
Richard J. DeCicco
	Its:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. DeCicco	Chief Executive Officer, Chief Financial Officer, President and Director	April 17, 2020
Richard J. DeCicco	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Roseann Faltings	Vice President and Director	April 17, 2020
Roseann Faltings

