Form 10-Q
period 2020-03-31
Iconic Brands, Inc.
filed 2020-05-15
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 15, 2020, the registrant had 16,440,681 shares of common stock, $0.001 par value per share, issued and outstanding.

ICONIC BRANDS, INC.

- 2 -

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

- 3 -

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2020 and 2019

Iconic Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$916,686	$263,638
Accounts receivable (less allowance for doubtful accounts of $26,513 and $26,513, respectively)	247,965	573,747
Inventories	638,144	573,800
Prepaid expenses	126,005	-

Total current assets	1,928,800	1,411,185

Right-of-use assets, less accumulated amortization of $148,317 and $125,921, respectively	114,440	136,836
Leasehold improvements, furniture, and equipment (less accumulated depreciation and amortization of $4,615 and $0, respectively)	24,093	20,000
Investment in and receivable from Can B Corp	1,000,000	1,000,000

Total assets	$3,067,333	$2,568,021

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of operating lease liabilities	$84,286	$90,982
Accounts payable and accrued expenses	1,698,492	1,852,563
Loans payable to officer and affiliated entity-noninterest bearing and due on demand	29,744	45,131
Note payable	15,000	40,000

Total current liabilities	1,827,522	2,028,676

Non-current portion of operating lease liabilities	33,943	49,147
Total liabilities	1,861,465	2,077,823
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $.001 par value; authorized 100,000,000 shares:
Series A, 1 and 1 share issued and outstanding, respectively	1	1
Series E, 2,115,244 and 2,790,244 shares issued and outstanding, respectively	2,115	2,790
Series F ($1,000 per share stated value), 2965.75 and 3155.75 shares issued and outstanding, respectively	2,965,750	3,155,750
Series G ($1,000 per share stated value), 1475 and 0 shares issued and outstanding, respectively	1,475,000	-

Common stock, $.001 par value; authorized 200,000,000 shares, 15,985,681 and 14,576,681 shares issued and outstanding respectively	15,986	14,577

Additional paid-in capital	21,624,713	21,282,679

Accumulated deficit	(23,763,668)	(22,925,748)

Total Iconic Brands, Inc. stockholders’ equity	2,319,897	1,530,049

Noncontrolling interests in subsidiaries and variable interest entity	(1,114,029)	(1,039,851)

Total stockholders' equity	1,205,868	490,198

Total liabilities and stockholders' equity	$3,067,333	$2,568,021

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Sales	$405,886	$121,913
Cost of Sales	252,426	81,435
Gross profit	153,460	40,478

Operating expenses:
Officers compensation	103,750	185,750
Professional and consulting fees	186,789	448,519
Royalties	15,964	75,188
Marketing and advertising	128,645	46,467
Occupancy costs	22,251	27,623
Travel and entertainment	19,469	64,269
Investor relations	361,689	84,003
Other	227,001	91,023

Total operating expenses	1,065,558	1,022,842

Operating loss	(912,098)	(982,364)

Net loss attributable to noncontrolling interests in subsidiaries and variable interest entity	74,178	309,697

Net loss attributable to Iconic Brands, Inc.	$(837,920)	$(672,667)

Net loss per common share – basic and diluted:	$(0.05)	$(0.11)

Weighted average common shares outstanding and to be issued to Escrow Agent:
Basic and diluted	15,416,710	6,159,404

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series A Preferred Stock, $.001 par		Series C Preferred Stock, $.001 par		Series D Preferred Stock, $.001 par		Series E Preferred Stock, $.001 par		Series F Preferred Stock, $1,000 stated value per share		Series G Preferred Stock, $1,000 stated value per share		Common Stock, $.001 par		Common Stock to be issued to Escrow Agent, $0.001 par		Additional Paid-in	Noncontrolling Interests in Sub- sidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total

Three Months Ended March 31, 2020
Balance at January 1, 2020	1	$1	-	$-	-	$-	2,790,224	$2,790	3,156	$3,155,750	-	$-	14,576,681	$14,577	-	-	$21,282,679	$(1,039,851)	$(22,925,748)	$490,198
Sale of Series G Preferred Stock and warrants	-	-	-	-	-	-	-	-	-	-	1,475	1,475,000	-	-	-	-	-	-	-	1,475,000
Placement agent fees and stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	375,000	375	-	-	(150,375)	-	-	(150,000)
Issuance of common stock in exchange for Series E Preferred Stock	-	-	-	-	-	-	(675,000)	(675)	-	-	-	-	270,000	270	-	-	405	-	-	-
Issuance of common stock in exchange for Series F Preferred Stock	-	-	-	-	-	-	-	-	(190)	(190,000)	-	-	304,000	304	-	-	189,696	-	-	-
Issuance of common stock in exchange for services rendered and to be rendered	-	-	-	-	-	-	-	-	-	-	-	-	460,000	460	-	-	302,308	-	-	302,768
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(74,178)	(837,920)	(912,098)

Balance at March 31, 2020	1	$1	-	-	-	-	2,115,224	$2,115	2,966	$2,965,750	1,475	$1,475,000	15,985,681	$15,986	-	-	$21,624,713	(1,114,029)	$(23,763,668)	$1,205,868

Three Months Ended March 31, 2019

Balance, January 1, 2019 (as previously reported)	1	$1	1,000	$1	10	$-	6,602,994	$6,603	-	$-	-	$-	5,440,312	$5,440	534,203	$534	$18,798,438	$(615,300)	$(21,233,083)	$(3,037,366)

Cumulative effect adjustment relating to reduction of derivative liability on warrants, pursuant to ASU 2017-11	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,261,039	2,261,039

Balance, January 1, 2019 (as adjusted)	1	1	1,000	1	10	-	6,602,994	6,603	-	-	-	-	5,440,312	5,440	534,203	534	18,798,438	(615,300)	(18,972,044)	(776,327)

Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-	-	-	-	-	534,203	534	(534,203)	(534)	-	-	-	-
Sale of Series E Preferred Stock and warrants in connection with Securities Purchase Agreement dated September 27, 2018	-	-	-	-	-	-	1,362,520	1,363	-	-	-	-	-	-	-	-	339,267	-	-	340,630
Issuance of common stock in connection with Settlement and Release Agreement dated February 7, 2019	-	-	-	-	-	-	-	-	-	-	-	-	120,000	120	-	-	91,080	-	-	91,200
Issuance of common stock in connection with Business Development Agreement dated March 15, 2019	-	-	-	-	-	-	-	-	-	-	-	-	150,000	150	-	-	199,350	-	-	199,500
Issuance of common stock in exchange for the surrender of Series C Preferred Stock on March 27, 2019	-	-	(1,000)	(1)	-	-	-	-	-	-	-	-	1,000,000	1,000	-	-	(999)	-	-	-
Issuance of common stock in exchange for the surrender of Series D Preferred Stock on March 27, 2019	-	-	-	-	(10)	-	-	-	-	-	-	-	1,000,000	1,000	-	-	(1,000)	-	-	-
Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1)	-	258	257
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(309,697)	(672,667)	(982,364)

Balance, March 31, 2019	1	$1	-	$-	-	$-	7,965,514	$7,966	-	$-	-	$-	8,244,515	$8,244	-	$-	$19,426,135	$(924,997)	$(19,644,453)	$(1,127,104)

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net loss attributable to Iconic Brands, Inc.	$(837,920)	$(672,667)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss attributable to noncontrolling interests in subsidiaries and variable interest entity	(74,178)	(309,697
Issuance of note payable to consultant	-	50,000
Stock-based compensation	243,081	290,700
Depreciation and amortization	4,615	-
Changes in operating assets and liabilities:
Accounts receivable	325,782	9,566
Inventories	(64,344)	41,768
Prepaid expenses	(66,318)	-
Accounts payable and accrued expenses	(153,575)	220,754

Net cash used in operating activities	(622,857)	(369,576)

Investing Activities:
Leasehold improvements	-	-
Furniture and equipment	(8,708)	-

Net cash used in investing activities	(8,708)	-

Financing Activities:
Proceeds from sale of Series G Preferred Stock and warrants (net of placement agent fees of $150,000)	1,325,000	-
Proceeds from sale of Series E Preferred Stock and warrants	-	340,630
Repayment of note payable	(25,000)	-
Loans payable to officer and affiliated entity	(15,387)	-

Net cash provided by financing activities	1,284,613	340,630

Increase (decrease) in cash and cash equivalents	653,048	(28,946)

Cash and cash equivalents, beginning of period	263,638	191,463

Cash and cash equivalents, end of period	$916,686	$162,517

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for the surrender of Series C Preferred Stock and Series D Preferred Stock	$-	$2,000

Issuance of common stock in exchange for Series E Preferred Stock	$270	$-

Issuance of common stock in exchange for Series F Preferred Stock	$304	$-

Issuance of common stock to Escrow Agent in connection with Settlement Agreement and Amended Settlement Agreement	$-	$534

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

1. ORGANIZATION AND NATURE OF BUSINESS

Iconic Brands, Inc., formerly Paw Spa, Inc. (“Iconic Brands” or “Iconic”), was incorporated in the State of Nevada on October 21, 2005. Effective December 31, 2016, Iconic closed on a May 15, 2015 agreement to acquire a 51% interest in BiVi LLC (“BiVi”), the brand owner of “BiVi 100 percent Sicilian Vodka,” and closed on a December 13, 2016 agreement to acquire a 51% interest in Bellissima Spirits LLC (“Bellissima”), the brand owner of Bellissima sparkling wines. These transactions involved entities under common control of the Company’s chief executive officer and represented a change in reporting entity. The financial statements of the Company have been retrospectively adjusted to reflect the operations of BiVi and Bellissima from their inception.

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

(b) Interim Financial Statements

The interim financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2019 as included in our report on Form 10-K.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

(c) Use of Estimates

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

(d) Fair Value of Financial Instruments

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

(f) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $26,513 and $26,513, respectively.

(g) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventory at March 31, 2020 and December 31, 2019 consists of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers, and cases of alcoholic beverages and packaging materials relating to our Hooters line of products introduced in August 2019.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

(h) Marketable Equity Securities

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

(k) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the three months ended March 31, 2020 and 2019, stock-based compensation was $243,081 and $290,700, respectively.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

(m) Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding and to be issued to Escrow Agent (see Note 11) during the periods presented.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and to be issued to Escrow Agent (see Note 11) and dilutive securities (such as stock options, warrants, and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

(n) Recently Issued Accounting Pronouncements

Effective January 1, 2019, we adopted ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees are required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. We adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standards using a modified retrospective transition approach at the date of adoption. As such, historical periods will continue to be measured and presented under the previous guidance while current and future periods are subject to this new accounting guidance. Upon adoption we recorded a total of $223,503 for right-of-use assets related to our two operating leases (see Note 13g) and a total of $223,503 for lease liabilities.

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018; early adoption is permitted. Accordingly, effective January 1, 2019, the Company reflected a $2,261,039 reduction of the derivative liability on warrants (see Note 10) and a $2,261,039 cumulative effect adjustment reduction of accumulated deficit.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

(o) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2020 of $23,763,668 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

6. UNITED SPIRITS, INC.

United Spirits, Inc. (“United”) is owned and managed by Richard DeCicco, the controlling shareholder and chief executive officer of Iconic. United provides distribution services for Iconic, BiVi and Bellissima (see Note 13e) and is considered a variable interest entity (“VIE”) of Iconic. Since Iconic has been determined to be the primary beneficiary of United, we have included United’s assets, liabilities, and operations in the accompanying consolidated financial statements of Iconic. Summarized financial information of United follows:

Balance Sheets:	March 31, 2020	December 31, 2019
Cash and cash equivalents	$647,742	$130,454
Intercompany receivable from Iconic (A)	-	56,495
Right-of-use asset	42,794	54,955
Total assets	$690,536	$241,904

Accounts payable and accrued expense	$190,321	$187,658
Loans payable to officer and affiliated entity	72,692	88,077
Intercompany payable to Iconic (A)	3,200	-
Intercompany payable to Bellissima (A)	794,156	317,722
Intercompany payable to BiVi (A)	66,876	66,876
Operating lease liability	42,794	54,955
Total Liabilities	1,170,039	715,288
Noncontrolling interest in VIE	(479,503)	(473,384)
Total liabilities and stockholders’ deficiency	$690,536	$241,904

	Three months ended March 31,
Statements of operations:	2020	2019
Intercompany distribution income (A)	$3,125	$2,075

Royalty expense	-	63,750
Officers’ compensation	-	82,000
Other operating expenses – net	9,245	9,028
Total operating expenses	9,245	154,778
Net income (loss)	$(6,120)	$(152,703)

_______

(A) Eliminated in consolidation

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

7. INVENTORIES

Inventories consist of:

	March 31, 2020	December 31, 2019
Finished goods:
Hooters brands	$318,968	$286,123
Bellissima brands	234,330	199,580
BiVi brands	47,880	48,132
Total finished goods	601,178	533,835

Raw materials:
Hooters brands	36,966	39,965
Total raw materials	36,966	39,965

Total	$638,144	$573,800

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31, 2020	December 31, 2019
Accounts payable	$539,260	$737,850
Accrued officers compensation	837,800	813,050
Accrued royalties	311,006	295,042
Other	10,426	6,621
Total	$1,698,492	$1,852,563

9. NOTE PAYABLE

Note payable consists of:

	March 31, 2020	December 31, 2019
Amount due to a former Bellissima consultant pursuant to a Settlement and Release Agreement dated February 7, 2019, due December 31, 2019	$15,000	$40,000
Total	$15,000	$40,000

10. DERIVATIVE LIABILITY ON WARRANTS

From September 2017 to November 2017, in connection with the sale of a total of 480,000 shares of common stock, the Company issued a total of 480,000 Common Stock Purchase Warrants (the “Warrants”) to the respective investors. The Warrants were exercisable into ICNB common stock at a price of $2.50 per share, were to expire five years from date of issuance, and contained “down round” price protection.

Effective May 21, 2018, in connection with the sale of a total of 120,000 shares of Series E Preferred Stock, the Company issued a total of 480,000 Warrants to four investors. These warrants were exercisable into ICNB common stock at a price of $2.50 per share, were to expire five years from date of issuance, and contained “down round” price protection.

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

Three months ended March 31, 2020 and 2019

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

Three months ended March 31, 2020 and 2019

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

On February 12, 2019 and March 18, 2019, the Company received two payments of $71,880 and $25,000 respectively (totaling $96,880) in exchange for 287,520 and 100,000 shares of Series E Preferred Stock (totaling 387,520 shares) respectively at $0.25 per share. These payments represent advance payments in connection with the third tranche of the Securities Purchase Agreement dated September 27, 2018. Closing of the third tranche of $387,500 has not occurred.

On April 25, 2019 and September 4, 2019, the Company received payments of $71,875 and $96,875 respectively (totaling $168,750) in exchange for 287,500 and 387,500 shares of Series E Preferred Stock (totaling 675,000 shares) respectively at $0.25 per share. These payments represent advance payments in connection with the third tranche of the Securities Purchase Agreement dated September 27, 2018. Closing of the third tranche of $387,500 has not occurred.

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

Three months ended March 31, 2020 and 2019

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

On January 12, 2020, the Company entered into securities purchase agreements with certain accredited investors for the sale of a total of 1,500 shares of Series G Convertible Preferred Stock and warrants o purchase 1,200,000 shares of our common stock for gross proceeds of $1,500,000 (of which $1,475,000 was collected on January 13, 2020 and January 14, 2020). Each share of Series G Convertible Preferred Stock (designated on January 13, 2020) has a stated value of $1,000, is convertible into shares of common stock at a price of $1.25 per share (subject to adjustment under certain circumstances), has no voting rights, is entitled to dividends on an as-converted-to common stock basis, is entitled to a distribution preference of $1,000 upon liquidation, and is not redeemable. Each warrant is exercisable into one share of common stock at an exercise price of $1.25 per share (subject to adjustment under certain circumstances) for a period of five years from the date of issuance.

On February 12, 2020, February 13, 2020, and February 14, 2020, three holders converted a total of 675,000 shares of Series E Preferred Stock into a total of 270,000 shares of Iconic common stock.

From January 16, 2020 to February 24, 2020, two holders converted a total of 190 shares of Series F Preferred Stock into a total of 304,000 shares of Iconic common stock.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

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

From September 2017 to November 2017, pursuant to a Securities Purchase Agreement dated October 27, 2017 (the “SPA”), the Company issued a total of 480,000 shares of its common stock and 480,000 warrants to four investors for a total of $300,000 cash. The Warrants, which were exercised May 8, 2019 pursuant to Warrant Exercise Agreements, were exercisable into ICNB common stock at a price of $2.50 per share, were to expire five years from date of issuance, and contained “down round” price protection (see Note 10).

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

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

On January 22, 2020, the Company issued a total of 375,000 shares of its common stock to the placement agent and four associated individuals for services relating to the offering of 1,500 shares of Series G Preferred Stock which concluded on January 14, 2020 (see Preferred Stock above).

On January 22, 2020, and February 27, 2020, the Company issued a total of 160,000 shares of its common stock to an investor relations firm for services rendered to the Company. The $101,018 total fair value of the 160,000 shares of Iconic common stock on the respective dates of issuance was expensed as investor relations in the three months ended March 31, 2020.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

On January 26, 2020, the Company issued 150,000 shares of its common stock to a consulting firm for services rendered to the Company. The $100,500 fair value of the 150,000 shares of Iconic common stock was expensed as consulting fees in the three months ended March 31, 2020.

On February 24, 2020, the Company issued 100,000 shares of its common stock to William Clyde Elliot II pursuant to an Endorsement Agreement dated February ___, 2020 (see Note 13h). The $67,500 fair value of the 100,000 shares of Iconic common stock was charged to prepaid expenses and is being expensed over the term of the Endorsement Agreement.

On February 24, 2020, the Company issued 50,000 shares of its common stock to a consulting firm for services rendered to the Company. The $33,750 fair value of the 50,000 shares of Iconic common stock was expensed as consulting fees in the three months ended March 31, 2020.

On February 12, 2020, February 13, 2020, and February 14, 2020, three holders converted a total of 675,000 shares of Series E Preferred Stock into a total of 270,000 shares of Iconic common stock.

From January 16, 2020 to February 24, 2020, two holders converted a total of 190 shares of Series F Preferred Stock into a total of 304,000 shares of Iconic common stock.

Warrants

A summary of warrants activity for the period January 1, 2018 to March 31, 2020 follows:

Common shares Equivalent
Balance, January 1, 2018	534,000
Issued in the year ended December 31, 2018	2,361,198

Balance, December 31, 2018	2,895,198
Issued in the three months ended March 31, 2019	620,000

Balance, March 31, 2019	3,515,198

Exercise of warrants in connection with Warrant Exercise Agreements dated May 8, 2019	(960,000)

Issuance of New Warrants in connection with Warrant Exercise Agreements dated May 8, 2019	1,920,000

Balance, June 30, 2019	4,475,198
Issued in the three months ended September 30, 2019	5,000,000

Balance, September 30, 2019 and December 31, 2019	9,475,198
Issued in the three months ended March 31, 2020	1,180,000

Balance, September 30, 2019 and December 31, 2019	10,655,198

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

Issued and outstanding warrants at March 31, 2020 consist of:

Year Granted	Number Common Shares Equivalent	Exercise Price Per Share		Expiration Date
2017	54,000	$2.50		June 22, 2022 to June 30, 2022
2018	400,000	$0.625		March 28, 2021
2018	30,000	$2.50		May 21, 2023
2018	831,198	$1.25		September 20, 2023
2018	620,000	$1.25	*	September 20, 2023
2019	620,000	$1.25	*	February 7, 2024
2019	1,920,000	$2.25	*	May 8, 2024
2019	5,000,000	$0.625		August 2, 2024
2020	1,180,000	$1.25		January 12, 2025

Total	10,655,198

___________

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

As also discussed in Preferred Stock above, the Company issued a total of 1,180,000 warrants to investors as part of the offering of 1,500 shares of Series G Preferred Stock which concluded on January 14, 2020. Each warrant is exercisable into one share of common stock at an exercise price of $1.25 per share for a period of five years from the date of issuance and contains “down round” price protection.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

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

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% for the periods presented to income (loss) from continuing operations before income taxes. The sources of the difference are as follows:

	Three months ended March 31,
	2020	2019
Expected tax at 21%	$(191,541)	$(206,296)

Nondeductible stock-based compensation	51,047	61,047
Increase (decrease) in valuation allowance	140,494	145,249

Income tax provision	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	March 31,	December 31,
	2020	2019

Net operating loss carryforward	$4,435,577	$4,295,083

Less valuation allowance	(4,435,577)	(4,295,083)

Deferred income tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of March 31, 2020 and December 31, 2019 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at March 31, 2020 and December 31, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

Three months ended March 31, 2020 and 2019

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

Pursuant to the License Agreement and Amendment No. 1 to the License Agreement effective September 30, 2017 with the Bellissima Licensor (see Note 13a. above), Bellissima is obligated to pay the Bellissima Licensor a Royalty Fee equal to 10% of monthly gross sales (12.5% for sales in excess of defined Case Break Points) of Bellissima Brand products payable monthly. The Bellissima Licensor has the right to terminate the endorsement if Bellissima fails to sell 10,000 cases of Bellissima Brand products in year 1, 15,000 cases in year 2, or 20,000 cases in year 3 and each subsequent year.

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

For the three months ended March 31, 2020 and 2019, royalties expense under this Agreement was $4,406 and $63,750, respectively.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

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

The Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the three months ended March 31, 2020, the Marketing Fees expense (payable to QVC) was $53,724 and the direct response sales generated from QVC programs was $252,340.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

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

For the three months ended March 31, 2020, we accrued a total of $103,750 officers compensation pursuant to these two Employment Agreements which was allocated 50% to Iconic ($51,875) and 50% to Bellissima ($51,875).

As of March 31, 2020 and December 31, 2019, accrued officers compensation was $837,800 and $813,050, respectively.

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

At March 31, 2020, the future minimum lease payments under these two non-cancellable operating leases were:

Year ended December 31, 2020	$75,672
Year ended December 31, 2021	51,643

Total	$127,315

The operating lease liabilities totaling $118,229 at March 31, 2020 as presented in the Consolidated Balance Sheets represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of $127,315 at March 31, 2020.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

h. Endorsement Agreement

In February 2020, Iconic executed an Endorsement Agreement with an entity (“CEE”) controlled by Chase Elliott (“Elliott”), driver of the Hendrick Motorsports Number 9 NAPA/Hooter’s Chevrolet in races of the NASCAR Cup Series. The agreement, which has a term ending on December 31, 2021, provides Iconic the right to utilize Elliott’s name in connection with the promotion and distribution of Hooters brand products and requires CEE and Elliott to perform certain specified services for Iconic including certain promotional appearances. The agreement provides for compensation payable to CEE of (1) Initial Share Award of 100,000 shares of Iconic common stock (which was issued on February 24, 2020); (2) $75,000 year 2020 cash compensation (which was paid March 6, 2020); (3) $75,000 year 2021 cash compensation payable on or before February 15, 2021; and (4) Year 2021 Second Share Award of that number of shares of Iconic common stock equal to $75,000 based upon the average closing price of the common stock for the five trading days immediately preceding February 15, 2021.

For the three months ended March 31, 2020, we expensed $16,495 in license fees relating to the Endorsement Agreement. As of March 31, 2020, prepaid license fees relating to the Endorsement Agreement was $126,005.

i. Concentration of sales

For the three months ended March 31, 2020 and 2019, sales consisted of:

	2020	2019
Bellissima product line:

QVC direct response sales	$252,340	$-
Other	80,105	118,213
Total Bellissima	332,445	118,213
BiVi product line	-	3,700
Hooters product line	73,441	-

Total	$405,886	$121,913

j. Coronavirus

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

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three months Ended March 31, 2020 and 2019

Introduction

We had sales of $405,886 for the three months ended March 31, 2020 and $121,913 for the three months ended March 31, 20219, an increase of $283,973. Our operating expenses were $1,065,558for the three months ended March 31, 2020, compared to $1,022,842 for the three months ended March 31, 2019, an increase of $42,716or approximately 4%. Our net operating (loss) was ($912,098) for the three months ended March 31, 2020, compared to ($982,364) for the three months ended March 31, 2019, a decrease of $70,266 or approximately 7%.

Revenues and Net Operating Loss

Our operations for the three months ended March 31, 2020 and 2019 were as follows:

	March 31,	March 31,	Increase /
	2020	2019	(Decrease)

Sales	$405,886	$121,913	$283,973
Cost of Sales	252,426	81,435	170,991
Gross Profit	153,460	40,478	112,982

Operating expenses:
Officers compensation	103,750	185,750	(82,000)
Professional and consulting	186,789	448,519	(261,730)
Royalties	15,964	75,188	(59,224)
Investor relations	361,689	84,003	277,686
Marketing and advertising	128,645	46,467	82,178
Travel and entertainment	19,469	64,269	(44,800)
Other operating expenses, including occupancy	249,252	118,646	130,606
Total operating expenses	1,065,558	1,022,842	42,716

Net operating income (loss)	(912,098)	(982,364)	(70,266)
Other income (expense)	-	-

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	74,178	309,367	(235,189)
Net income (loss) attributable to Iconic Brands, Inc	(837,920)	(672,667)	165,253

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, and the line of Hooters brand products introduced in August 2019. Sales were $405,886 for the three months ended March 31, 2020 and $121,913 for the three months ended March 31, 2019, an increase of $283,973 or approximately 232%. The increase in sales was primarily due to continued expansion of the OVC Network sales of our Bellissima products.

Cost of Sales

Cost of sales was $252,426, or approximately 62% of sales, for the three months ended March 31, 2020 and $81,435, or approximately 67% of sales, for the three months ended March 31, 2019. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. The decrease in cost of sales as a percentage of sales is due primarily to product mix and slightly lower production costs.

Officers Compensation

Officers compensation was $103,750 for the three months ended March 31, 2020 and $185,750 for the three months ended March 31, 2019, a decrease of $82,000. Officers compensation in 2019 includes a catch-up accrual of $82,000 relating to employment agreements executed April 1, 2018 with our two officers.

Professional and Consulting Fees

Professional and consulting fees were $186,789 for the three months ended March 31, 2020 and $448,519 for the three months ended March 31, 2019, an decrease of $261,730. Professional and consulting fees consist primarily of legal and accounting and auditing services. The decrease was a result of lower professional fees as we were engaged in a purchase transaction in 2019.

Royalties

Royalties were $15,964, or approximately 4% of sales, for the three months ended March 31, 2020 and $75,188 for the three months ended March 31, 2019, a decrease of $59,224. Royalties decreased primarily due to the sales to QVC in 2020 do not have a royalty associated with them and in 2019 we paid a royalty advance on our Hooters product line.

Marketing and Advertising

Marketing and advertising expenses were $128,645 for the three months ended March 31, 2020 and $46,467 for the three months ended March 31, 2019, an increase of $82,178 or approximately 177%. The increase was a result of marketing fees associated with the QVC sales channel.

Occupancy Costs

Occupancy costs were $22,251 for the three months ended March 31, 2020 and $27,623 for the three months ended March 31, 2019, a decrease of $5,372.

Travel and Entertainment

Travel and entertainment expenses were $19,469 for the three months ended March 31, 2020 and $64,269 for the three months ended March 31, 2019, a decrease of $44,800 or approximately 70%. The decrease is a result of timing of product development activity.

Investor relations

Investor relation expenses were $361,689 for the three months ended March 31, 2020 and $84,003 for the three months ended March 31, 2019, an increase of $277,686 or approximately 330%. The increase was primarily related to cost associated with a large investor relations campaign, including a national road show.

Other Operating Expenses

Other operating expenses were $227,001 for the three months ended March 31, 2020 and $91,023 for the three months ended March 31, 2019, an increase of $135,978 or approximately 149%. The increase was primarily related to cost associated with equity financing transactions.

Income (Loss) from Operations

We had a (loss) from operations of ($912,098) for the three months ended March 31, 2020 and ($982,364) for the three months ended March 31, 2019, an increase of $70,266 or approximately 7%. Our loss from operations decreased, as set forth above, primarily because certain operating expenses, marketing and advertising and other operating expenses, increased, offset by an increase in sales.

Net Loss attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

The net loss  attributable to noncontrolling interests in subsidiaries and variable interest entity represents 49% of the net loss of Bellissima, BiVi and Green Grow (which we own 51%) and 100% of United Spirits (which we own 0%) and is accounted for as a reduction in the net loss attributable to the Company. This net loss was $74,178 for the three months ended March 31, 2020 and $309,697for the three months ended March 31, 2019, an decrease of $235,519.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was ($837,920) for the three months ended March 31, 2020 and ($672,667) for the three months ended March 31, 2019, an increase of $165,253 or approximately 25%. The net loss from Iconic Brands increased primarily as a result of lower net loss of $253,519 attributable to noncontrolling interests in subsidiaries and variable interest entity.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2020 and March 31, 2019, we had negative operating cash flows. Our cash on hand as of March 31, 2020 was $916,686, which was derived from the sale of Series G preferred stock and warrants. Our monthly cash flow burn rate for 2019 was approximately $228,000, and our monthly burn rate through the three months ended March 31, 2020 was approximately $225,000. We have strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2020 and December 31, 2019, respectively, were as follows:

	March 31,	December 31,
	2020	2019	Change

Cash	$916,686	$263,638	$653,048
Total Current Assets	1,928,800	1,411,185	517,615
Total Assets	3,067,333	2,568,021	499,312
Total Current Liabilities	1,827,522	2,028,676	(201,154)
Total Liabilities	$1,861,465	2,077,823	(216,358)

Our cash increased $653,048 and total current assets increased $517,615. Our total current liabilities decreased $201,154 as our accounts payable and accrued expenses decreased, reflecting our decrease in professional and consulting fees. Our total liabilities decreased $216,358. Our stockholders’  equity increased from $490,198 to $1,205,868due primarily to proceeds from the sale of preferred stock.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2020 was $916,686. Based on our minimal sales and annualized monthly burn rate of approximately $225,000 per month, we will need to raise additional funding through strategic relationships, public or private equity or debt financings. If such funding is not available, or not available on terms acceptable to us, our current development plans may be curtailed.

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

Sources and Uses of Cash

Operations

We had net cash used in operating activities for the three months ended March 31, 2020 of ($622,857), compared to ($369,576) for the three months ended March 31, 2019. For the three months ended March 31, 2020, the net cash used in operating activities consisted primarily of our net loss of ($837,920) plus a net loss attributable to non-controlling interests in our subsidiaries of ($74,178) and inventories increase  of ($64,344), offset primarily by stock-based compensation of $243,081 and accounts payable and accrued expenses increase of $153,575.

Investments

Except for $8,708 of furniture purchased in in 2020, we had no investing activities for the three months ended March 31, 2020 or March 31, 2019.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2020 was $1,284,613 compared to $340,630 for the three months ended March 31, 2019, which consisted principally of proceeds from the sale of our Series G preferred stock and warrants.

January 2020 Financing

On January 12, 2020, we entered into securities purchase agreements (collectively, the “Purchase Agreement”) with certain accredited investors for the sale of an aggregate of 1,500 shares of the Company’s series G convertible preferred stock (the “Series G Convertible Preferred Stock”), and warrants (the “Warrants”) to purchase 1,200,000 shares of our common stock for gross proceeds of $1,500,000, before deducting placement agent and other offering expenses. The terms of the Series G Convertible Preferred Stock are set forth under Items 3.02 and 5.03 below.

The Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $1.25 per share (the “Exercise Price”). The Investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement.

The conversion price of the Series G Convertible Preferred Stock and the exercise price of the Warrants are subject to anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The Series G Convertible Preferred Stock and the Warrant each contain a beneficial ownership limitation that restricts each of the Investor’s ability to exercise the Warrants and convert the Series G Convertible Preferred Stock such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion or exercise does not exceed 4.99% or 9.99% (at the election of the Investor) of the Company’s then issued and outstanding shares of common stock.

The Purchase Agreement also provides that until the 18 month anniversary of the date of the Purchase Agreement, in the event of a subsequent financing (except for certain exempt issuances as provided in the Purchase Agreement) by the Company, each Investor that invested over $500,000 pursuant to the Purchase Agreement will have the right to participate in such subsequent financing up to an amount equal to the Investor’s proportionate share of the subsequent financing based on such Investor’s participation in this private placement on the same terms, conditions and price provided for in the subsequent financing up to an amount equal to 50% of the subsequent financing. The Purchase Agreements also provide that for as long as the Series G Convertible Preferred Stock or Warrants are outstanding, if the Company effects a subsequent financing, an Investor may elect, in its sole discretion, to exchange all or a portion of the Series G Convertible Preferred Stock then held by such Investor for any securities issued in a subsequent financing on a $1.00 for $1.00 basis, provided such subsequent financing is not a firm commitment underwritten offering.

From the date of the Purchase Agreement until the date that is the earlier of (i) nine (9) months following the date of the Purchase Agreement and (ii) the date that the VWAP for 10 consecutive Trading Days following January 12, 2020 is greater than $1.25, subject to adjustment, the Company shall not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents (as defined in the Purchase Agreement).

We also entered into separate Registration Rights Agreements with the Investors, pursuant to which the Company agreed to undertake to file a registration statement to register the resale of the shares underlying the Series G Convertible Preferred Stock and Warrants within ten (10) days following the date of written demand by the lead investor (the “Demand Date”) , and to maintain the effectiveness of the registration statement until all of such shares of Common Stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions. If we fail to file the registration statement or have it declared effective by the dates set forth above, among other things, the Company is obligated to pay the investors liquidated damages in the amount of 1% of their subscription amount, per month, until such events are satisfied.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

                As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended March 31, 2020.

On January 12, 2020, the Company entered into securities purchase agreements with certain accredited investors for the sale of an aggregate of 1,500 shares of the Company’s series G convertible preferred stock, and warrants to purchase 1,200,000 shares of our common stock for gross proceeds of $1,500,000

On January 12, 2020, the Company issued an aggregate of 375,000 shares of common stock to a FINRA-registered broker-dealer and certain individuals associated with the broker-dealer for services related to the January 202 Offering of Series G Convertible Preferred Stock.

On January 22, 2020, and February 27, 2020, the Company issued a total of 160,000 shares of its common stock to an investor relations firm for services rendered to the Company.

On January 26, 2020, the Company issued 150,000 shares of its common stock to a consulting firm for services rendered to the Company.

On February 12, 2020, February 13, 2020, and February 14, 2020, three holders converted a total of 675,000 shares of Series E Preferred Stock into a total of 270,000 shares of Iconic common stock.

From January 16, 2020 to February 24, 2020, two holders converted a total of 190 shares of Series F Preferred Stock into a total of 304,000 shares of Iconic common stock.

On February 24, 2020, the Company issued 100,000 shares of its common stock to William Clyde Elliot II pursuant to an Endorsement Agreement effective as of February 24, 2020.

On February 24, 2020, the Company issued 50,000 shares of its common stock to a consulting firm for services rendered to the Company.

All of the issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, there was no solicitation, and the investors were accredited or sophisticated.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits

3.1	Certificate of Designation of Series G Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 13, 2020).

10.1

Form of Securities Purchase Agreement, dated January 12, 2020 between Iconic Brands, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 13, 2020).

10.2	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 13, 2020).

10.3

Form of Registration Rights Agreement, dated January 12, 2020, between Iconic Brands, Inc. and the signatories thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 13, 2020).

10.4	Form of Lock-Up Agreement dated January 12, 2020 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 13, 2020).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_______________

(1)	Incorporated by reference to Form SB-2 filed on November 30, 2007.
(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018 (File No. 333-227420).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iconic Brands, Inc.

Dated: May 15, 2020	By:	/s/ Richard J. DeCicco
Richard J. DeCicco
	Its:	Chief Executive Officer

