Form 10-Q
period 2020-06-30
Iconic Brands, Inc.
filed 2020-08-19
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2020, the registrant had 17,448,481 shares of common stock, $0.001 par value per share, issued and outstanding.

ICONIC BRANDS, INC.

2

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

3

  PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2020 and 2019

CONTENTS

FINANCIAL STATEMENTS Page(s)

Iconic Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$672,372	$263,638
Accounts receivable (less allowance for doubtful accounts of $26,513 and $26,513, respectively)	513,617	573,747
Inventories	656,600	573,800
Prepaid expenses	84,309	-

Total current assets	1,926,898	1,411,185

Right-of-use assets, less accumulated amortization of $171,019 and $125,921, respectively	91,738	136,836
Leasehold improvements, furniture, and equipment (less accumulated depreciation and amortization of $9,666 and $0, respectively)	19,042	20,000
Investment in and receivable from Can B Corp	1,073,835	1,000,000

Total assets	$3,111,513	$2,568,021

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of operating lease liabilities	$72,861	$90,982
Accounts payable and accrued expenses	1,962,133	1,852,563
Loans payable to officer and affiliated entity
-noninterest bearing and due on demand	28,386	45,131
Notes payable	28,458	40,000

Total current liabilities	2,091,838	2,028,676

Non-current portion of operating lease liabilities	22,909	49,147
Total liabilities	2,114,747	2,077,823
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 100,000,000 shares:
Series A, 1 and 1 share issued and outstanding, respectively	1	1
Series E, 2,115,224 and 2,790,224 shares issued and outstanding, respectively	2,115	2,790
Series F ($1,000 per share stated value), 2,413.75 and 3,155.75 shares issued and outstanding, respectively	2,413,750	3,155,750
Series G ($1,000 per share stated value), 1,475 and 0 shares issued and outstanding, respectively	1,475,000	-

Common stock, $.001 par value; authorized 200,000,000 shares,
17,268,881 and 14,576,681 shares issued and outstanding respectively	17,269	14,577

Additional paid-in capital	22,430,430	21,282,679

Accumulated deficit	(24,315,376)	(22,925,748)

Total Iconic Brands, Inc. stockholders’ equity	2,023,189	1,530,049

Noncontrolling interests in subsidiaries and variable interest entity	(1,026,423)	(1,039,851)

Total stockholders’ equity	996,766	490,198

Total liabilities and stockholders’ equity	$3,111,513	$2,568,021

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Sales	$1,055,600	$145,294	$1,461,486	$267,207
Cost of Sales	328,060	68,806	580,486	150,241
Gross profit	727,540	76,488	881,000	116,966

Operating expenses:
Officers compensation	103,750	103,750	207,500	289,500
Professional and consulting fees	275,134	418,566	461,923	867,085
Royalties	21,584	78,279	37,548	153,467
Marketing and advertising	146,528	37,414	275,173	83,881
Fulfillment	196,687	-	246,687	-
Occupancy costs	23,911	27,932	46,162	55,555
Travel and entertainment	(279)	79,445	19,190	143,714
Investor relations	195,151	-	556,840	-
Other	303,011	110,605	480,012	285,631

Total operating expenses	1,265,477	855,991	2,331,035	1,878,833

Operating loss	(537,937)	(779,503)	(1,450,035)	(1,761,867)

Unrealized gain on investment in and receivable from Can B Corp	73,835	-	73,835	-

Net loss	(464,102)	(779,503)	(1,376,200)	(1,761,867)

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	(87,606)	90,396	(13,428)	400,093

Net loss attributable to Iconic Brands, Inc.	$(551,708)	$(689,107)	$(1,389,628)	$(1,361,774)

Net loss per common share – basic and diluted	$(0.03)	$(0.07)	$(0.09)	$(0.16)

Weighted average common shares
Outstanding and to be issued to Escrow Agent – basic and diluted	16,514,400	10,543,700	15,965,555	8,351,552

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries Consolidated

Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series A Preferred Stock, $.001 par		Series C Preferred Stock, $.001 par		Series D Preferred Stock, $.001 par		Series E Preferred Stock, $.001 par		Series F Preferred Stock, $1,000 stated value per share		Series G Preferred Stock, $1,000 stated value per share		Common Stock, $.001 par		Common Stock to be issued to Escrow Agent, $0.001 par		Additional Paid-in	Noncontrolling Interests in Subsidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total
Six Months Ended June 30, 2020

Balance at January 1, 2020	1	$1	-	$-	-	$-	2,790,224	$2,790	3,156	$3,155,750	-	$-	14,576,681	$14,577	-	-	$21,282,679	$(1,039,851)	$(22,925,748)	$490,198
Sale of Series G Preferred Stock and warrants	-	-	-	-	-	-	-	-	-	-	1,475	1,475,000	-	-	-	-	-	-	-	1,475,000
Placement agent fees and stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	375,000	375	-	-	(150,375)	-	-	(150,000)
Issuance of common stock in exchange for Series E Preferred Stock	-	-	-	-	-	-	(675,000)	(675)	-	-	-	-	270,000	270	-	-	405	-	-	-
Issuance of common stock in exchange for Series F Preferred Stock	-	-	-	-	-	-	-	-	(190)	(190,000)	-	-	304,000	304	-	-	189,696	-	-	-
Issuance of common stock in exchange for services rendered and to be rendered	-	-	-	-	-	-	-	-	-	-	-	-	460,000	460	-	-	302,308	-	-	302,768
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(74,178)	(837,920)	(912,098)

Balance at March 31, 2020	1	1	-	-	-	-	2,115,224	2,115	2,966	2,965,750	1,475	1,475,000	15,985,681	15,986	-	-	21,624,713	(1,114,029)	(23,763,668)	1,205,868

Issuance of common stock in exchange for Series F Preferred Stock	-	-	-	-	-	-	-	-	(552)	(552,000)	-	-	883,200	883	-	-	551,117	-	-	-
Issuance of common stock in exchange for services	-	-	-	-	-	-	-	-	-	-	-	-	400,000	400	-	-	254,600	-	-	255,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	87,606	(551,708)	(464,102)

Balance at June 30, 2020	1	$1	-	-	-	-	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	17,268,881	$17,269	-	-	$22,430,430	$(1,026,423)	$(24,315,376)	$996,766

	Series A Preferred Stock, $.001 par		Series C Preferred Stock, $.001 par		Series D Preferred Stock, $.001 par		Series E Preferred Stock, $.001 par		Series F Preferred Stock, $1,000 stated value per share		Series G Preferred Stock, $1,000 stated value per share		Common Stock, $.001 par		Common Stock to be issued to Escrow Agent, $0.001 par		Additional Paid-in	Noncontrolling Interests in Subsidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total

Six Months Ended June 30, 2019

Balance, January 1, 2019 (as previously reported)	1	$1	1,000	$1	10	$-	6,602,994	$6,603	-	$-	-	$-	5,440,312	$5,440	534,203	$534	$18,798,438	$(615,300)	$(21,233,083)	$(3,037,366)

Cumulative effect adjustment relating to reduction of derivative liability on warrants, pursuant to ASU 2017-11	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,261,039	2,261,039

Balance, January 1, 2019 (as adjusted)	1	1	1,000	1	10	-	6,602,994	6,603	-	-	-	-	5,440,312	5,440	534,203	534	18,798,438	(615,300)	(18,972,044)	(776,327)

Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-	-	-	-	-	534,203	534	(534,203)	(534)	-	-	-	-
Sale of Series E Preferred Stock and warrants in connection with Securities Purchase Agreement dated September 27, 2018	-	-	-	-	-	-	1,362,520	1,363	-	-	-	-	-	-	-	-	339,267	-	-	340,630
Issuance of common stock in connection with Settlement and Release Agreement dated February 7, 2019	-	-	-	-	-	-	-	-	-	-	-	-	120,000	120	-	-	91,080	-	-	91,200
Issuance of common stock in connection with Business Development Agreement dated March 15, 2019	-	-	-	-	-	-	-	-	-	-	-	-	150,000	150	-	-	199,350	-	-	199,500
Issuance of common stock in exchange for the surrender of Series C Preferred Stock on March 27, 2019	-	-	(1,000)	(1)	-	-	-	-	-	-	-	-	1,000,000	1,000	-	-	(999)	-	-	-
Issuance of common stock in exchange for the surrender of Series D Preferred Stock on March 27, 2019	-	-	-	-	(10)	-	-	-	-	-	-	-	1,000,000	1,000	-	-	(1,000)	-	-	-
Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1)	-	258	257
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(309,697)	(672,667)	(982,364)

Balance, March 31, 2019	1	1	-	-	-	-	7,965,514	7,966	-	-	-	-	8,244,515	8,244	-	-	19,426,135	(924,997)	(19,644,453)	(1,127,104)
Sale of Series E Preferred Stock and warrants in connection with Securities Purchase Agreement dated September 27, 2018	-	-	-	-	-	-	675,000	675	-	-	-	-	-	-	-	-	168,075	-	-	168,750
Issuance of common stock in exchange for Series E Preferred Stock on April 23, 2019 and May 17, 2019	-	-	-	-	-	-	(1,473,398)	(1,473)	-	-	-	-	589,359	589	-	-	884	-	-	-
Exercise of warrants at $0.32 per share pursuant to Warrant Exercise Agreements dated May 9, 2019	-	-	-	-	-	-	-	-	-	-	-	-	960,000	960	-	-	306,240	-	-	307,200
Issuance of common stock in connection with Share Exchange Agreement dated April 17, 2019	-	-	-	-	-	-	-	-	-	-	-	-	2,000,000	2,000	-	-	1,248,000	-	-	1,250,000
Issuance of common stock in connection with Consulting Agreement dated April 15, 2019	-	-	-	-	-	-	-	-	-	-	-	-	50,000	50	-	-	94,950	-	-	95,000
Issuance of common stock in connection with Consulting Agreement dated May 23, 2019	-	-	-	-	-	-	-	-	-	-	-	-	250,000	250	-	-	389,750	-	-	390,000
Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(258)	(258)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(90,396)	(689,107)	(779,503)
Balance, June 30, 2019	1	$1	-	$-	-	$-	7,167,116	$7,167	-	$-	-	$-	12,093,874	$12,094	-	$-	$21,634,034	$(1,015,393)	$(20,333,818)	$304,085

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net loss attributable to Iconic Brands, Inc.	$(1,389,628)	$(1,361,774)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net income (loss) attributable to noncontrolling interests in subsidiaries and variable interest entity	13,428	(400,093)
Issuance of note payable to consultant	-	50,000
Stock-based compensation	517,832	775,700
Depreciation and amortization	9,666	-
Unrealized gain on investment in and receivable from Can B Corp	(73,835)	-
Changes in operating assets and liabilities:
Accounts receivable	60,130	31,243
Inventories	(82,800)	65,784
Prepaid expenses	(44,373)	(2,266)
Accounts payable and accrued expenses	110,309	136,385

Net cash used in operating activities	(879,271)	(705,021)

Investing Activities:
Leasehold improvements	-	(5,000)
Furniture and equipment	(8,708)	-

Net cash used in investing activities	(8,708)	(5,000)

Financing Activities:
Proceeds from sale of Series G Preferred Stock and warrants (net of placement agent fees of $150,000)	1,325,000	-
Proceeds from sale of Series E Preferred Stock and warrants	-	509,300
Proceeds from exercise of warrants	-	307,200
Proceeds from note payable	28,458	-
Repayment of note payable	(40,000)	-
Loans payable to officer and affiliated entity	(16,745)	578

Net cash provided by financing activities	1,296,713	817,078

Increase (decrease) in cash and cash equivalents	408,734	107,057

Cash and cash equivalents, beginning of period	263,638	191,463

Cash and cash equivalents, end of period	$672,372	$298,520

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for the surrender of
Series C Preferred Stock and Series D Preferred Stock	$-	$2,000

Issuance of common stock in exchange for Series E
Preferred Stock	$270	$589

Issuance of common stock in exchange for Series F Preferred
Stock	$1,187	$-

Issuance of common stock and note payable in connection with
acquisition of 51% of Green Grow Farms, Inc.	$-	$1,450,000

Issuance of common stock to Escrow Agent in connection with
Settlement Agreement and Amended Settlement Agreement	$-	$534

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2020 and 2019

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

(b) Interim Financial Statements

The interim financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

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

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

(f) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At June 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $26,513 and $26,513, respectively.

(g) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventory at June 30, 2020 and December 31, 2019 consists of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers, and cases of alcoholic beverages and packaging materials relating to our Hooters line of products introduced in August 2019.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

(k) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the three and six months ended June 30, 2020 and 2019, stock-based compensation was $274,751, $517,832, $485,000, and $775,700, respectively.

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

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

(o) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2020 of $24,315,376 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

Effective March 6, 2020, Can B Corp. (“CANB”) effected a 1 share for 300 shares reverse stock split resulting in a reduction of the number of our shares of CANB common stock from 37,500,000 shares to 125,000 shares. On July 8, 2020, CANB delivered 418,714 additional shares of CANB common stock required under the December 31, 2019 agreement. The fair value of the 543,714 shares of CANB common stock at June 30, 2020 was $1,073,835 and we recognized an unrealized gain of $73,835 in the quarterly period ended June 30, 2020.

On July 24, 2020 (see note 14), we executed an Exchange Agreement with CANB and delivered the 543,714 shares of CANB common stock to CANB in exchange for CANB’s delivery of 1,000,000 shares of ICNB common stock to the Company.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2020 and 2019

(Unaudited)

6. UNITED SPIRITS, INC.

United Spirits, Inc. (“United”) is owned and managed by Richard DeCicco, the controlling shareholder and chief executive officer of Iconic. United provides distribution services for Iconic, BiVi and Bellissima (see Note 13e) and is considered a variable interest entity (“VIE”) of Iconic.Since Iconic has been determined to be the primary beneficiary of United, we have included United’s assets, liabilities, and operations in the accompanying consolidated financial statements of Iconic. Summarized financial information of United follows:

	June 30,	December 31,
Balance Sheets:	2020	2019

Cash and cash equivalents	$655,092	$130,454
Intercompany receivable from Iconic (A)	515,231	56,495
Right-of-use asset	30,327	54,955
Total assets	$1,200,650	$241,904

Accounts payable and accrued expenses	$203,461	$187,658
Loans payable to officer and affiliated entity	71,332	88,077
SBA Payroll Protection Program loan	28,458	-
Intercompany payable to Bellissima (A)	1,277,217	317,722
Intercompany payable to BiVi (A)	66,876	66,876
Operating lease liability	30,327	54,955
Total Liabilities	1,677,671	715,288
Noncontrolling interest in VIE	(477,021)	(473,384)
Total liabilities and stockholders’ deficiency	$1,200,650	$241,904

	Six months ended June 30,
Statements of operations:	2020	2019

Intercompany distribution income (A)	$6,615	$4,542

Royalty expense	-	127,500
Officers’ compensation	-	82,000
Other operating expenses – net	10,252	36,450
Total operating expenses	10,252	245,950
Net income (loss)	$(3,637)	$(241,408)
(A) Eliminated in consolidation

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2020 and 2019

(Unaudited)

7. INVENTORIES

Inventories consist of:

	June 30, 2020	December 31, 2019
Finished goods:
Hooters brands	$310,232	$286,123
Bellissima brands	261,711	199,580
BiVi brands	47,691	48,132
Total finished goods	619,634	533,835

Raw materials:
Hooters brands	36,966	39,965
Total raw materials	36,966	39,965

Total	$656,600	$573,800

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	June 30, 2020	December 31, 2019
Accounts payable	$767,758	$737,850
Accrued officers compensation	850,550	813,050
Accrued royalties	332,590	295,042
Other	11,235	6,621
Total	$1,962,133	$1,852,563

9. NOTES PAYABLE

Note payable consists of:

	June 30, 2020	December 31, 2019
Small Business Administration Payroll Protection Program forgivable loan payable	$28,458	$-
Amount due to a former Bellissima consultant pursuant to a Settlement and Release Agreement dated February 7, 2019, due December 31, 2019	-	40,000
Total	$28,458	$40,000

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

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

The 1,000 shares of Series C Preferred Stock, which were issued to Richard DeCicco on May 15, 2015 pursuant to the Securities Exchange Agreement (see Note 4) for the Company’s 51% investment in BiVi, entitled the holder in the event of a Sale (as defined) to receive out of the proceeds of such Sale (in whatever form, be it cash, securities, or other assets), a distribution from the Company equal to 76.93% of all such proceeds received by the Company prior to any distribution of such proceeds to all other classes of equity securities, including any series of preferred stock designated subsequent to this Series C Preferred Stock. Effective March 27, 2019, pursuant to a Preferred Stock Exchange Agreement, Mr. DeCicco exchanged the 1,000 shares of Series C Preferred Stock for 1,000,000 shares of Company common stock.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2020 and 2019

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

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

On May 29, 2020 and June 5, 2020, four holders converted a total of 552 shares of Series F Preferred Stock into a total of 883,200 shares of iconic common stock.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2020 and 2019

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

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

On February 24, 2020, the Company issued 100,000 shares of its common stock to William Clyde Elliot II pursuant to an Endorsement Agreement dated February 12, 2020 (see Note 13h). The $67,500 fair value of the 100,000 shares of Iconic common stock was charged to prepaid expenses and is being expensed over the term of the Endorsement Agreement.

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

Three and six months ended June 30, 2020 and 2019

(Unaudited)

From January 16, 2020 to February 24, 2020, two holders converted a total of 190 shares of Series F Preferred Stock into a total of 304,000 shares of Iconic common stock.

On May 1, 2020, the Company issued 275,000 shares of its common stock to an investor relations firm for services rendered to the Company. The $167,750 fair value of the 275,000 shares of Iconic common stock was expensed as investor relations in the three months ended June 30, 2020.

On June 1, 2020, the Company issued 75,000 shares of its common stock to a consultant for services rendered to the Company. The $51,750 fair value of the 75,000 shares of Iconic common stock was expensed as consulting fees in the three months ended June 30, 2020.

On June 2, 2020, the Company issued 50,000 shares of its common stock to a consulting firm entity for services rendered to the Company. The $35,500 fair value of the 50,000 shares of Iconic common stock was expensed as consulting fees in the three months ended June 30, 2020.

On May 29, 2020 and June 5, 2020, four holders converted a total of 552 shares of Series F Preferred Stock into a total of 883,200 shares of Iconic common stock.

Warrants

A summary of warrants activity for the period January 1, 2018 to June 30, 2020 follows:

Common shares Equivalent

Balance, January 1, 2018	534,000
Issued in the year ended December 31, 2018	2,361,198

Balance, December 31, 2018	2,895,198
Issued in the three months ended March 31, 2019	620,000

Balance, March 31, 2019	3,515,198

Exercise of warrants in connection with Warrant
Exercise Agreements dated May 8, 2019	(960,000)

Issuance of New Warrants in connection with
Warrant Exercise Agreements dated May 8, 2019	1,920,000

Balance, June 30, 2019	4,475,198
Issued in the three months ended September 30, 2019	5,000,000

Balance, September 30, 2019 and December 31, 2019	9,475,198
Issued in the three months ended March 31, 2020	1,180,000

Balance, March 31, 2020 and June 30, 2020	10,655,198

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2020 and 2019

(Unaudited)

Issued and outstanding warrants at June 30, 2020 consist of:

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

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% for the periods presented to income (loss) from continuing operations before income taxes. The sources of the difference are as follows:

	Six months ended June 30,
	2020	2019
Expected tax at 21%	$(289,002)	$(369,992)

Nontaxable unrealized gain on investment in and receivable from CAN B Corp.	(15,505)	-
Nondeductible stock-based compensation	108,745	162,897
Increase (decrease) in valuation allowance	195,762	207,095

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	June 30,	December 31,
	2020	2019

Net operating loss carryforward	$4,490,845	$4,295,083

Less valuation allowance	(4,490,845)	(4,295,083)

Deferred income tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of June 30, 2020 and December 31, 2019 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at June 30, 2020 and December 31, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

For the six months ended June 30, 2020 and 2019, royalties expense under this Agreement was $7,186 and $127,500, respectively.

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

The Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the six months ended June 30, 2020, the Marketing Fees expense (payable to QVC) was $264,472 and the direct response sales generated from QVC programs was $1,094,869.

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

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

For the six months ended June 30, 2020, we accrued a total of $207,500 officers compensation pursuant to these two Employment Agreements which was allocated 50% to Iconic ($103,750) and 50% to Bellissima ($103,750).

As of June 30, 2020 and December 31, 2019, accrued officers compensation was $850,550 and $813,050, respectively.

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

At June 30, 2020, the future minimum lease payments under these two non-cancellable operating leases were:

Year ended December 31, 2020	$50,448
Year ended December 31, 2021	51,643
Total	$102,091

The operating lease liabilities totaling $95,770 at June 30, 2020 as presented in the Consolidated Balance Sheets represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of $102,091 at June 30, 2020.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2020 and 2019

(Unaudited)

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

For the six months ended June 30, 2020, we expensed $58,191 in license fees relating to the Endorsement Agreement. As of June 30, 2020, prepaid license fees relating to the Endorsement Agreement was $84,309.

i. Concentration of sales

For the six months ended June 30, 2020 and 2019, sales consisted of:

	2020	2019
Bellissima product line:

QVC direct response sales	$1,094,869	$-
Other	267,683	263,507
Total Bellissima	1,362,552	263,507
BiVi product line	-	3,700
Hooters product line	98,934	-

Total	$1,461,486	$267,207

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

14. SUBSEQUENT EVENTS

On July 29, 2020 (see Note 3), we executed an Exchange Agreement with Can B Corp. (“CANB”) and delivered the 543,714 shares of CANB common stock (which we received in connection with our December 31, 2019 sale of our 51% equity interest in Green Grow Farms, Inc. to CANB) to CANB in exchange for CANB’s delivery of 1,000,000 shares of Iconic common stock to the Company. The July 24, 2020 closing price of Iconic common stock was $0.44 per share. In the quarterly period ended September 30, 2020, we will recognize treasury stock in the amount of $440,000 and we will recognize a loss of $633,835 from our investment in CANB common stock.

On August 7, 2020, the Company issued an aggregate of $2,100,000 face amount of 5% Original Issue Discount Promissory Notes (the “Notes”) to accredited investors for an aggregate purchase price of $2,000,000. The Notes are due on the earlier of: (i) September 4, 2020 (the “Maturity Date”); or (ii) the occurrence of an Event of Default (as defined). At the Company’s sole option, and so long as no Event of Default has occurred and is continuing, the Maturity Date may be extended by thirty (30) calendar days in exchange for an increase to the original issue discount of the Notes to 10%. The Company may prepay, in whole or in part, the principal sum and interest under the Notes without the prior written consent of holders. The Notes are unsecured obligation of the Company, however the Company has agreed that is shall not incur any other indebtedness which is senior in preference to the Notes.

The outstanding principal amount of the Notes together with all accrued and unpaid interest thereunder shall be exchangeable into such securities as may be issued by the Company in the Qualified Financing (as defined). In addition, if the Notes have not been exchange in connection with a Qualified Financing, the holders shall have the right, in their sole discretion, to convert the principal balance of the Notes (including the original issue discount), in whole or in part, into securities of the Company (or its successor or parent) (a “Conversion”) being issued in any private or public offering of equity securities of the Company (or its successor or parent) (an “Offering”) announced while the Notes are outstanding, upon the terms and conditions of the Offering, at a rate equal to, for each $1 of principal amount of this Note surrendered, $1 of new consideration offered for such securities. Finally, at the holders sole option, to the extent that such Offering is not consummated at least two (2) business days prior to the Maturity Date, the holder shall be entitled to revoke its Conversion election and, upon such revocation, all outstanding amounts owing under the Notes shall be due and payable on the Maturity Date in accordance with the terms of the Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; health epidemics such as COVID-19; and other risks that might be detailed from time to time in our filings with the SEC.

Although the forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the Company’s unaudited financial statements and related notes elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Summary Overview

Overview

We are a lifestyle branding company with the highest expertise of developing, from inception to completion, alcoholic beverages for ourselves and third parties. We market and place products into national distribution through long-standing industry relationships. We are a leader in “Celebrity Branding” of beverages, procuring superior and unique products from around the world and branding our products with internationally recognized celebrities. We currently market and sell the following products:

•	Bellissima Prosecco – these products comprise a line of all-natural and Vegan Prosecco and Sparkling Wine made with organic grapes, including a Zero Sugar, Zero Carb option, a DOC Brut and a Sparkling Rose;

•	Bella Sprizz Apertifs - these products comprise a line of aperitifs consisting of three different expressions, a classic Italian aperitif, an all-natural elderflower aperitif and a classic Italian bitter;

•	BiVi Vodka – this product is made from semolina wheat grown out of the rich volcanic soil and pure mountain spring water of Sicily; and

•	Hooters Spirits – these products comprise a line of private-label premium spirits that are sold under the Hooters brand. The full line of Hooters Spirits includes Vodka, Gin, Rum (Dark & Light), Tequila (Silver & Gold), American Whiskey and Hooters Heat Cinnamon Whiskey.

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

In addition, we market and sell a line of private-label premium spirits under the Hooters brand, including Vodka, Gin, Rum (Dark & Light), Tequila (Silver & Gold), American Whiskey and Hooters Heat Cinnamon Whiskey, pursuant to a Marketing and Distribution Agreement entered into between us and United Spirits, Inc., a company owned and managed by Richard DeCicco, the President, Chief Executive Officer, Chief Financial Officer and Director of the Company, which we treat as a variable interest entity.

Recent Developments

Exchange Agreement

On August 4, 2020, we entered into an Exchange Agreement, effective as of July 29, 2020, with Can B Corp., a Florida corporation fka Canbiola, Inc. (“CANB”), pursuant to which we agreed to exchange the one million (1,000,000) shares of common stock of CANB (the “CANB Shares”) that we owned for the five hundred forty-three thousand seven hundred fourteen (543,714) shares of the Company’s common stock (the “ICNB Shares”) that were owned by CANB. The ICNB Shares were originally issued by us, in May 2019, in connection with the purchase of Green Grow Farms, Inc. from New York Farms Group, Inc. In addition, as previously reported, we subsequently sold our interests in Green Grow to CANB for the CANB Shares pursuant to a Stock Purchase Agreement dated December 4, 2019, as amended on January 27, 2020.

5% Original Issue Discount Promissory Notes

On August 7, 2020, we issued an aggregate of $2,100,000 face amount of 5% Original Issue Discount Promissory Notes (the “Notes”) to accredited investors for an aggregate purchase price of $2,000,000. The Notes are due on the earlier of: (i) September 4, 2020 (the “Maturity Date”); or (ii) the occurrence of an Event of Default (as defined). At our sole option, and so long as no Event of Default has occurred and is continuing, the Maturity Date may be extended by thirty (30) calendar days in exchange for an increase to the original issue discount of the Notes to 10%. We may prepay, in whole or in part, the principal sum and interest under the Notes without the prior written consent of holders. The Notes are unsecured obligations, however we have agreed that we shall not incur any other indebtedness which is senior in preference to the Notes.

The outstanding principal amount of the Notes together with all accrued and unpaid interest thereunder shall be exchangeable into such securities as may be issued by us in a Qualified Financing (as defined). In addition, if the Notes have not been exchange in connection with a Qualified Financing, the holders shall have the right, in their sole discretion, to convert the principal balance of the Notes (including the original issue discount), in whole or in part, into securities of the Company (or its successor or parent) (a “Conversion”) being issued in any private or public offering of equity securities of the Company (or its successor or parent) (an “Offering”) announced while the Notes are outstanding, upon the terms and conditions of the Offering, at a rate equal to, for each $1 of principal amount of this Note surrendered, $1 of new consideration offered for such securities. Finally, at the holders sole option, to the extent that such Offering is not consummated at least two (2) business days prior to the Maturity Date, the holder shall be entitled to revoke its Conversion election and, upon such revocation, all outstanding amounts owing under the Notes shall be due and payable on the Maturity Date in accordance with the terms of the Notes.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Introduction

We had sales of $1,055,600 for the three months ended June 30, 2020 and $145,294 for the three months ended June 30, 2019, an increase of $910,306. Our operating expenses were $1,265,477 for the three months ended June 30, 2020, compared to $855,991 for the three months ended June 30, 2019, an increase of $409,486 or approximately 48%. Our net operating loss was ($537,937) for the three months ended June 30, 2020, compared to ($779,503) for the three months ended June 30, 2019, a decrease of $241,566 or approximately 31%.

We had sales of $1,461,486 for the six months ended June 30, 2020 and $267,207 for the six months ended June 30, 20219, an increase of $1,194,279. Our operating expenses were $2,331,035 for the six months ended June 30, 2020, compared to $1,878,833 for the six months ended June 30, 2019, an increase of $452,202 or approximately 24%. Our net operating loss was ($1,450,035) for the six months ended June 30, 2020, compared to ($1,761,867) for the six months ended June 30, 2019, a decrease of $311,832 or approximately 18%.

Revenues and Net Operating Loss

Our operations for the three months ended June 30, 2020 and 2019 were as follows:

	June 30,	June 30,	Increase /
	2020	2019	(Decrease)

Sales	$1,055,600	$145,294	$910,306
Cost of Sales	328,060	68,806	259,254
Gross Profit	727,540	76,488	651,052

Operating expenses:
Officers compensation	103,750	103,750
Professional and consulting	275,134	418,566	(143,432)
Royalties	21,584	78,279	(56,695)
Investor relations	195,151	-	195,151
Marketing and advertising	146,528	37,414	109,114
Travel and entertainment	(279)	79,445	(79,724)
Other operating expenses, including fulfillment and occupancy	523,609	138,537	385,072
Total operating expenses	1,265,477	855,991	409,486

Net operating income (loss)	(537,937)	(779,503)	(241,566)
Unrealized gain on investment	73,835	-	73,835

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	(87,606)	90,396	(178,002)
Net income (loss) attributable to Iconic Brands, Inc	(551,708)	(689,107)	(137,399)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, and the line of Hooters brand products introduced in August 2019. Sales were $1,055,600 for the three months ended June 30, 2020 and $145,294 for the three months ended June 30, 2019, an increase of $910,306 or approximately 626%. The increase in sales was primarily due to continued expansion of the QVC Network sales of our Bellissima products, which accounted for $862,000 of sales for the three months ended June 30, 2020 as compared to $0 for the three months ended June 30, 2019.

Cost of Sales

Cost of sales was $328,060, or approximately 31% of sales, for the three months ended June 30, 2020 and $68,806, or approximately 47% of sales, for the three months ended June 30, 2019. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. The decrease in cost of sales as a percentage of sales is due primarily to product mix and slightly lower production costs. There is a higher fulfillment cost associated with the sale of products on the QVC network which is detailed in the discussion below.

Officers Compensation

Officers compensation was $103,750 for the three months ended June 30, 2020 and 2019. Officers compensation is paid to our two executives.

Professional and Consulting Fees

Professional and consulting fees were $275,134 for the three months ended June 30, 2020 and $418,566 for the three months ended June 30, 2019, a decrease of $143,432. Professional and consulting fees consist primarily of legal and accounting and auditing services. The decrease was a result of lower professional fees incurred.

Royalties

Royalties were $21,584, or approximately 2% of sales, for the three months ended June 30, 2020 and $78,279 for the three months ended June 30, 2019, a decrease of $56,695 or approximately 54% of sales. Royalties decreased primarily due to the fact that sales to QVC in 2020 did not have a royalty associated with them whereas in 2019 we paid a royalty advance on our Hooters product line.

Marketing and Advertising

Marketing and advertising expenses were $146,528 for the three months ended June 30, 2020 and $37,414 for the three months ended June 30, 2019, an increase of $109,114 or approximately 291%. The increase was a result of marketing fees associated with the QVC sales channel.

Travel and Entertainment

Travel and entertainment expenses were $(279) for the three months ended June 30, 2020 and $79,445 for the three months ended June 30, 2019, a decrease of $79,724 or approximately 100%. The decrease is a result of limited to no travel during the three months ended June 30, 2020 due to the COVID-19 environment. During the three months ended June 30, 2019, Company personnel attended numerous product development events.

Investor relations

Investor relation expenses were $195,151 for the three months ended June 30, 2020 and $0 for the three months ended June 30, 2019, an increase of $195,151. The increase was primarily related to costs associated with investor relations, as well as stock based expenses incurred as a result of the issuance of shares to the our investor relations advisory firm.

Other Operating Expenses

Other operating expenses were $523,609 for the three months ended June 30, 2020 and $138,537 for the three months ended June 30, 2019, an increase of $385,072 or approximately 278%. The increase was primarily related to fulfillment costs of $197,000 associated with the sale of products on the QVC network.

Income (Loss) from Operations

We had a (loss) from operations of ($537,937) for the three months ended June 30, 2020 and ($779,503) for the three months ended June 30, 2019, an decrease of $241,566 or approximately 31%. Our loss from operations decreased, as set forth above, primarily because certain operating expenses, marketing and advertising and other operating expenses, increased, offset by an increase in sales.

Net Loss attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

The net loss attributable to noncontrolling interests in subsidiaries and variable interest entity represents 49% of the net loss of Bellissima, BiVi and Green Grow (which we own 51%) and 100% of United Spirits (which we own 0%) and is accounted for as a reduction in the net loss attributable to the Company. This net loss was $(87.606) for the three months ended June 30, 2020 and generated income of $90,396 for the three months ended June 30, 2019, a decrease of $178,002.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was ($551,708) for the three months ended June 30, 2020 and ($689,107) for the three months ended June 30, 2019, a decrease of $137,399 or approximately 20%. The net loss from Iconic Brands decreased primarily due to an increase in sales volume.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Our operations for the six months ended June 30, 2020 and 2019 were as follows:

	June 30,	June 30,	Increase /
	2020	2019	(Decrease)

Sales	$1,461,486	$267,207	$1,194,279
Cost of Sales	580,486	150,241	430,245
Gross Profit	881,000	116,966	764,034

Operating expenses:
Officers compensation	207,500	289,500	(82,000)
Professional and consulting	461,923	867,085	(405,162)
Royalties	37,548	153,467	(115,919)
Investor relations	556,840	-	556,840
Marketing and advertising	275,173	83,881	191,292
Travel and entertainment	19,190	143,714	(124,524)
Other operating expenses, including fulfillment and occupancy	772,861	341,186	431,675
Total operating expenses	2,331,035	1,878,833	452,202

Net operating income (loss)	(1,450,035)	(1,761,867)	(311,832)
Unrealized gain on investment	73,835	-	73,835

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	(13,428)	400,093	(413,521)
Net income (loss) attributable to Iconic Brands, Inc	(1,389,628)	(1,361,774)	(27,854)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, and the line of Hooters brand products introduced in August 2019. Sales were $1,461,486 for the six months ended June 30, 2020 and $267,207 for the six months ended June 30, 2019, an increase of $1,194,279 or approximately 446%. The increase in sales was primarily due to continued expansion of the QVC Network sales of our Bellissima products, which accounted for $1,104,000 of sales for the six months ended June 30, 2020 as compared to $0 for the six months ended June 30, 2019.

Cost of Sales

Cost of sales was $580,486, or approximately 40% of sales, for the six months ended June 30, 2020 and $150,241, or approximately 56% of sales, for the six months ended June 30, 2019. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. The decrease in cost of sales as a percentage of sales is due primarily to product mix and slightly lower production costs. There is a higher fulfillment cost associated with the sale of products on the QVC network which is detailed in the discussion below.

Officers Compensation

Officers compensation was $207,500 for the six months ended June 30, 2020 and $289,500 for the six months ended June 30, 2019, a decrease of $82,000. Officers compensation in 2019 includes a catch-up accrual of $82,000 relating to employment agreements executed on April 1, 2018 with our two officers.

Professional and Consulting Fees

Professional and consulting fees were $461,923 for the six months ended June 30, 2020 and $867,085 for the six months ended June 30, 2019, a decrease of $405,162. Professional and consulting fees consist primarily of legal and accounting and auditing services. The decrease was a result of lower professional fees incurred.

Royalties

Royalties were $37,548, or approximately 2.5% of sales, for the six months ended June 30, 2020 and $153,467, or approximately 57% for the six months ended June 30, 2019, a decrease of $115,919. Royalties decreased primarily due to the fact that sales to QVC in 2020 did not have a royalty associated with them whereas in 2019 we paid a royalty advance on our Hooters product line.

Marketing and Advertising

Marketing and advertising expenses were $275,173 for the six months ended June 30, 2020 and $83,881 for the six months ended June 30, 2019, an increase of $191,292, or approximately 228%. The increase was a result of marketing fees associated with the QVC sales channel.

Travel and Entertainment

Travel and entertainment expenses were $19,190 for the six months ended June 30, 2020 and $143,714 for the six months ended June 30, 2019, a decrease of $124,524 or approximately 87%. The decrease is a result of limited to no travel during the six months ended June 30, 2020 due to the COVID-19 environment. During the six months ended June 30, 2019, Company personnel attended numerous product development events.

Investor relations

Investor relation expenses were $556,840 for the six months ended June 30, 2020 and $0 for the six months ended June 30, 2019, an increase of $556,840. The increase was primarily related to costs associated with investor relations, as well as stock based expenses incurred as a result of the issuance of shares to the our investor relations advisory firm.

Other Operating Expenses

Other operating expenses were $772,861 for the six months ended June 30, 2020 and $341,186 for the six months ended June 30, 2019, an increase of $431,675 or approximately 127%. The increase was primarily related to fulfillment costs of $247,000 associated with the sale of products on the QVC network and costs associated with equity financing transactions.

Income (Loss) from Operations

We had a (loss) from operations of ($1,450,035) for the six months ended June 30, 2020 and ($1,761,867) for the six months ended June 30, 2019, an decrease of $311,832, or approximately 18%. Our loss from operations decreased, as set forth above, primarily because certain operating expenses, marketing and advertising and other operating expenses, increased, offset by an increase in sales.

Net Loss attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

The net loss attributable to noncontrolling interests in subsidiaries and variable interest entity represents 49% of the net loss of Bellissima, BiVi and Green Grow (which we own 51%) and 100% of United Spirits (which we own 0%) and is accounted for as a reduction in the net loss attributable to the Company. This net loss was ($13,428) for the six months ended June 30, 2020 and was income of $400,093 for the six months ended June 30, 2019, a decrease of $413,521.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was ($1,389,628) for the six months ended June 30, 2020 and ($1,361,774) for the six months ended June 30, 2019, an increase of $27,854, or approximately 2%. The net loss from Iconic Brands increased primarily because of lower net income of $413,521 attributable to noncontrolling interests in subsidiaries and variable interest entity, higher operating costs of $452,202 offset by increased sales and resulting gross margin of $764,034

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2020 and June 30, 2019, we had negative operating cash flows. Our cash on hand as of June 30, 2020 was $672,372, which was derived from the sale of Series G preferred stock and warrants. Our monthly cash flow burn rate for 2019 was approximately $228,000, and our monthly burn rate through the six months ended June 30, 2020 was approximately $147,000. We have strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2020 and December 31, 2019, respectively, were as follows:

	June 30,	December 31,
	2020	2019	Change

Cash	$672,372	238,638	433,734
Total Current Assets	1,926,898	1,411,185	515,713
Total Assets	3,111,513	2,568,021	543,492
Total Current Liabilities	2,091,838	2,028,676	63,162
Total Liabilities	$2,114,747	2,077,823	36,924

Our cash increased $433,734 and total current assets increased $515,713. Our total current liabilities increased $63,162 as our accounts payable and accrued expenses increased, reflecting our increase in professional and consulting fees. Our total liabilities increased $36,924. Our stockholders’ equity increased from $490,198 to $996,766 due primarily to proceeds from the sale of preferred stock.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2020 was $672,372. Based on our minimal sales and annualized monthly burn rate of approximately $147,000 per month, we will need to raise additional funding through strategic relationships, public or private equity or debt financings. If such funding is not available, or not available on terms acceptable to us, our current development plans may be curtailed.

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

Sources and Uses of Cash

Operations

We had net cash used in operating activities for the six months ended June 30, 2020 of ($879,271), compared to ($705,021) for the six months ended June 30, 2019. For the six months ended June 30, 2020, the net cash used in operating activities consisted primarily of our net loss of ($1,389,628) plus a net loss attributable to non-controlling interests in our subsidiaries of ($13,428) and inventories of increase ($82,800), offset primarily by stock-based compensation of $517,832. For the six months ended June 30, 2019, the net cash used in operating activities consisted primarily of our net loss of ($1,361,774), offset by net income attributable to our subsidiaries of $400,093 and stock based compensation of $775,700.

Investments

Except for $8,708 of furniture purchases incurred in 2020 and $5,000 of leasehold improvements in 2019, we had no investing activities for the six months ended June 30, 2020 or June 30, 2019.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2020 was $1,296,713, compared to $817,078 for the six months ended June 30, 2019, which consisted principally of proceeds from the sale of our Series G preferred stock and warrants.

January 2020 Financing

On January 12, 2020, we entered into securities purchase agreements (collectively, the “Purchase Agreement”) with certain accredited investors for the sale of an aggregate of 1,500 shares of our series G convertible preferred stock (the “Series G Convertible Preferred Stock”), and warrants (the “Warrants”) to purchase 1,200,000 shares of our common stock for gross proceeds of $1,500,000, before deducting placement agent and other offering expenses. The terms of the Series G Convertible Preferred Stock are set forth under Items 3.02 and 5.03 below.

The Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $1.25 per share (the “Exercise Price”). The Investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement.

The conversion price of the Series G Convertible Preferred Stock and the exercise price of the Warrants are subject to anti-dilution adjustment for subsequent lower price issuances by us, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The Series G Convertible Preferred Stock and the Warrant each contain a beneficial ownership limitation that restricts each of the Investor’s ability to exercise the Warrants and convert the Series G Convertible Preferred Stock such that the number of shares of our common stock held by each of them and their affiliates after such conversion or exercise does not exceed 4.99% or 9.99% (at the election of the Investor) of our then issued and outstanding shares of common stock.

The Purchase Agreement also provides that until the 18 month anniversary of the date of the Purchase Agreement, in the event of a subsequent financing (except for certain exempt issuances as provided in the Purchase Agreement) by us, each Investor that invested over $500,000 pursuant to the Purchase Agreement will have the right to participate in such subsequent financing up to an amount equal to the Investor’s proportionate share of the subsequent financing based on such Investor’s participation in this private placement on the same terms, conditions and price provided for in the subsequent financing up to an amount equal to 50% of the subsequent financing. The Purchase Agreements also provide that for as long as the Series G Convertible Preferred Stock or Warrants are outstanding, if we effect a subsequent financing, an Investor may elect, in its sole discretion, to exchange all or a portion of the Series G Convertible Preferred Stock then held by such Investor for any securities issued in a subsequent financing on a $1.00 for $1.00 basis, provided such subsequent financing is not a firm commitment underwritten offering.

From the date of the Purchase Agreement until the date that is the earlier of (i) nine (9) months following the date of the Purchase Agreement and (ii) the date that the VWAP for 10 consecutive Trading Days following January 12, 2020 is greater than $1.25, subject to adjustment, we shall not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents (as defined in the Purchase Agreement).

We also entered into separate Registration Rights Agreements with the Investors, pursuant to which we agreed to undertake to file a registration statement to register the resale of the shares underlying the Series G Convertible Preferred Stock and Warrants within ten (10) days following the date of written demand by the lead investor (the “Demand Date”) , and to maintain the effectiveness of the registration statement until all of such shares of Common Stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions. If we fail to file the registration statement or have it declared effective by the dates set forth above, among other things, we are obligated to pay the investors liquidated damages in the amount of 1% of their subscription amount, per month, until such events are satisfied.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our principal executive and financial officer does not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer is determined to make our disclosure controls and procedures effective; however, in designing an evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the quarter ended June 30, 2020.

On June 1, 2020, the Company issued 75,000 shares of its common stock to a consultant for services rendered to the Company.

On May 1, 2020, the Company issued 275,000 shares of its common stock to an investor relations firm for services rendered to the Company.

On June 2, 2020, the Company issued 50,000 shares of its common stock to a consulting firm for services rendered to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description of Exhibits

10.1	Exchange Agreement by and among the Company and Can B Corp dated as of July 29, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 10, 2020)

10.2	Form of 5% Original Issue Discount Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 10, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

_______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iconic Brands, Inc.

Dated: August 19, 2020	By:	/s/ Richard J. DeCicco
Richard J. DeCicco
	Its:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

