Form 10-Q
period 2020-09-30
Iconic Brands, Inc.
filed 2020-11-16
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

N/A

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

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

As of November 16, 2020, the registrant had 17,448,881 shares of common stock, $0.001 par value per share, issued and outstanding.

ICONIC BRANDS, INC.

2

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those set forth in “Item 1A. – Risk Factors” in our Annual Report on Form 10-K, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Any forward-looking statements speak only as of the date on which they are made, and we disclaim any obligation to publicly update or release any revisions of these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable law.

3

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2020 and 2019

Iconic Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$499,100	$263,638
Accounts receivable (less allowance for doubtful accounts of $84,766 and $26,513, respectively)	345,767	573,747
Inventories	689,224	573,800
Prepaid expenses	42,155	-

Total current assets	1,576,246	1,411,185

Right-of-use assets, less accumulated amortization of $194,037 and $125,921, respectively	68,720	136,836
Leasehold improvements, furniture, and equipment (less accumulated depreciation and amortization of $19,431 and $0, respectively)	20,277	20,000
Investment in and receivable from Can B Corp	-	1,000,000

Total assets	$1,665,243	$2,568,021

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of operating lease liabilities	$61,152	$90,982
Accounts payable and accrued expenses	2,257,940	1,852,563
Loans payable to officer and affiliated entity-noninterest bearing and due on demand	24,063	45,131
Notes payable	28,458	40,000

Total current liabilities	2,371,613	2,028,676

Non-current portion of operating lease liabilities	11,597	49,147
Total liabilities	2,383,210	2,077,823
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $.001 par value; authorized 100,000,000 shares:
Series A, 1 and 1 share issued and outstanding, respectively	1	1
Series E, 2,115,224 and 2,790,224 shares issued and outstanding, respectively	2,115	2,790
Series F ($1,000 per share stated value), 2,413.75 and 3,155.75 shares issued and outstanding, respectively	2,413,750	3,155,750
Series G ($1,000 per share stated value), 1,475 and 0 shares issued and outstanding, respectively	1,475,000	-

Common stock, $.001 par value; authorized 200,000,000 shares, 17,268,881 and 14,576,681 shares issued respectively	17,269	14,577

Treasury stock, at cost – 1,000,000 shares common stock	(516,528)	-

Additional paid-in capital	22,430,430	21,282,679

Accumulated deficit	(25,534,477)	(22,925,748)

Total Iconic Brands, Inc. stockholders’ equity	287,560	1,530,049

Noncontrolling interests in subsidiaries and variable interest entity	(1,005,527)	(1,039,851)

Total stockholders' equity	(717,967)	490,198

Total liabilities and stockholders' equity	$1,665,243	$2,568,021

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Sales	$712,198	$267,619	$2,173,684	$534,826
Cost of Sales	269,763	120,790	850,249	271,031
Gross profit	442,435	146,829	1,323,435	263,795

Operating expenses:
Officers compensation	103,750	103,750	311,250	393,250
Professional and consulting fees	330,282	147,048	792,205	1,014,133
Royalties	133,706	25,243	171,254	178,710
Marketing and advertising	322,479	305,222	597,652	389,103
Fulfillment	61,949	-	308,636	-
Occupancy costs	32,951	47,312	79,113	102,867
Travel and entertainment	1,281	92,400	20,471	236,114
Investor relations	(31,392)	-	525,448	-
Provision for doubtful accounts	58,253	-	58,253	-
Other	67,077	430,023	547,089	715,654

Total operating expenses	1,080,336	1,150,998	3,411,371	3,029,831

Operating loss	(637,901)	(1,004,169)	(2,087,936)	(2,766,036)

Loss on investment in and receivable from Can B Corp	(557,307)	-	(483,472)	-

Net loss	(1,195,208)	(1,004,169)	(2,571,408)	(2,766,036)

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	(23,893)	35,846	(37,321)	435,939

Net loss attributable to Iconic Brands, Inc.	$(1,219,101)	$(968,323)	$(2,608,729)	$(2,330,097)

Net loss per common share – basic and diluted	$(0.08)	$(0.08)	$(0.16)	$(0.24)

Weighted average common shares
Outstanding and to be issued to Escrow Agent (as defined in Note 11) – basic and diluted	16,268,881	12,525,768	16,066,664	9,742,957

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Series A Preferred stock, $.001 par		Series C Preferred stock, $.001 par		Series D Preferred stock, $.001 par		Series E Preferred stock, $.001 par		Series F Preferred stock, $1,000 stated value per share		Series G Preferred stock, $1,000 stated value per share		Common Stock, $.001 par		Common Stock to be issued to Escrow Agent, $0.001 par		Treasury Stock		Additional Paid-in	Noncontrolling Interests in Subsidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total
Nine Months Ended September 30, 2020

Balance at January 1, 2020	1	$1	-	$-	-	$-	2,790,224	$2,790	3,156	$3,155,750	-	$-	14,576,681	$14,577	-	-	-	-	$21,282,679	$(1,039,851)	$(22,925,748)	$490,198
Sale of Series G Preferred stock and warrants	-	-	-	-	-	-	-	-	-	-	1,475	1,475,000	-	-	-	-	-	-	-	-	-	1,475,000
Placement agent fees and stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	375,000	375	-	-	-	-	(150,375)	-	-	(150,000)
Issuance of common stock in exchange for Series E Preferred stock	-	-	-	-	-	-	(675,000)	(675)	-	-	-	-	270,000	270	-	-	-	-	405	-	-	-
Issuance of common stock in exchange for Series F Preferred stock	-	-	-	-	-	-	-	-	(190)	(190,000)	-	-	304,000	304	-	-	-	-	189,696	-	-	-
Issuance of common stock in exchange for services rendered and to be rendered	-	-	-	-	-	-	-	-	-	-	-	-	460,000	460	-	-	-	-	302,308	-	-	302,768
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(74,178)	(837,920)	(912,098)

Balance at March 31, 2020	1	1	-	-	-	-	2,115,224	2,115	2,966	2,965,750	1,475	1,475,000	15,985,681	15,986	-	-			21,624,713	(1,114,029)	(23,763,668)	1,205,868

Issuance of common stock in exchange for Series F Preferred stock	-	-	-	-	-	-	-	-	(552)	(552,000)	-	-	883,200	883	-	-			551,117	-	-	-
Issuance of common stock in exchange for services	-	-	-	-	-	-	-	-	-	-	-	-	400,000	400	-	-			254,600	-	-	255,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	87,606	(551,708)	(464,102)

Balance at June 30, 2020	1	$1	-	-	-	-	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	17,268,881	$17,269	-	-			$22,430,430	$(1,026,423)	$(24,315,376)	$996,766
Treasury stock acquired from Can B Corp	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,000,000)	(516,528)	-	-	-	(516,528)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	23,893	(1,219,101)	(1,195,208)

Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,997)	-	(2,997)

Balance at September 30, 2020	1	$1	-	-	-	-	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	17,268,881	$17,269	-	-	(1,000,000)	(516,528)	$22,430,430	$(1,005,527)	$(25,534,477)	$(717,967)

Nine Months Ended September 30, 2019

Balance, January 1, 2019 (as previously reported)	1	$1	1,000	$1	10	$-	6,602,994	$6,603	-	$-	-	$-	5,440,312	$5,440	534,203	$534			$18,798,438	$(615,300)	$(21,233,083)	$(3,037,366)

Cumulative effect adjustment relating to reduction of derivative liability on warrants, pursuant to ASU 2017-11	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-	2,261,039	2,261,039

Balance, January 1, 2019 (as adjusted)	1	1	1,000	1	10	-	6,602,994	6,603	-	-	-	-	5,440,312	5,440	534,203	534			18,798,438	(615,300)	(18,972,044)	(776,327)

Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-	-	-	-	-	534,203	534	(534,203)	(534)			-	-	-	-
Sale of Series E Preferred stock and warrants in connection with Securities Purchase Agreement dated September 27, 2018	-	-	-	-	-	-	1,362,520	1,363	-	-	-	-	-	-	-	-	-	-	339,267	-	-	340,630

	Series A Preferred stock, $.001 par		Series C Preferred stock, $.001 par		Series D Preferred stock, $.001 par		Series E Preferred stock, $.001 par		Series F Preferred stock, $1,000 stated value per share		Series G Preferred stock, $1,000 stated value per share		Common Stock, $.001 par		Common Stock to be issued to Escrow Agent, $0.001 par		Treasury Stock		Additional Paid-in	Noncontrolling Interests in Subsidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total
Issuance of common stock in connection with Settlement and Release Agreement dated February 7, 2019	-	-	-	-	-	-	-	-	-	-	-	-	120,000	120	-	-			91,080	-	-	91,200
Issuance of common stock in connection with Business Development Agreement dated March 15, 2019	-	-	-	-	-	-	-	-	-	-	-	-	150,000	150	-	-			199,350	-	-	199,500
Issuance of common stock in exchange for the surrender of Series C Preferred stock on March 27, 2019	-	-	(1,000)	(1)	-	-	-	-	-	-	-	-	1,000,000	1,000	-	-			(999)	-	-	-
Issuance of common stock in exchange for the surrender of Series D Preferred stock on March 27, 2019	-	-	-	-	(10)	-	-	-	-	-	-	-	1,000,000	1,000	-	-			(1,000)	-	-	-
Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			(1)	-	258	257
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	(309,697)	(672,667)	(982,364)
Balance, March 31, 2019	1	1	-	-	-	-	7,965,514	7,966	-	-	-	-	8,244,515	8,244	-	-			19,426,135	(924,997)	(19,644,453)	(1,127,104)

Issuance of common stock in exchange for Series E Preferred stock on April 23, 2019 and May 17, 2019	-	-	-	-	-	-	(1,473,398)	(1,473)	-	-	-	-	589,359	589	-	-			884	-	-	-
Exercise of warrants at $0.32 per share pursuant to Warrant Exercise Agreements dated May 9, 2019	-	-	-	-	-	-	-	-	-	-	-	-	960,000	960	-	-			306,240	-	-	307,200
Issuance of common stock in connection with Share Exchange Agreement dated April 17, 2019	-	-	-	-	-	-	-	-	-	-	-	-	2,000,000	2,000	-	-			1,248,000	-	-	1,250,000
Issuance of common stock in connection with Consulting Agreement dated April 15, 2019	-	-	-	-	-	-	-	-	-	-	-	-	50,000	50	-	-			94,950	-	-	95,000
Issuance of common stock in connection with Consulting Agreement dated May 23, 2019	-	-	-	-	-	-	-	-	-	-	-	-	250,000	250	-	-			389,750	-	-	390,000
Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-	(258)	(258)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(90,396)	(689,107)	(779,503)
Balance, June 30, 2019	1	$1	-	$-	-	$-	7,167,116	$7,167	-	$-	-	$-	12,093,874	$12,094	-	$-	-	-	$21,634,034	$(1,015,393)	$(20,333,818)	$304,085

	Series A Preferred stock, $.001 par		Series C Preferred stock, $.001 par		Series D Preferred stock, $.001 par		Series E Preferred stock, $.001 par		Series F Preferred stock, $1,000 stated value per share		Series G Preferred stock, $1,000 stated value per share		Common Stock, $.001 par		Common Stock to be issued to Escrow Agent, $0.001 par		Treasury Stock		Additional Paid-in	Noncontrolling Interests in Subsidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total
Sale of Series F Preferred stock and warrants in connection with Securities Purchase Agreement dated July 18, 2019	-	-	-	-	-	-	-	-	3,125	3,125,000	-	-	-	-	-	-	-	-	-	-	-	3,125,000
Placement agent commissions, expenses and stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	781,250	781	-	-	-	-	(323,281)	-	-	(322,500)
Exchange of Series E Preferred stock for Series F Preferred stock	-	-	-	-	-	-	(2,725,000)	(2,725)	681	681,250	-	-	-	-	-	-	-	-	(678,525)	-	-	-
Issuance of common stock in exchange for Series E Preferred stock	-	-	-	-	-	-	(1,000,000)	(1,000)	-	-	-	-	400,000	400	-	-			600	-	-	-
Issuance of common stock in exchange for Series F Preferred stock	-	-	-	-	-	-	-	-	(142)	(142,000)	-	-	227,200	227	-	-	-	-	14,773	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(35,846)	(968,323)	(1,004,169)
Balance, September 30, 2019	1	$1	-	$-	-	$-	3,442,116	$3,442	3,664	$3,664,250	-	$-	13,502,324	$13,502	-	$-	-	-	$20,774,601	$(1,051,239)	$(21,302,141)	$2,102,416

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net loss attributable to Iconic Brands, Inc.	$(2,608,729)	$(2,330,097)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net income (loss) attributable to noncontrolling interests in subsidiaries and variable interest entity	37,321	(435,939)
Issuance of note payable to consultant	-	50,000
Stock-based compensation	537,800	775,700
Depreciation and amortization	19,431	-
Loss on investment in and receivable from Can B Corp	483,472	-
Changes in operating assets and liabilities:
Accounts receivable	227,980	(79,431)
Inventories	(115,424)	(460,878)
Prepaid expenses	(22,187)	-
Notes receivable from related parties of Green Grow Farms, Inc.	-	(287,700)
Accounts payable and accrued expenses	403,116	359,473

Net cash used in operating activities	(1,037,220)	(2,408,872)

Investing Activities:
Leasehold improvements	(11,000)	(15,000)
Furniture and equipment	(8,708)	-

Net cash used in investing activities	(19,708)	(15,000)

Financing Activities:
Proceeds from sale of Series G Preferred stock and warrants (net of placement agent fees of $150,000)	1,325,000	-
Proceeds from sale of Series F Preferred stock and warrants (net of placement agent fees of $322,500)	-	2,802,500
Proceeds from sale of Series E Preferred stock and warrants	-	509,380
Proceeds from exercise of warrants	-	307,200
Proceeds from note payable	28,458	-
Repayment of note payable	(40,000)	-
Loans payable to officer and affiliated entity	(21,068)	(16,369)

Net cash provided by financing activities	1,292,390	3,602,711

Increase (decrease) in cash and cash equivalents	235,462	1,178,839

Cash and cash equivalents, beginning of period	263,638	191,463

Cash and cash equivalents, end of period	$499,100	$1,370,302

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock to Escrow Agent in connection with Settlement Agreement and Amended settlement Agreement	$-	$534

Exchange of Series E Preferred stock for Series F Preferred stock	$-	$681,250

Issuance of common stock in exchange for the surrender of Series C Preferred stock and Series D Preferred stock	$-	$2,000

Issuance of common stock in exchange for Series E Preferred stock	$270	$989

Issuance of common stock in exchange for Series F Preferred Stock	$1,187	$-

Purchase of treasury stock (1,000,000 shares of common stock) in connection with exchange of 543,714 shares of Can B Corp common stock	$516,528	$-
Issuance of common stock and note payable in connection with acquisition of 51% of Green Grow Farms, Inc.	$-	$1,450,000

See notes to consolidated financial statements.

Iconic Brands, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

 (Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Iconic Brands, Inc., formerly Paw Spa, Inc. (“Iconic”), was incorporated in the State of Nevada on October 21, 2005. Effective December 31, 2016, Iconic closed on a May 15, 2015 agreement to acquire a 51% interest in BiVi LLC (“BiVi”), the brand owner of “BiVi 100 percent Sicilian Vodka,” and closed on a December 13, 2016 agreement to acquire a 51% interest in Bellissima Spirits LLC (“Bellissima”), the brand owner of Bellissima sparkling wines. These transactions involved entities under common control with Iconic’s chief executive officer and represented a change in reporting entity. The financial statements of the Company (as defined in Note 2) have been retrospectively adjusted to reflect the operations of BiVi and Bellissima from their inception.

BiVi was organized in Nevada on May 4, 2015. Bellissima was organized in Nevada on November 23, 2015.

Effective May 9, 2019, Iconic closed on a share exchange agreement to acquire a 51% interest in Green Grow Farms, Inc. (“Green Grow”), an entity organized on February 28, 2019 to grow hemp for CBD extraction. Effective December 31, 2019, Iconic sold its 51% interest in Green Grow to Can B Corp (“CANB”) (see Note 3).

Reverse Stock Split

Effective January 18, 2019, the Company effectuated a 1 share for 250 shares reverse stock split which reduced the issued and outstanding shares of common stock as of December 31, 2018 from 1,359,941,153 shares to 5,439,765 shares. The accompanying financial statements have been retrospectively adjusted to reflect this reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Iconic, its two 51% owned subsidiaries, BiVi and Bellissima, and United Spirits, Inc. (“United”), a variable interest entity of Iconic (see Note 6) (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

(b) Interim Financial Statements

The interim financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019, as included in its Annual report on Form 10-K.

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(d) Fair Value of Financial Instruments

Generally accepted accounting principles require disclosure of the fair value, to the extent practicable, of financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein are not necessarily representative of the amounts that could be realized or settled, nor do the fair value amounts consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, loans payable to officers and affiliated entities, and notes payable, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

(e) Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

(f) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. As of September 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $84,766 and $26,513, respectively.

(g) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventory as of September 30, 2020 and December 31, 2019 consisted of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from the Company’s Italian suppliers, and cases of alcoholic beverages and packaging materials relating to the Company’s Hooters line of products introduced in August 2019.

(h) Revenue Recognition

In May 2014, the Federal Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (Topic 606) which established revenue recognition standards.  ASU 2014-19 was effective for annual reporting periods beginning after December 15, 2017.  The Company adopted ASU 2014-09 effective January 1, 2018.  ASU 2014-09 has not had a significant effect on the Company’s financial position and results of operations.

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred.  Persuasive evidence of an arrangement and fixed price criteria are satisfied through purchase orders. Collectability criteria is satisfied through credit approvals. Delivery criteria is satisfied when the products are shipped to a customer and title and risk of loss passes to the customer in accordance with the terms of sale. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.

(i) Shipping and Handling Costs

Shipping and handling costs to deliver product to customers are reported as operating expenses in the accompanying statements of operations. Shipping and handling costs to purchase inventory are capitalized and expensed to cost of sales when revenue is recognized on the sale of product to customers.

(j) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the three and nine months ended September 30, 2020, stock-based compensation was  $19,968 and $537,800, respectively. For the three and nine months ended September 30, 2019, stock-based compensation was $0, and $775,700, respectively.

(k) Income Taxes

Income taxes are accounted for under the assets and liabilities method. Current income taxes are  provided  in  accordance with the laws of the respective taxing authorities. Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

(l) Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding and to be issued to Escrow Agent (see Note 11) during the periods presented.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares to be issued to Escrow Agent (see Note 11) and dilutive securities (such as stock options, warrants, and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

(m) Recently Issued Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASU 2016-2 (Topic 842), which establishes a new lease accounting model for lessees. Under the new guidance, lessees are required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. The Company adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standards using a modified retrospective transition approach at the date of adoption.  As such, historical periods will continue to be measured and presented under the previous guidance while current and future periods are subject to this new accounting guidance.  Upon adoption the Company recorded a total of $223,503 for right-of-use assets related to its two operating leases (see Note 13g) and a total of $223,503 for lease liabilities.

On July 13, 2017, the FASB issued ASU 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018; early adoption is permitted. Accordingly, effective January 1, 2019, the Company reflected a $2,261,039 reduction of the derivative liability on warrants (see Note 10) and a $2,261,039 cumulative effect adjustment reduction of accumulated deficit.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

(n) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has sustained significant net losses which have resulted in an accumulated deficit as of September 30, 2020 of $25,534,477 and has experienced periodic cash flow difficulties, all of that raise substantial doubt regarding the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and attaining profitable operations. The management of the Company has developed a strategy that it believes will accomplish these objectives and that will enable the Company to continue operations for the coming year. However, there is no assurance that these objectives will be met. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. DISCONTINUED OPERATIONS AND LOSS ON INVESTMENT IN AND RECEIVABLE FROM CAN B CORP.

Effective December 31, 2019, the Company sold its 51% equity interest in Green Grow Farms, Inc. (“Green Grow”) to CANB. in exchange for 37,500,000 shares of Can B Corp. common stock and a Can B Corp. obligation to issue additional shares (“Additional Purchases Shares”) of Can B Corp. common stock to the Company on June 30, 2020 in such number so that the aggregate value of the aggregate shares issued to the Company equaled $1,000,000. The Company acquired this equity interest on May 9, 2019 in exchange for a $200,000 note payable to NY Farms Group Inc. and 2,000,000 shares of Company common stock valued at $1,250,000.

Effective March 6, 2020, CANB effected a 1 share for 300 shares reverse stock split resulting in a reduction of the number of the Company’s shares of CANB common stock from 37,500,000 shares to 125,000 shares. On July 8, 2020, CANB delivered 418,714 additional shares of CANB common stock required under the December 31, 2019 agreement. The fair value of the 543,714 shares of CANB common stock at June 30, 2020 was $1,073,835 and the Company recognized an unrealized gain of $73,835 in the quarterly period ended June 30, 2020.

On July 29, 2020, the Company executed an exchange agreement with CANB and delivered the 543,714 shares of CANB common stock to CANB in exchange for CANB’s delivery of 1,000,000 shares of common stock to the Company. The July 29, 2020 closing price of CANB common stock was $0.95 per share. In the balance sheet as of September 30, 2020, the Company recorded treasury stock in the amount of $516,528. The Company recognized a loss of $557,307 from the Company’s investment in CANB common stock.

4. INVESTMENT IN BIVI LLC

On May 15, 2015, Iconic entered into a securities exchange agreement with the members of BiVi LLC, a Nevada limited liability company (“BiVi”), under which Iconic acquired a 51% majority interest in BiVi in exchange for the issuance of (a) 4,000 shares of common stock and (b) 1,000 shares of newly-created Series C Convertible Preferred stock.

Prior to May 15, 2015, BiVi was beneficially owned and controlled by Richard DeCicco, the controlling shareholder and chief executive officer of Iconic.

5. INVESTMENT IN BELLISSIMA SPIRITS LLC

On December 13, 2016, Iconic entered into a securities purchase agreement with Bellissima Spirits LLC (“Bellissima”) and Bellissima’s members under which Iconic acquired a 51% majority interest in Bellissima in exchange for the issuance of a total of 10 shares of newly-designated Iconic Series D Convertible Preferred stock. Each share of Iconic Series D Convertible Preferred stock was convertible into the equivalent of 5.1% of Iconic common stock issued and outstanding at the time of conversion.

Prior to December 13, 2016, Bellissima was controlled by Richard DeCicco, the controlling shareholder and chief executive officer of the Company.

6. UNITED SPIRITS, INC.

United is owned and managed by Richard DeCicco, the controlling shareholder and chief executive officer of the Company. United provides distribution services for Iconic, BiVi and Bellissima (see Note 13e) and is considered a variable interest entity (“VIE”) of Iconic. Since Iconic has been determined to be the primary beneficiary of United, the Company included United’s assets, liabilities, and operations in the accompanying consolidated financial statements of the Company. Summarized financial information of United follows:

Balance Sheets:	September 30, 2020	December 31, 2019

Cash and cash equivalents	$489,312	$130,454
Intercompany receivable from Iconic (A)	1,225,662	56,495
Right-of-use asset	17,545	54,955
Total assets	$1,732,519	$241,904

Accounts payable and accrued expenses	$207,996	$187,658
Loans payable to officer and affiliated entity	67,009	88,077
SBA Payroll Protection Program loan	28,458	-
Intercompany payable to Bellissima (A)	1,812,371	317,722
Intercompany payable to BiVi (A)	66,876	66,876
Operating lease liability	17,545	54,955
Total Liabilities	2,200,255	715,288
Noncontrolling interest in VIE	(467,736)	(473,384)
Total liabilities and stockholders’ deficiency	$1,732,519	$241,904

	Nine months ended September 30,
Statements of operations:	2020	2019
Intercompany distribution income (A)	$16,597	$8,934

Royalty expense	-	127,500
Officers’ compensation	-	82,000
Other operating expenses – net	10,950	36,870
Total operating expenses	10,950	246,370
Net income (loss)	$5,647	$(237,436)
(A) Eliminated in consolidation

7. INVENTORIES

Inventories consisted of:

	September 30, 2020	December 31, 2019
Finished goods:
Hooters brands	$281,950	$286,123
Bellissima brands	322,869	199,580
BiVi brands	47,439	48,132
Total finished goods	652,258	533,835

Raw materials:
Hooters brands	36,966	39,965
Total raw materials	36,966	39,965

Total	$689,224	$573,800

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	September 30, 2020	December 31, 2019
Accounts payable	$929,111	$737,850
Accrued officers compensation	851,300	813,050
Accrued royalties	466,296	295,042
Other	11,233	6,621
Total	$2,257,940	$1,852,563

9. NOTES PAYABLE

Notes payable consisted of:

	September 30, 2020	December 31, 2019
Small Business Administration Payroll Protection Program forgivable loan payable	$28,458	$-
Amount due to a former Bellissima consultant pursuant to a Settlement and Release Agreement dated February 7, 2019, due December 31, 2019	-	40,000
Total	$28,458	$40,000

10.  DERIVATIVE LIABILITY ON WARRANTS

From September 2017 to November 2017, in connection with the sale of a total of 480,000 shares of common stock, the Company issued a total of 480,000 Common Stock Purchase Warrants to the respective investors. The warrants were exercisable to purchase common stock at a price of $2.50 per share, expire five years from date of issuance and contained “down round” price protection.

Effective May 21, 2018, in connection with the sale of a total of 120,000 shares of Series E Preferred stock, the Company issued a total of 480,000 warrants to four investors. These warrants were exercisable to purchase common stock at a price of $2.50 per share, expire five years from date of issuance and contained “down round” price protection.

The down round provision of the above warrants required a reduction in the exercise price if there were future issuances of common stock equivalents at a lower price than the $2.50 exercise price of the warrants. Accordingly, the Company recorded the $2,261,039 fair value of the warrants as of December 31, 2018, as a derivative liability.

Effective January 1, 2019 (see Note 2), the Company adopted ASU 2017-11 and reduced the $2,261,039 derivative liability on warrants as of December 31, 2018 to $0 and recognized a $2,261,039 cumulative effect adjustment reduction of accumulated deficit.

11.  CAPITAL STOCK

Preferred stock

The one share of Series A preferred stock, which was issued to Richard DeCicco on September 10, 2009, entitles the holder to two votes for every share of common stock of the Company deemed outstanding and has no conversion or dividend rights.

The 1000 shares of Series C preferred stock, which were issued to Richard DeCicco on May 15, 2015 pursuant to the securities exchange agreement (see Note 4) for the Company’s 51% investment in BiVi, entitled the holder in the event of a sale to receive out of the proceeds of such sale (in whatever form, be it cash, securities, or other assets), a distribution from the Company equal to 76.93% of all such proceeds received by the Company prior to any distribution of such proceeds to all other classes of equity securities, including any series of preferred stock designated subsequent to this Series C preferred stock. Effective March 27, 2019, pursuant to a preferred stock exchange agreement, Mr. DeCicco exchanged the 1,000 shares of Series C preferred stock for 1,000,000 shares of Company common stock.

The 10 shares of Series D convertible preferred stock, which were issued to Richard DeCicco and Roseann Faltings (5 shares each) on December 13, 2016 pursuant to the securities purchase agreement (See Note 5) for the Company’s 51% investment in Bellissima, entitled the holders to convert each share of Series D Preferred stock to the equivalent of 5.1% of the Company common stock issued and outstanding at the time of conversion.  Effective March 27, 2019, pursuant to a preferred stock exchange agreement, Mr. DeCicco and Ms. Faltings exchanged the 10 shares of Series D Preferred stock for 1,000,000 shares of Company common stock (500,000 shares each).

Effective May 21, 2018, the Company entered into an exchange agreement with the four investors who purchased 480,000 shares of common stock pursuant to a securities purchase agreement dated October 27, 2017. The exchange agreement provided for the exchange of the 480,000 shares of common stock for 1,200,000 shares of Series E Preferred stock. Each share of Series E convertible preferred stock is convertible into 0.4 shares of common stock, is entitled to (1) 0.4 votes on all matters to come before the common stockholders or shareholders generally, (2) dividends on an as-converted-to-common stock basis and (3) a distribution preference of $0.25 upon liquidation, and is not redeemable.

Also effective May 21, 2018, the Company sold a total of 1,200,000 shares of Series E Preferred stock and 480,000 warrants to the four investors referred to in the preceding paragraph for $300,000 cash pursuant to an amendment to the applicable securities purchase agreement.

Effective October 4, 2018, the Company closed on the first tranche of the securities purchase agreement, dated September 27, 2018 with nine (9) accredited investors for the sale of an aggregate of 4,650,000 shares of the Company’s Series E convertible preferred stock and warrants to acquire 1,860,000 shares of the Company’s common stock (at an exercise price of $1.25 per share for a period of five years) for gross proceeds of $1,162,500. The first tranche sale was for 1,550,000 shares of Series E preferred stock and warrants to acquire 620,000 shares of common stock for gross proceeds of $387,500.

As a condition to the closing of the first tranche, the Company entered into securities exchange agreements with holders of convertible notes totaling $519,499 who exchanged their convertible notes for an aggregate of 2,077,994 shares of the Company’s Series E Preferred stock plus warrants to acquire 831,198 shares of the Company’s common stock. Also, holders of convertible notes totaling $76,569 exchanged their notes for an aggregate of 122,510 shares of common stock and holders of convertible notes totaling $90,296 were paid off with cash.

On November 30, 2018 and December 20, 2018, the Company received two payments of $71,875 and $71,875 respectively (totaling $143,750) in exchange for 287,500 and 287,500 shares of Series E Preferred stock (totaling 575,000 shares) respectively at $0.25 per share. These payments represented advance payments in connection with the second tranche of the Securities Purchase Agreement dated September 27, 2018, which closed on February 7, 2019.

Effective February 7, 2019, the Company closed on the second tranche of the Securities Purchase Agreement dated September 27, 2018.  The Company received the remaining $243,750 (of the $387,500 total second tranche proceeds) and issued the investors the remaining total of 975,000 shares of Series E Preferred stock (of the 1,550,000 total second tranche shares) and warrants to acquire 620,000 shares of the Company’s common stock.

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

On April 23, 2019, a holder converted 673,398 shares of Series E Preferred stock into 269,359 shares of the Company’s common stock.

On May 17, 2019, a holder converted 800,000 shares of Series E Preferred stock into 320,000 shares of the Company’s common stock.

On July 18, 2019, the Company entered into Securities Purchase Agreements with certain accredited investors for the sale of an aggregate of 3,125 shares of newly-designated Series F Convertible Preferred stock plus 5,000,000 warrants at a price of $1,000 per share of Series F Convertible Preferred stock or for a total of $3,125,000 (which was collected in full from July 18, 2019 to August 2, 2019). On August 2, 2019, the Company paid $322,500 in commissions and expenses to the placement agent of this offering. Each share of Series F Convertible Preferred stock has a stated value of $1,000, is convertible into 1,600 shares of common stock (subject to adjustment under certain circumstances), has no voting rights, is entitled to dividends on an as-converted-to common stock basis, is entitled to a distribution preference of $1,000 upon liquidation, and is not redeemable. Each warrant is exercisable into one share of common stock at an exercise price of $0.625 per share (subject to adjustment under certain circumstances) for a period of five years from the date of issuance.

The Company also entered into separate Registration Rights Agreements with the purchasers of the Series F Preferred stock, pursuant to which the Company agreed to file a registration statement to register the resale of the shares of common stock underlying the Series F Convertible Preferred stock and warrants within thirty (30) days following the closing date (the “Filing Date”), to cause such registration statement to be declared effective within 60 days following the earlier of (i) the date that the registration statement is filed with the Securities and Exchange Commission (the “SEC”) and (ii) the Filing Date, and to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions. The Company filed the Form S-1 registration statement on September 9, 2019 which was declared effective by the SEC on September 18, 2019. If the Company fails to maintain the effectiveness of the registration statement for the required time period, the Company is obligated to pay liquidated damages in the amount of 1% of their subscription amount, per month, until such event is satisfied.

Concurrently with the closing of the financing transaction described above, the Company entered into Securities Exchange Agreements with certain holders of the Company’s Series E Convertible Preferred stock and exchanged their 2,725,000 shares of Series E Convertible Preferred stock for an aggregate of 681.25 shares of the Company’s Series F Convertible Preferred stock.

From July 26, 2019 to August 28, 2019, three holders converted a total of 1,000,000 shares of Series E Preferred stock into a total of 400,000 shares of the Company’s common stock.

From September 19, 2019 to September 27, 2019, three holders converted a total of 14.20 shares of Series E Preferred stock into a total of 227,200 shares of common stock.

On October 25, 2019 and December 28, 2019, two holders converted a total of 651,892 shares of Series E Preferred stock into a total of 260,757 shares of common stock.

From October 2, 2019 to December 31, 2019, six holders converted a total of 508.50 shares of Series F Preferred stock into a total of 813,600 shares of common stock.

On January 12, 2020, the Company entered into securities purchase agreements with certain accredited investors for the sale of a total of 1,500 shares of Series G Convertible Preferred stock and warrants to purchase 1,200,000 shares of common stock for gross proceeds of $1,500,000 (of which $1,475,000 was collected on January 13, 2020 and January 14, 2020). Each share of Series G Convertible Preferred stock (designated on January 13, 2020) has a stated value of $1,000, is convertible into shares of common stock at a price of $1.25 per share (subject to adjustment under certain circumstances), has no voting rights, is entitled to dividends on an as-converted-to common stock basis, is entitled to a distribution preference of $1,000 upon liquidation, and is not redeemable. Each warrant is exercisable into one share of common stock at an exercise price of $1.25 per share (subject to adjustment under certain circumstances) for a period of five years from the date of issuance.

On February 12, 2020, February 13, 2020, and February 14, 2020, three holders converted a total of 675,000 shares of Series E Preferred stock into a total of 270,000 shares of common stock.

From January 16, 2020 to February 24, 2020, two holders converted a total of 190 shares of Series F Preferred stock into a total of 304,000 shares of common stock.

On May 29, 2020 and June 5, 2020, four holders converted a total of 552 shares of Series F Preferred stock into a total of 883,200 shares of common stock.

Common Stock

On March 28, 2017, the Company executed a Settlement Agreement and Release (the “Settlement Agreement”) with four holders of convertible notes payable. Notes payable and accrued interest totaling $892,721 were satisfied through the Company’s agreement to irrevocably reserve a total of 1,931,707 shares of its common stock and to deliver such shares in separate tranches to Trillium Partners LP (the “Escrow Agent”) upon receipt of a conversion notice delivered by the Escrow Agent to the Company.

On May 5, 2017, the Company executed an Amended Settlement Agreement and Release (the “Amended Settlement Agreement”) replacing the Settlement Agreement and Release dated March 28, 2017 (see preceding paragraph). The Amended Settlement Agreement is with five holders of convertible notes payable (the four holders who were parties to the Settlement Agreement and Release dated March 28, 2017 and one additional holder) and provided for the satisfaction of notes payable and accrued interest totaling $1,099,094 (a $206,373 increase from the $892,721 amount per the Settlement Agreement and Release dated March 28, 2017) through the Company’s agreement to irrevocably reserve a total of 2,452,000 shares of its common stock (a 520,293 shares increase from the 1,931,707 shares per the Settlement Agreement and Release dated March 28, 2017) and deliver such shares in separate tranches to the Escrow Agent upon receipt of a conversion notice delivered by the Escrow Agent to the Company.

In the quarterly period ended June 30, 2017, the Company issued an aggregate of 284,777 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement. In the quarterly period ended September 30, 2017, the Company issued an aggregate of 253,333 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement.

From September 2017 to November 2017, pursuant to a Securities Purchase Agreement dated October 27, 2017 (the “SPA”), the Company issued a total of 480,000 shares of its common stock and 480,000 warrants to four investors for a total of $300,000 cash. The warrants, which were exercised on May 8, 2019, were exercisable to purchase the Company’s common stock at a price of $2.50 per share, were to expire five years from date of issuance, and contained “down round” price protection (see Note 10).

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

On January 24, 2019, the Company issued 98,078 shares of its common stock to the Escrow Agent pursuant to the Amended Settlement Agreement.  This issuance completed the Company’s obligation to deliver shares of common stock to the Escrow Agent.

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

On March 27, 2019, the Company issued 1,000,000 shares of its common stock to Chief Executive Officer, Richard DeCicco, in exchange for the surrender of the 1,000 shares of Series C Preferred stock owned by Mr. DeCicco.

On March 27, 2019, the Company issued a total of 1,000,000 shares of its common stock (500,000 shares to Chief Executive Officer Richard DeCicco; 500,000 shares to Vice President Roseann Faltings) in exchange for the surrender of the five shares each of Series D Preferred stock owned by Mr. DeCicco and Ms. Faltings.

Effective April 15, 2019 the Company issued 50,000 shares of its common stock to a consulting firm entity pursuant to a Consulting Agreement. The $95,000 fair value of the 50,000 shares of common stock was expensed as consulting fees in the three months ended June 30, 2019.

On April 23, 2019, a stockholder converted 673,398 shares of Series E Preferred stock into 269,359 shares of common stock.

On May 8, 2019, the Company executed Warrant Exercise Agreements with four holders of Company warrants.  The holders exercised a total of 960,000 warrants at an agreed price of $0.32 per share and paid the Company a total of $307,200.  Pursuant to the Warrant Exercise Agreements, the holders were issued a total of 1,920,000 new warrants that are exercisable into Company common stock at a price of $2.25 per share for a period of five years.

On May 9, 2019, the Company closed on a Share Exchange Agreement with Green Grow and NY Farms Group Inc. pursuant to which the Company acquired a 51% equity interest in Green Grow in exchange for (i) a note payable of $200,000 and (ii) 2,000,000 shares of Company common stock. Effective December 31, 2019, Iconic sold its 51% equity interest in Green Grow (see Note 3).

On May 17, 2019, a stockholder converted 800,000 shares of Series E Preferred stock into 320,000 shares of common stock.

Effective May 23, 2019, the Company issued 250,000 shares of its common stock to a consulting firm pursuant to a Consulting Agreement. The $390,000 fair value of the 250,000 shares of common stock was expensed as consulting fees in the three months ended June 30, 2019.

From July 26, 2019 to August 28, 2019, three holders converted a total of 1,000,000 shares of Series E Preferred stock into a total of 400,000 shares of common stock.

On September 3, 2019, the Company issued a total of 781,250 shares of common stock to the placement agent and five associated individuals for services relating to the offering of 3,125 shares of Series F Preferred stock that concluded on August 2, 2019 (see Preferred stock above).

From September 19, 2019 to September 27, 2019, three holders converted a total of 14.2 shares of Series F Preferred stock into a total of 227,200 shares of common stock.

On October 25, 2019 and December 26, 2019, two holders converted a total of 651,892 shares of Series E Preferred stock into a total of 260,757 shares of common stock.

From October 2, 2019 to December 31, 2019, six holders converted a total of 508.50 shares of Series F Preferred stock into a total of 813,600 shares of common stock.

On January 22, 2020, the Company issued a total of 375,000 shares of its common stock to the placement agent and four associated individuals for services relating to the offering of 1,500 shares of Series G Preferred stock that concluded on January 14, 2020 (see Preferred stock above).

On January 22, 2020 and February 27, 2020, the Company issued a total of 160,000 shares of its common stock to an investor relations firm for services rendered to the Company. The $101,018 total fair value of the 160,000 shares of common stock on the respective dates of issuance was expensed as investor relations in the three months ended March 31, 2020.

On January 26, 2020, the Company issued 150,000 shares of its common stock to a consulting firm for services rendered to the Company. The $100,500 fair value of the 150,000 shares of common stock was expensed as consulting fees in the three months ended March 31, 2020.

On February 24, 2020, the Company issued 100,000 shares of its common stock to William Clyde Elliot II pursuant to an Endorsement Agreement dated February 15, 2020 (see Note 13h). The $67,500 fair value of the 100,000 shares of common stock was charged to prepaid expenses and is being expensed over the term of the Endorsement Agreement.

On February 24, 2020, the Company issued 50,000 shares of its common stock to a consulting firm for services rendered to the Company. The $33,750 fair value of the 50,000 shares of common stock was expensed as consulting fees in the three months ended March 31, 2020.

On February 12, 2020, February 13, 2020, and February 14, 2020, three holders converted a total of 675,000 shares of Series E Preferred stock into a total of 270,000 shares of common stock.

From January 16, 2020 to February 24, 2020, two holders converted a total of 190 shares of Series F Preferred stock into a total of 304,000 shares of common stock.

On May 1, 2020, the Company issued 275,000 shares of its common stock to an investor relations firm for services rendered to the Company. The $167,750 fair value of the 275,000 shares of common stock was expensed as investor relations in the three months ended June 30, 2020.

On June 1, 2020, the Company issued 75,000 shares of its common stock to a consultant for services rendered to the Company. The $51,750 fair value of the 75,000 shares of common stock was expensed as consulting fees in the three months ended June 30, 2020.

On June 2, 2020, the Company issued 50,000 shares of its common stock to a consulting firm entity for services rendered to the Company. The $35,500 fair value of the 50,000 shares of common stock was expensed as consulting fees in the three months ended June 30, 2020.

On May 29, 2020 and June 5, 2020, four holders converted a total of 552 shares of Series F Preferred stock into a total of 883,200 shares of common stock.

Warrants

A summary of warrants activity for the period January 1, 2018 to September 30, 2020 follows:

Common shares Equivalent

Balance, January 1, 2018	534,000
Issued in the year ended December 31, 2018	2,361,198

Balance, December 31, 2018	2,895,198
Issued in the three months ended March 31, 2019	620,000

Balance, March 31, 2019	3,515,198

Exercise of warrants in connection with Warrant
Exercise Agreements dated May 8, 2019	(960,000)

Issuance of new warrants in connection with
Warrant Exercise Agreements dated May 8, 2019	1,920,000

Balance, June 30, 2019	4,475,198
Issued in the three months ended September 30, 2019	5,000,000

Balance, September 30, 2019 and December 31, 2019	9,475,198
Issued in the three months ended March 31, 2020	1,180,000

Balance, March 31, 2020, June 30, 2020 and September 30, 2020	10,655,198

Issued and outstanding warrants at September 30, 2020 consisted of:

Year Granted	Number Common Shares Equivalent	Exercise Price Per Share		Expiration Date
2017	54,000	$2.50		June 22, 2022 to June 30, 2022
2018	400,000	$0.625		March 28, 2021
2018	30,000	$2.50		May 21, 2023
2018	831,198	$1.25		September 20, 2023
2018	620,000	$1.25	*	September 20, 2023
2019	620,000	$1.25	*	February 7, 2024
2019	1,920,000	$2.25	*	May 8, 2024
2019	5,000,000	$0.625		August 2, 2024
2020	1,180,000	$1.25		January 12, 2025

Total	10,655,198

* These warrants contain a “down round” provision and thus the exercise price and reduced to $0.625 per share as a result of the Series F Preferred stock financing that closed on August 2, 2019.

Effective October 4, 2018, the Company closed on the first tranche of the Securities Purchase Agreement dated September 27, 2018 with nine accredited investors for the sale of an aggregate of 4,650,000 shares of its Series E convertible preferred stock and warrants to acquire 1,860,000 shares of its common stock (at an exercise price of $1.25 per share for a period of five years) for gross proceeds of $1,162,500. The first tranche sale was for 1,550,000 shares of Series E convertible preferred stock and warrants to acquire 620,000 shares of common stock for gross proceeds of $387,500. The second tranche of $387,500 closed on February 7, 2019 and also was for 1,550,000 shares of Series E convertible preferred stock and warrants to acquire 620,000 shares of common stock.

On May 8, 2019, the Company executed Warrant Exercise Agreements with four holders of Company warrants.  The holders exercised a total of 960,000 warrants (which were acquired from September 2017 to November 2017 and on May 21, 2018) at an agreed price of $0.32 per share and paid the Company a total of $307,200.  Pursuant to the Warrant Exercise Agreements, the holders were issued a total of 1,920,000 new warrants that are exercisable into Company common stock at a price of $2.25 per share for a period of five years and contain “down round” price protection.

As discussed in Preferred stock above, the Company issued a total of 5,000,000 warrants to investors as part of the offering of 3,125 shares of Series F Preferred stock that concluded on August 2, 2019. Each warrant is exercisable into one share of common stock at an exercise price of $0.625 per share for a period of five years from the date of issuance and contains “down round” price protection.

As also discussed in Preferred stock above, the Company issued a total of 1,180,000 warrants to investors as part of the offering of 1,500 shares of Series G Preferred stock that concluded on January 14, 2020. Each warrant is exercisable into one share of common stock at an exercise price of $1.25 per share for a period of five years from the date of issuance and contains “down round” price protection.

12. INCOME TAXES

No income taxes were recorded in the periods presented since the Company had taxable losses in these periods.

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% for the periods presented to income (loss) before income taxes.

The sources of the difference are as follows:

	Nine months ended September 30,
	2020	2019
Expected tax at 21%	$(539,996)	$(580,868)

Nontaxable loss on investment in and receivable from CAN B Corp.	101,529	-
Nondeductible stock-based compensation	112,938	162,897
Increase (decrease) in valuation allowance	325,529	417,971

Income tax provision	$-	$-

Significant components of the Company's deferred income tax assets were as follows:

	September 30, 2020	December 31, 2020

Net operating loss carryforward	$4,620,612	$4,295,083

Less valuation allowance	(4,620,612)	(4,295,083)

Deferred income tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of September 30, 2020 and December 31, 2019 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at September 30, 2020 and December 31, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

b.  Royalty Obligations of BiVi and Bellissima

Pursuant to the License Agreement with the Bivi Licensor (see Note 13a. above), BiVi is obligated to pay the BiVi Licensor a Royalty Fee equal to 5% of monthly gross sales of BiVi Brand products payable monthly subject to an annual Minimum Royalty Fee of $100,000 in year 1, $150,000 in year 2, $165,000 in year 3, $181,500 in year 4, $199,650 in year 5, and $219,615 in year 6 and each subsequent year. The Minimum Royalty Fee has been waived until such time as the parties agree to reinstate the Minimum Royalty Fee.

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

c. Brand Licensing Agreement relating to Hooters Marks

On July 23, 2018, United executed a Brand Licensing Agreement (the “Hooters Agreement”) with HI Limited Partnership (“the Licensor”). The Hooters Agreement provides United a license to use certain “Hooters” trademarks to manufacture, market, distribute, and sell alcoholic products.

The initial term of the Hooters Agreement is from July 23, 2018 through December 31, 2020. Provided that United is not in breach of any terms of the Hooters Agreement, United may extend the term for an additional three years through December 31, 2023.

The Hooters Agreement provides for United’s payment of royalty fees (payable quarterly) to the Licensor equal to 6% of the net sales of the licensed products subject to a minimum royalty fee of $65,000 for year one (ending December 31, 2018), $255,000 for year two, $315,000 for year three and four, $360,000 for year five, and $420,000 for year six.

The Hooters Agreement also provided for United’s payment of an advance payment of $30,000 to the Licensor to be credited towards royalty fees payable to Licensor. On September 6, 2018, the $30,000 advance payment was paid to the Licensor. The Hooters Agreement also provides for United’s payment of a marketing contribution equal to 2% of the prior year’s net sales of the licensed products. If United fails to spend the required marketing contribution in any calendar year, the deficiency will be paid to Licensor.

For the nine months ended September 30, 2020 and 2019, royalties expense under the Hooters Agreement was $117,733 and $129,777, respectively.

d. Marketing and Order Processing Services Agreement

During October 2019, United executed a Marketing and Order Processing Services Agreement (the “QVC Agreement”) with QVC, Inc. (“QVC”). Among other things, the Agreement provides for United’s grant to QVC of an exclusive worldwide right to promote the Bellissima products through direct response television programs.

The initial license period commenced October 2019 and expires in December 2021 (i.e., two years after first airing of a Bellissima product). Unless either party notifies the other party in writing at least 30 days prior to the end of the initial license period or any renewal license period of its intent to terminate the QVC Agreement, the License continually renews for additional two-year periods.

The QVC Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the nine months ended September 30, 2020, the marketing fees expense (payable to QVC) was $373,960 and the direct response sales generated from QVC programs was $1,313,839.

e. Distribution Agreement

On May 1, 2015, BiVi entered into a Distribution Agreement with United for United to distribute and wholesale BiVi’s product and to act as the licensed importer and wholesaler. The Distribution Agreement provides United the exclusive right for a term of ten years to sell BiVi’s product for an agreed distribution fee equal to $1.00 per case of product sold.

In November 2015, Bellissima and United agreed to have United distribute and wholesale Bellissima’s products under the same terms contained in the Distribution Agreement with BiVi described in the preceding paragraph.

Effective April 1, 2019, the Company and United agreed to have United distribute and wholesale Hooters brand products under the same terms contained in the Distribution Agreement with BiVi described in the second preceding paragraph.

f. Compensation Arrangements

Effective April 1, 2018, the Company executed employment agreements with its Chief Executive Officer, Richard DeCicco (“DeCicco”), and its Vice President of Sales and Marketing, Roseann Faltings (“Faltings”). Both agreements had a term of 24 months (to June 30, 2020). The DeCicco employment agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of common stock issuable upon the effective date of the planned reverse stock split. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of common stock issuable upon the effective date of the planned reverse stock split.

For the year ended December 31, 2018, the Company accrued a total of $311,250 officers compensation pursuant to these two employment agreements. In 2018, the accrued compensation was allocated 50% to Iconic ($155,625), 40% to Bellissima ($124,500), and 10% to BiVi ($31,125).  For the year ended December 31, 2019, the Company accrued a total of $415,000 officers compensation pursuant to these two employment agreements which was allocated 50% to Iconic ($207,500), 40% to Bellissima ($166,000), and 10% to BiVi ($41,500).

For the nine months ended September 30, 2020, the Company accrued a total of $311,250 officers compensation pursuant to these two employment agreements which was allocated 50% to Iconic ($155,625) and 50% to Bellissima ($155,625).

As of September 30, 2020 and December 31, 2019, accrued officers compensation was $851,300 and $813,050, respectively.

g. Lease Agreements

On March 27, 2018, United executed a lease extension for the Company’s office and warehouse space in North Amityville New York. The extension has a term of three years from February 1, 2018 to January 31, 2021 and provides for monthly rent of $4,478.

On January 1, 2019, United executed a lease agreement with DeCicco and Faltings, the Company’s sole officers and directors, to use part of their residence in Copiague, New York for Company office space. The agreement has a term of three years from January 1, 2019 to December 31, 2021 and provides for monthly rent of $3,930.

At September 30, 2020, the future minimum lease payments under these two non-cancellable operating leases were:

Year ended December 31, 2020	$25,224
Year ended December 31, 2021	51,638

Total	$76,862

The operating lease liabilities totaling $72,749 at September 30, 2020 as presented in the Consolidated Balance Sheets represents the discounted (at a 10% estimated incremental borrowing rate) value of the future lease payments of $76,862 at September 30, 2020.

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

For the nine months ended September 30, 2020, the Company expensed $100,345 in license fees relating to this endorsement agreement. As of September 30, 2020, prepaid license fees relating to this endorsement agreement was $42,155.

i. Concentration of sales

For the nine months ended September 30, 2020 and 2019, sales consisted of:

	2020	2019
Bellissima product line:

QVC direct response sales	$1,313,839	$-
Other	728,663	531,126
Total Bellissima	2,042,502	531,126
BiVi product line	-	3,700
Hooters product line	131,182	-

Total	$2,173,684	$534,826

Accounts receivable due from QVC direct response sales was $207,433 as of September 30, 2020.

j. Related Party Transaction

During the nine months ended September 30, 2020 the Company paid rent for office space to the Chairman and Chief Executive officer of $36,195.

k. Coronavirus

In December 2019, a novel strain of coronavirus was reported to have surfaced in China. The spread of this virus began to cause some business disruption in the Company’s operations commencing in March 2020. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Therefore, the Company expects this matter to negatively impact its operating results. However, the related financial impact and duration cannot be reasonably estimated at this time.

l. Uncompleted transactions

On August 7, 2020, the Company issued an aggregate of $2,100,000 face amount of 5% Original Issue Discount Promissory Notes to accredited investors for an aggregate purchase price of $2,000,000, which was deposited in an attorney escrow account pending satisfaction of certain conditions precedent to closing.

On September 23, 2020, the attorney escrow account returned the $2,000,000 cash to the accredited investors in partial satisfaction of the Original Issue Discount Promissory Notes, as the conditions precedent to closing were not satisfied.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis contain not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include:

•	international, national and local general economic and market conditions;

•	demographic changes;

•	our ability to sustain, manage, or forecast growth;

•	our ability to successfully make and integrate acquisitions;

•	raw material costs and availability;

•	new product development and introduction;

•	existing government regulations and changes in, or the failure to comply with, government regulations;

•	adverse publicity;

•	competition;

•	the loss of significant customers or suppliers;

•	fluctuations and difficulty in forecasting operating results;

•	changes in business strategy or development plans;

•	business disruptions;

•	the ability to attract and retain qualified personnel;

•	the ability to protect technology;

•	health epidemics such as COVID-19; and

•	other risks that might be detailed from time to time in our filings with the SEC.

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

The following discussion and analysis of our financial condition and results of operation is based upon, and should be read in conjunction with, our unaudited financial statements and related notes elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Summary Overview

Overview

We are a lifestyle branding company with expertise in developing, from inception to completion, alcoholic beverages for ourselves and third parties. We market and place products into national distribution through long-standing industry relationships. We are a leader in “Celebrity Branding” of beverages, procuring superior and unique products from around the world and branding our products with internationally-recognized celebrities. We currently market and sell the following products:

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

Recent Developments

Exchange Agreement

On July 24, 2020, we entered into an Exchange Agreement, effective as of July 29, 2020, with Can B Corp., a Florida corporation f/k/a Canbiola, Inc. (“CANB”), pursuant to which we agreed to exchange the one million (1,000,000) shares of common stock of CANB (the “CANB Shares”) that we owned for the five hundred forty-three thousand seven hundred fourteen (543,714) shares of the Company’s common stock (the “ICNB Shares”) that were owned by CANB. The ICNB Shares were originally issued by us, in May 2019, in connection with the purchase of Green Grow Farms, Inc. from New York Farms Group, Inc. In addition, as previously reported, we subsequently sold our interests in Green Grow to CANB for the CANB Shares pursuant to a Stock Purchase Agreement dated December 4, 2019, as amended on January 27, 2020.

5% Original Issue Discount Promissory Notes

On August 7, 2020, we issued an aggregate of $2,100,000 face amount of 5% Original Issue Discount Promissory Notes (the “Notes”) to accredited investors for an aggregate purchase price of $2,000,000. The Notes are due on the earlier of: (i) September 4, 2020 (the “Maturity Date”); or (ii) the occurrence of an Event of Default (as defined). At our sole option, and so long as no Event of Default has occurred and is continuing, the Maturity Date may be extended by thirty (30) calendar days in exchange for an increase to the original issue discount of the Notes to 10%. We may prepay, in whole or in part, the principal sum and interest under the Notes without the prior written consent of holders. The Notes are unsecured obligations; however we have agreed that we shall not incur any other indebtedness which is senior in preference to the Notes.

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

On September 23, 2020, the attorney escrow account returned the $2,000,000 cash to the accredited investors, in partial satisfaction of the Original Issue Discount Promissory Notes.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Introduction

We had sales of $712,198 for the three months ended September 30, 2020 and $267,619 for the three months ended September 30, 2019, an increase of $444,579 or approximately 166%. Our operating expenses were $1,080,336 for the three months ended September 30, 2020, compared to $1,150,998 for the three months ended September 30, 2019, a decrease of $70,662 or approximately 6%. Our net operating loss was ($637,901) for the three months ended September 30, 2020, compared to ($1,004,169) for the three months ended September 30, 2019, a decrease of $366,268 or approximately 36%.

   We had sales of $2,173,684 for the nine months ended September 30, 2020 and $534,826 for the nine months ended September 30, 2019, an increase of $1,638,858 or approximately 306%. Our operating expenses were $3,411,371 for the nine months ended September 30, 2020, compared to $3,029,831 for the nine months ended September 30, 2019, an increase of $381,540 or approximately 13%. Our net operating loss was ($2,087,936) for the nine months ended September 30, 2020, compared to ($2,766,036) for the nine months ended September 30, 2019, a decrease of $678,100 or approximately 25%.

Revenues and Net Operating Loss

Our operations for the three months ended September 30, 2020 and 2019 were as follows:

	September 30,	September 30,	Increase /
	2020	2019	(Decrease)

Sales	$712,198	$267,619	$444,579
Cost of Sales	269,763	120,790	148,973
Gross Profit	442,435	146,829	295,606

Operating expenses:
Officers compensation	103,750	103,750
Professional and consulting	330,282	147,078	183,204
Royalties	133,706	25,213	108,493
Investor relations	(31,392)	-	(31,392)
Marketing and advertising	322,479	305,222	17,257
Travel and entertainment	1,281	92,400	(91,119)
Other operating expenses, including fulfillment and occupancy	220,230	477,335	(257,105)
Total operating expenses	1,080,336	1,150,998	(70,662)

Net operating income (loss)	(637,901)	(1,004,169)	(366,268)
Loss on investment	(557,307)	-	557,307

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	(23,893)	35,846	59,739
Net income (loss) attributable to Iconic Brands, Inc	(1,219,101)	(968,323)	250,778

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, and the line of Hooters brand products introduced in August 2019. Sales were $712,198 for the three months ended September 30, 2020 and $267,619 for the three months ended September 30, 2019, an increase of $444,579 or approximately 166%. The increase in sales was primarily due to continued expansion of the QVC Network sales of our Bellissima products, which accounted for $342,000 of sales for the three months ended September 30, 2020 as compared to $0 for the three months ended September 30, 2019.

Cost of Sales

Cost of sales was $269,763, or approximately 38% of sales, for the three months ended September 30, 2020 and $120,790, or approximately 45% of sales, for the three months ended September 30, 2019. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. The decrease in cost of sales as a percentage of sales is due primarily to product mix, sales volume and slightly lower production costs. There is a higher fulfillment cost associated with the sale of products on the QVC network which is detailed in the discussion below.

Officers Compensation

Officers compensation was $103,750 for the three months ended September 30, 2020 and 2019. Officers compensation is paid to our two executives.

Professional and Consulting Fees

Professional and consulting fees were $330,282 for the three months ended September 30, 2020 as compared to $147,078 for the three months ended September 30, 2019, an increase of $183,204 or approximately 125%. Professional and consulting fees consist primarily of legal and accounting and auditing services. The increase was due to legal costs specifically associated with a contemplated transaction that was not completed.

Royalties

Royalties were $133,706, or approximately 16% of sales, for the three months ended September 30, 2020 as compared to $25,213 for the three months ended September 30, 2019, an increase of $108,493 or approximately 432%. Royalties increased primarily due to the recognition of minimum royalties due on the Hooters product line.

Marketing and Advertising

Marketing and advertising expenses were $322,479 for the three months ended September 30, 2020 as compared to $305,222 for the three months ended September 30, 2019, an increase of $17,257 or approximately 6%. The increase was a result of marketing fees associated with the QVC sales channel.

Travel and Entertainment

Travel and entertainment expenses were $1,281 for the three months ended September 30, 2020 as compared to $92,400 for the three months ended September 30, 2019, a decrease of $91,119 or approximately 98%. The decrease is a result of limited travel during the three months ended September 30, 2020 due to the COVID-19 environment. During the three months ended September 30, 2019, Company personnel attended numerous product development events.

Investor relations

Investor relation expenses were ($31,392) for the three months ended September 30, 2020 as compared to $0 for the three months ended September 30, 2019. The decrease and resulting credit were primarily related to refunds of previously paid costs associated with investor relations that will not be used.

Other Operating Expenses

Other operating expenses were $220,230 for the three months ended September 30, 2020 as compared to $477,335 for the three months ended September 30, 2019, a decrease of $257,105 or approximately 54%. The decrease was primarily related to reduction in expenses incurred in 2019 relating to Green Grow, which were not incurred in 2020 because Iconic sold its 51% interest in Green Grow in December 2019.

Income (Loss) from Operations

We had a (loss) from operations of ($637,901) for the three months ended September 30, 2020 as compared to ($1,004,169) for the three months ended September 30, 2019, an decrease of $366,268 or approximately 36%. Our loss from operations decreased, as set forth above, primarily due to our increased sales, as discussed above, and the reduction in certain selling expenses.

Loss on investment

On July 29, 2020, we executed an Exchange Agreement with CANB and delivered the 543,714 shares of CANB common stock to CANB in exchange for CANB’s delivery to us of 1,000,000 shares of our common stock. The July 29, 2020 closing price of the CANB common stock was $0.95 per share. In the quarterly period ended September 30, 2020, we recognized treasury stock in the amount of $516,528 and we recognized a loss of $537,307 from our investment in CANB common stock.

Net Loss (income) attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

The net  (income) attributable to noncontrolling interests in subsidiaries and variable interest entity represented 49% of the net loss of Bellissima, BiVi and Green Grow (which we owned 51% o) and 100% of United (which we own 0%) and is accounted for as an increase in the net loss attributable to our company. This net income was $(23,893) for the three months ended September 30, 2020 and was net loss of $35,846 for the three months ended September 30, 2019.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to our company was ($1,219,101) for the three months ended September 30, 2020 as compared to ($968,323) for the three months ended September 30, 2019, an increase of $250,778 or approximately 26%. The net loss increased primarily due to the loss on investment in and receivable of Can B corp., offset by an increase in sales volume.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Our operations for the nine months ended September 30, 2020 and 2019 were as follows:

	September 30,	September 30,	Increase /
	2020	2019	(Decrease)

Sales	$2,173,684	$534,826	$1,638,858
Cost of Sales	850,249	271,031	579,218
Gross Profit	1,323,435	263,795	1,059,640

Operating expenses:
Officers compensation	311,250	393,250	(82,000)
Professional and consulting	792,205	1,014,133	(221,928)
Royalties	171,254	178,710	(7,456)
Investor relations	525,448	-	525,448
Marketing and advertising	597,652	389,103	208,549
Travel and entertainment	20,471	236,114	(215,643)
Other operating expenses, including fulfillment and occupancy	993,091	818,521	174,570
Total operating expenses	3,411,371	3,029,831	381,540

Net operating income (loss)	(2,087,936)	(2,766,036)	678,100
Loss on investment	(483,472)	-	483,472

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	(37,321)	435,939	(473,260)
Net income (loss) attributable to Iconic Brands, Inc.	(2,608,729)	(2,330,097)	(278,632)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, and the line of Hooters brand products introduced in August 2019. Sales were $2,173,684 for the nine months ended September 30, 2020 as compared to $534,826 for the nine months ended September 30, 2019, an increase of $1,638,858 or approximately 306%. The increase in sales was primarily due to continued expansion of the QVC Network sales of our Bellissima products, which accounted for $1,435,000 of sales for the nine months ended September 30, 2020 as compared to $0 for the nine months ended September 30, 2019.

Cost of Sales

Cost of sales was $850,249, or approximately 39% of sales, for the nine months ended September 30, 2020 as compared to $271,031, or approximately 51% of sales, for the nine months ended September 30, 2019. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. The decrease in cost of sales as a percentage of sales is due primarily to product mix, sales volume and slightly lower production costs. There is a higher fulfillment cost associated with the sale of products on the QVC network which is detailed in the discussion below.

Officers Compensation

Officers compensation was $311,250 for the nine months ended September 30, 2020 as compared to $393,250 for the nine months ended September 30, 2019, a decrease of $82,000. Officers compensation in 2019 includes a catch-up accrual of $82,000 relating to employment agreements executed on April 1, 2018 with our two sole company officers.

Professional and Consulting Fees

Professional and consulting fees were $792,205 for the nine months ended September 30, 2020 as compared to $1,014,133 for the nine months ended September 30, 2019, a decrease of $221,928. Professional and consulting fees consist primarily of legal and accounting and auditing services. The decrease was a result of expenses incurred in 2019 relating to Green Grow, which were not incurred in 2020 because Iconic sold its 51% interest in Green Grow in December 2019.

Royalties

Royalties were $171,254, or approximately 7.4% of sales, for the nine months ended September 30, 2020 as compared to $178,710, or approximately 33% for the nine months ended June 30, 2019, a decrease of $7,456. Royalties decreased primarily because sales to QVC in 2020 did not have a royalty associated with them, offset by minimum royalties due on the Hooters contract, whereas in 2019 we paid a royalty advance on our Hooters product line and recognized a minimum royalty due.

Investor Relations.

Investor relation expenses were $525,448 for the nine months ended September 30, 2020 as compared to $0 for the nine months ended June 30, 2019, an increase of $525,448. The increase was primarily related to costs associated with an increased effort in investor relations activity, as well as stock-based compensation expenses incurred as a result of the issuance of shares to our investor relations advisory firm.

Marketing and Advertising

Marketing and advertising expenses were $597,652 for the nine months ended September 2020 as compared to $389,103 for the nine months ended September 30, 2019, an increase of $208,549, or approximately 54%. The increase was a result of marketing fees associated with the QVC sales channel.

Travel and Entertainment

Travel and entertainment expenses were $20,471 for the nine months ended September 30, 2020 as compared to $236,114 for the nine months ended September 30, 2019, a decrease of $215,643 or approximately 21%. The decrease is a result of limited to no travel during the nine months ended September 30, 2020 due to the COVID-19 environment. During the nine months ended September 30, 2019, Company personnel attended numerous product development events and had sales related travel expenses.

Other Operating Expenses

Other operating expenses were $993,091 for the nine months ended September 30, 2020 as compared to $818,521 for the nine months ended September 30, 2019, an increase of $174,570 or approximately 21%. The increase was primarily related to fulfillment costs of $287,000 associated with the sale of products on the QVC network and costs associated with equity financing transactions, offset by a reduction in other miscellaneous categories.

Income (Loss) from Operations

We had a (loss) from operations of ($2,087,936) for the nine months ended September 30, 2020 as compared to ($2,766,036) for the nine months ended September 30, 2019, a decrease of $678,100, or approximately 25%. Our loss from operations decreased, as set forth above, primarily because certain operating expenses, marketing and advertising and other operating expenses, increased, offset by an increase in sales.

Loss on investment

On July 29, 2020, we executed an Exchange Agreement with CANB and delivered the 543,714 shares of CANB common stock to CANB in exchange for CANB’s delivery of 1,000,000 shares of ICNB common stock to the Company. The July 29, 2020 closing price of the CANB common stock was $0.95 per share. In the nine month period ended September 30, 2020, we recognized treasury stock in the amount of $516,528 and we recognized a loss of $483,472 from our investment in CANB common stock.

Net Loss (income) attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

The net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity represents 49% of the net loss (income)  of Bellissima, BiVi and Green Grow (which we owned 51% ) and 100% of United Spirits (which we own 0%) and is accounted for as a reduction (increase) in the net loss attributable to the Company. This net (income) was ($37,321) for the nine months ended September 30, 2020 and was a loss of $435,939 for the nine months ended September 30, 2019, a decrease of $473,260.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was ($2,608,729) for the nine months ended September 30, 2020 and ($2,330,097) for the nine months ended September 30, 2019, an increase of $278,632, or approximately 12%. The net loss increased primarily because of lower net income of $473,260 attributable to noncontrolling interests in subsidiaries and variable interest entity, higher operating costs of $381,540 and loss on investment of $483,472 offset by increased sales and resulting gross margin of $1,059,640.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2020 and September 30, 2019, we had negative operating cash flows. Our cash on hand as of September 30, 2020 was $499,100, which was derived primarily from the sale of Series G preferred stock and warrants. Our monthly cash flow burn rate for 2019 was approximately $307,000, and our monthly burn rate through the nine months ended September 30, 2020 was approximately $218,000. We have strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or equity securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2020 and December 31, 2019, respectively, were as follows:

	September 30,	December 31,
	2020	2019	Change

Cash	$499,100	263,638	235,462
Total Current Assets	1,576,246	1,411,185	165,061
Total Assets	1,665,243	2,568,021	(902,778)
Total Current Liabilities	2,371,613	2,028,676	342,937
Total Liabilities	$2,383,210	2,077,823	305,387

To repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2020 was $499,100. Based on our sales and annualized monthly burn rate of approximately $218,000 per month, we will need to raise additional funding through strategic relationships, public or private equity or debt financings. If such funding is not available, or not available on terms acceptable to us, our current development plans may be curtailed.

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

Sources and Uses of Cash

Operations

We had net cash used in operating activities for the nine months ended September 30, 2020 of ($1,037,220), compared to ($2,408,872) for the nine months ended June 30, 2019. For the nine months ended September 30, 2020, the net cash used in operating activities consisted primarily of our net loss of ($2,608,729)  and an increase in inventories of  ($115,424), offset primarily by stock-based compensation of $537,800. For the nine months ended September 30, 2019, the net cash used in operating activities consisted primarily of our net loss of ($2,330,097) and an increase in inventories of ($460, 878), offset by net stock based compensation expense ( non-cash)  of $775,700.

Investments

Except for $19,708 of furniture purchases and leasehold improvements that were incurred in 2020 and $15,000 of leasehold improvements in 2019, we had no investing activities for the nine months ended September 30, 2020 or September 30, 2019.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2020 was $1,292,390, compared to $3,602,711 for the nine months ended September 30, 2019, which consisted principally of proceeds from the sale of our Series G preferred stock and warrants.

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

We also entered into separate Registration Rights Agreements with the Investors, pursuant to which we agreed to undertake to file a registration statement to register the resale of the shares underlying the Series G Convertible Preferred stock and Warrants within ten (10) days following the date of written demand by the lead investor (the “Demand Date”), and to maintain the effectiveness of the registration statement until all of such shares of Common Stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions. If we fail to file the registration statement or have it declared effective by the dates set forth above, among other things, we are obligated to pay the investors liquidated damages in the amount of 1% of their subscription amount, per month, until such events are satisfied.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer is determined to make our disclosure controls and procedures effective; however, in designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute assurances that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ITEM 1A. RISK FACTORS

We are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the quarter ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description of Exhibits

10.1*	Limited Liability Company Operating Agreement of Bellissima Spirits LLC, dated as of November 15, 2015

10.2*	Limited Liability Company Operating Agreement of BIVI LLC, dated as of May 15, 2015

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

_______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iconic Brands, Inc.

Dated: November 16, 2020	By:	/s/ Richard DeCicco
Richard J. DeCicco
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

