Form 10-K
period 2020-12-31
Iconic Brands, Inc.
filed 2021-04-13
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number: 000-53162

Iconic Brands, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-4362274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Seabro Avenue Amityville, NY	11701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 219-8112

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ICNB	OTC Markets Group

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2020 was $4,823,264 based upon the closing price of the registrant’s common stock of $0.55 on the OTCQB as of that date.

As of April 12, 2021, there were 17,850,881  shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference: None.

 ICONIC BRANDS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Iconic,” “we,” “us,” and “our” refers to Iconic Brands, Inc. and its subsidiaries.

ITEM 1. BUSINESS

Overview

We are a lifestyle branding company with expertise in developing, from inception to completion, and branding alcoholic beverages for ourselves and third parties. We market and place products into national distribution through long-standing industry relationships. We believe we are a leader in “Celebrity Branding” of beverages in which we procure superior and unique products from around the world and brand such products with internationally-recognized celebrities. We currently market and sell the following products:

•

Bellissima Prosecco – these products comprise a line of all-natural and Vegan Prosecco and Sparkling Wine made with organic grapes, including a Zero Sugar, Zero Carb option, a DOC Brut and a Sparkling Rose. The Bellissima line of Prosecco and Sparkling Wines includes two new flavor profiles, a Zero Sugar/Zero Carb Sparkling Rose and a Rose Prosecco;

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

In addition, we also develop private label spirits for established domestic and international chains.

Our mission is to be an industry leader in brand development, marketing, and sales of alcoholic beverages by capitalizing on our ability to procure products from around the world. We plan to leverage our relationships with internationally-recognized celebrities to add value to products and create brand awareness in unbranded niche categories.

Brands and Products

Bellissima Prosecco and Sparkling Wines

We market and sell a line of all-natural and Vegan Prosecco and Sparkling Wine made with organic grapes, including a Zero Sugar, Zero Carb option, a DOC Brut and a Sparkling Rose. We market and sell these products under the Bellissima brand name pursuant to a license agreement entered into between our majority-owned (51%) subsidiary, Bellissima Spirits LLC (“Bellissima Spirits”), and Christie Brinkley, Inc., an entity owned by supermodel and entrepreneur Christie Brinkley (“CBI”), on November 12, 2015, which agreement was amended effective June 30, 2017 (the “Bellissima Agreement”). During her illustrious career, Christie Brinkley has appeared on over 500 magazine covers worldwide, served as a spokeswoman for CoverGirl, and performed on Broadway, in television and in film.

The Bellissima products are produced at a winery located in Treviso, Italy. Bellissima’s winery partners manage the procurement of all raw materials required to produce a finished product of either the DOC Brut, Sparkling Rose Pinot Grigio and our Zero Sugar, Zero Carb Sparkling Wine Expression.

Bella Sprizz Aperitifs

We have also developed, and now market and sell, a line of aperitifs in partnership with Christie Brinkley under the brand name Bella Sprizz. This line of aperitifs consists of three different expressions, a classic Italian aperitif typically used in making a “Spritz,” or as we prefer to say “Sprizz.” The second product in the line is an all-natural elderflower aperitif that may be added as a component to a consumer’s favorite cocktail or simply added to another spirit, such as a glass of our Bellissima Zero Sugar. We also offer “Bella Bitter,” a classic Italian bitter that can be served over ice with a garnish, such as a squeeze of a fresh orange, or added as a component in making a superior Negroni, a popular Italian cocktail.

BiVi Vodka

We have also developed and intend to relaunch a Vodka product under the brand “BiVi 100 percent Sicilian Vodka.” We intend to market and sell this product pursuant to a License Agreement entered into between our majority-owned (51%) subsidiary, BiVi LLC (“BiVi”), and Neighborhood Licensing, LLC (“Neighborhood Licensing”), an entity owned by Chazz Palminteri. Chazz Palminteri is an American actor, screenwriter, producer and playwright who has performed on Broadway, in television and in film. He is best known for his Academy Award-nominated role for Best Supporting Actor in Bullets over Broadway, the 1993 film A Bronx Tale, based on his play of the same name

BiVi Vodka is made from semolina wheat grown out of the rich volcanic soil and pure mountain spring water of Sicily and is the creation of Master Distiller Giovanni La Fauci.

Private Label - Hooters

In addition to developing celebrity brands, we develop and supply national restaurant chains, consumer good companies, and national retailers with  high-quality, private label products. We believe that private labeling presents a significant opportunity for growth of our business. We provide full-service, turnkey private labeling-enabled expertise in product sourcing, product development, brand development, marketing and distribution.

We market and sell a line of private-label premium spirits under the Hooters brand, including Vodka, Gin, Rum (Dark & Light), Tequila (Silver & Gold), American Whiskey and Hooters Heat Cinnamon Whiskey. We market and sell these products pursuant to a Marketing and Distribution Agreement entered into between us and United Spirits, Inc. (“United”), a company owned and managed by Richard DeCicco, our controlling shareholder and the President, Chief Executive Officer, Chief Financial Officer and a Director of our company.

The Hooters spirits premium line of products are available in Hooters corporate restaurants in over 15 states across the United States, as well as a growing number of Hooters franchise restaurants, with expansion plans for distribution of Hooters Spirits products into off-premise retail locations.

Hooters of America, LLC, is the franchisor and operator of more than 420 Hooters restaurants in 42 states and 29 countries. Known for its world-famous Hooters Style chicken wings, the first Hooters restaurant opened its doors in 1983 in Clearwater, Florida.

We also have entered into an endorsement agreement with Chase Elliott, the driver of the No. 9 Hooters Chevrolet Camaro ZL1 1LE, pursuant to which Mr. Elliott will act as a brand ambassador for the premium line of Hooters Spirits, which agreement requires, among other agreements, the agreement of Mr. Elliot to make personal appearances at select Hooters Spirits events. Mr. Elliott, the reigning, two-time NASCAR Cup Series Most Popular Driver, has won six races since joining the NASCAR Cup Series full time in 2016 with the powerhouse Hendrick Motorsports team and has qualified for the NASCAR Playoffs each season and won the 2020 NASCAR Cup Series Championship. Prior to his debut in the premier Cup Series, Mr. Elliott won the 2014 NASCAR Xfinity Series Championship before finishing that series’ championship runner-up the following season in 2015. Elliott also has earned many accolades off of the racetrack and has made appearances on television and in films, as well as being featured in magazines and video games. Post-COVID-19, we intend to further expand this relationship.

Industry Overview

According to Statista, the U.S. alcoholic beverages market was valued at approximately $255 billion in 2021 and is expected to grow by 5.92% annually between 2021 and 2025. Recent market data shows that from 2011 to 2019, sales increased by 30%, with an average increase of roughly 4.3% annually. Much of this growth is attributed to a shift toward spirits; the sales of the spirits category have increased substantially since 2018, averaging over 13 percent sales growth per year.

According to Euromonitor, in 2019,  the “high end” and “super premium” categories experienced larger sales growth than the “premium” and “value” categories. Within the wine category, there has been a shift in consumer behavior towards Sparkling Wine and Rosé. Prosecco and Sparkling Rosé in particular have seen high growth rates.

This shift in consumer behavior toward premium offerings, sparkling wines and seeking new experience continued in 2020 and is forecast to continue in the next years. Despite the challenging COVID-19 context, the alcohol ecommerce industry is seeing continued growth.  U.S. alcohol e-commerce approached approximately $5.6 billion in 2020, according to IWSR, up from roughly $3 billion in 2019. This growth was largely driven by the omnichannel segment as supermarkets and traditional retailers have sought to rapidly enhance their online offering.

According to Euromonitor, starting in 2021 the alcoholic drinks market will begin to recover after the pandemic effect on 2020 sales. Spirits are expected to see a return to positive growth in 2021. Compared to previous years, more consumption occasions will remain in the home, and ecommerce sales will continue growth.

Within the wine category, sparkling wine is expected to record the highest total volume CAGR, signaling that this category will be well positioned for recovery post-COVID-19.

According to Beverage Daily, new young consumers are looking for ethical brands that address causes they care about, which often includes the planet, animals welfare and social inclusivity, among others.

In addition the direct-to-consumer channel is predicted to grow by nearly $3 billion in value between 2019 and 2024, at a CAGR of 24% over the five-year period, according to IWSR.

Currently, the celebrity-branded alcoholic beverage industry is a largely consolidated industry, in which the largest companies control a significant portion of industry revenues. This includes existing industry players that are distillery companies that use their own liquor and parent brands to promote their products. These companies have a significant advantage over smaller players because they already have large bottling facilities and established brands.

Industry market share has also increased slightly during recent years as larger companies acquired smaller firms. For example, Sammy Hagar sold an 80% stake to Gruppo Campari for $80 million, Bethenny Frankel sold her Skinny Girl Cocktail brand to Fortune Brands’ Beam Global for an estimated $100M in 2011, and George Clooney sold his tequila company to Diageo for approximately $1 billion.

Entrants and products in the celebrity-branded alcoholic beverage industry include, but are not limited to, Casamigos Tequila and George Clooney (2013), Ciroc Vodka and Sean Combs (2007), Skinnygirl Margarita and Bethenny Frankel (2011) and Cabo Wabo Tequila and Sammy Hagar (1996).

Given the trends discussed above, we believe that there is a substantial opportunity in this market due to the rising popularity of celebrity-branded alcoholic beverages.

Sales and Marketing

We intend to utilize the strength of our management team and industry consultants to focus on brands that will consistently meet the needs of customers and consumers around the world.

We aim to gain brand loyalty by partnering with well-known iconic celebrities and/or national chains, such as we have with Christie Brinkley, Chazz Palminteri, Chase Elliott and Hooters. We  also intend to engage in targeted and national advertising and promotional campaigns, host celebrity and other sponsored events, and offer distribution incentives. We hope to attain national exposure in order to drive both awareness and sales of our products in their markets.  In addition, we expect that on and off-premise promotions, led by our sales management team, will pay off in increased awareness and higher sales.

We intend to kick off promotional campaigns with launch parties, supported by on-premise samplings, contests, on and off-premise giveaways, as well as social media campaigns, the launch of additional bottle sizes, and specialty drinks and menus.  Product brochures, press kits, signage, banners, public relations, product placement, sponsorships and internet-based marketing will also be utilized to maximize brand exposure and awareness.

Examples of some of our promotional activities have included:

•

In February 2020, Christie Brinkley hosted a series of Après Ski events at The Snow Lodge in Aspen, CO (starting on February 14, 2020 - Valentine’s Day). The events included an ice bar and featured Bellissima Prosecco and Sparkling Wines, wines made with organic grapes, with Bambinis (375ml) available in all three expressions. In addition, the highlight of the evening series showcased Bellissima’s partner, Christie Brinkley, as their celebrity mixologist throughout the evening;

•

Hooters Spirits launched its premium line of alcohol beverages in August 2019 with first tastings taking place in and around Bristol, Tennessee. The No. 9 Hooters Spirits Chevrolet show car was at each event with the world-famous Hooters Girls on-site taking pictures with customers and fans. The debut events led up to the 2019 NASCAR Cup Series Bass Pro Shops 500 on August 17, 2019 at Bristol Motor Speedway, where Chase Elliott drove the Hendricks Motorsports No. 9 Hooters Spirits Chevrolet Camaro ZL1 1LE to a top-five finish; and

•

We have also supported the rollout of the Hooters product line with marketing initiatives to help raise awareness of the brand, both inside and outside of the Hooters restaurants, which have included event launches, contests and giveaways, such as an autographed Chase Elliott No. 9 Hooters Spirits Chevy Camaro ZL1 diecast giveaway.

We also plan to participate in consumer trade shows where wholesalers and retailers are also invited.  This will allow our sales team to meet with many of the wholesalers and retailers who are otherwise hard to reach.  Advertising and promotion will also be achieved through staff training of on-premise locations; bartenders and wait-staff will be trained to fully understand our products and market them to customers.  Incentives will then be offered to motivate sales efforts.

Since public relations activity can be used as an effective promotional tool to promote brands, we plan to participate in high-profile public events to create an affinity for our brands that will resonate with their target markets, help build brand loyalty and ultimately drive sales.  Among the numerous high-profile promotional and sampling campaigns that we have hosted are events at NASCAR races and events at selected Hooters locations for The College Football National Championship Game.

Finally, we plan to engage in direct-to-consumer sales events, such as sales through QVC or websites.

Licensing and Distribution Agreements

Bellissima Prosecco and Sparkling Wines

We market and sell our Bellissima Prosecco and Sparkling Wine products pursuant to the Bellissima Agreement. Under the Bellissima Agreement, we were granted the right to use Christie Brinkley’s endorsement, signature and other intellectual property in connection with the sale of the products. We have agreed to guarantee certain of the obligations of Bellissima Spirits under the Bellissima Agreement and to indemnify CBI and Christie Brinkley against third-party claims.

Pursuant to the Bellissima Agreement, Bellissima Spirits is obligated to pay CBI a royalty fee equal to 10% of monthly gross sales (12.5% for sales in excess of defined Case Break Points) of Bellissima brand products payable monthly. CBI has the right to terminate the endorsement if Bellissima Spirits fails to sell as least 20,000 cases each year. In addition, upon a Licensee Liquidity Event (as defined), CBI is entitled to twenty two and one-half percent (22.5%) of the net proceeds generated from such Licensee Liquidity Event.

On May 1, 2016, Bellissima Spirits entered into a distribution agreement with United, a company owned and managed by Richard DeCicco, our controlling shareholder and the President, Chief Executive Officer, Chief Financial Officer and a Director of our company, for United to distribute and wholesale Bellissima Spirit’s products and to act as the licensed importer and wholesaler (the “Distribution Agreement”). The Distribution Agreement provides United the exclusive right for a term of ten years to sell Bellissima Spirit’s products for an agreed distribution fee equal to $1.00 per case of product sold.

On October 23, 2019, United entered into a Marketing and Order Processing Services Agreement (the “Marketing Agreement”) with QVC, Inc. (“QVC”) pursuant to which United granted to QVC an exclusive worldwide right to promote the Bellissima products through direct response television programs. The initial license period commenced on October 23, 2019 and expires on December 4, 2021. Unless either party notifies the other party in writing at least 30 days prior to the end of the initial license period or any renewal license period of its intent to terminate the Marketing Agreement, the license continually renews for additional two-year periods. The Marketing Agreement provides for United’s payment of “Marketing Feed” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time.

BiVi Vodka

We intend to relaunch, market and sell our BiVi Vodka product in 2021, pursuant to a license agreement entered into between our subsidiary, BiVi, and Neighborhood Licensing, LLC (“Neighborhood Licensing”), an entity owned by Chazz Palminteri on May 26, 2015 (the “BiVi Agreement”). Under the BiVI Agreement, we were granted the rights to Palminteri’s endorsement, signature and other intellectual property in connection with the sale of the products. Pursuant to the BiVi Agreement, BiVi is obligated to pay Neighborhood Licensing a royalty fee equal to 5% of monthly gross sales of BiVi Brand products payable monthly subject to an annual minimum royalty fee of $100,000 in year 1, $150,000 in year 2, $165,000 in year 3, $181,500 in year 4, $199,650 in year 5, and $219,615 in year 6 and each subsequent year. Under a Waiver Agreement signed on September 16, 2020, Neighborhood Licensing has agreed to waive the payment of all such minimum royalties under the BiVi Agreement until such time as Neighborhood Licensing agrees to reinstate the minimum royalties pursuant to the terms of the BiVi Agreement. We have agreed to guarantee and act as surety for BiVi’s obligations under certain sections of the BiVi Agreement and to indemnify Neighborhood Licensing and Chazz Palminteri against third party claims.

On May 1, 2015, BiVi entered into a distribution agreement with United, for United to distribute and wholesale BiVi’s product and to act as the licensed importer and wholesaler (the “United Distribution Agreement”). Pursuant to the United Distribution Agreement, United has the exclusive right to sell the BiVi product until 2025 for a distribution fee of $1.00 per case of product sold.

Private Label - Hooters

We market and sell our private label Hooters products pursuant to a marketing and distribution agreement entered into between us and United, effective as of April 1, 2019 (the “United Agreement”). Under the United Agreement, we have been granted the exclusive right to market and distribute the Hooters Spirits products line to (a) “Hooters” branded restaurants; (b) liquor distributors; and (c) off-premise, retail establishments (with all sales being made through distributors licensed to conduct business in the state of such sale) in the United States, Europe and Asia for a period of five years (which may be extended by up to an additional five years by us upon written notice to United, so long as we are not in breach of the agreement). The United Agreement provides for United to receive a fee of $1.00 per case of product sold to any wholesaler for retailer distribution.

United obtained the rights to manufacture, market, distribute and sell certain alcoholic products bearing the Hooters Marks in North America, Europe, Asia and Australia pursuant to a brand licensing agreement that it had entered into with Hooters on July 23, 2018 (the “Hooters Agreement”). Pursuant to the Hooters Agreement, United was granted a non-exclusive license to use the “Hooters” Marks to manufacture, market, distribute and sell certain alcoholic products bearing the Hooters Marks in North America, Europe, Asia and Australia for a period that expired on December 31, 2020. The Hooters Agreement may be extended by up to an additional three years by United provided that it is not in breach of the agreement and that certain minimum royalty fees are paid for the extension - $315,000 for 2021, $360,000 for 2022 and $420,000 for 2023. We are currently in discussions with Hooters, and expect to extend the Hooters Agreement. Under the Hooter’s Agreement, United paid Hooters an advance of $30,000, and agreed to pay royalties to Hooters of 6% of net sales (as defined) of all products during the term. In addition, the agreement also provides for United’s payment of a marketing contribution equal to 2% of the prior year’s net sales of the licensed products. If United fails to spend the required marketing contribution in any calendar year, the deficiency will be paid to Hooters.

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

Intellectual Property

United presently has registered trademarks in the United States associated with our BiVi and BellaSprizz brands or products. In addition, Richard DeCicco, our controlling shareholder, President, Chief Executive Officer, Chief Financial Officer and Director, owns the rights to a trademark depicting an image of the Botticelli Venus that is used on certain or our Bellissima and Bella Sprizz products. We use these trademarks with the permission of United and Mr. DeCicco.

Our other brands, such as Bellissima Prosecco and Sparkling Wines or Hooters branded spirits, are either protected under trademarks owned by the licensors or under common law use, and we use them with the licensors permission pursuant to the agreements that we or our subsidiaries have entered into with them.

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

Employees

As of March 15, 2021, we employed a total of five full-time employees and two consultants. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Corporate History

We were incorporated in the State of Nevada on October 21, 2005 (under the name Paw Spa, Inc.). On May 7, 2009, we changed our name to Iconic Brands, Inc.

Effective December 31, 2016, we closed on (i) a May 15, 2015 agreement to acquire a 51% interest in BiVi LLC. and (ii) a December 13, 2016 agreement to acquire a 51% interest in Bellissima Spirits LLC. These transactions involved entities under common control of our Chief Executive Officer and represented a change in reporting entity.

BiVi LLC was organized under the laws of the State of Nevada on May 4, 2015.

Bellissima Spirits LLC was organized under the laws of the State of Nevada on November 23, 2015.

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

Corporate Information

Our corporate headquarters are located in Amityville, NY. Our mailing address is 44 Seabro Avenue, Amityville, NY 11701, and our telephone number is (866) 219-8112. We file electronically with the SEC our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.iconicbrandsusa.com., free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. Information contained on our website is not incorporated into, and does not constitute any part of, this prospectus. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

We have had a limited number of quarters or years of profitability and have historically raised capital to meet our needs. Our net losses for the year ended December 31, 2020 and 2019 were $3,571,602 and $3,953,911, respectively, and our accumulated deficit as of December 31, 2020 was $1,828,123 and we had positive equity of $490,198, as of December 31, 2019. We may sustain losses in the future as we implement our business plan, and there can be no assurance that we will ever generate revenues or maintain profitability in the future.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm included in its opinion for the year ended December 31, 2020 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and to generate significant revenue. Our financial statements as of December 31, 2020 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances. Furthermore, we also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

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

All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We continue to monitor the situation, have actively implemented policies and procedures to address the situation, and may adjust our current policies and procedures as more information and guidance become available to address the evolving situation. The impact of COVID-19 may also exacerbate other risks discussed in this Report, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had one customer, QVC, Inc., that accounted for approximately 68%  of our sales for the year ended December 31, 2020. At December 31, 2020, one customer, QVC, Inc., accounted for an aggregate of approximately 60% of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by one or more of these significant customers may negatively impact our cash flow and current assets.

Any changes to our relation with QVC or retail outlets may have a material adverse effect on our business.

For the year ended December 31, 2020, we had direct response sales of approximately $2.0 million, which represented almost all of our direct to consumer sales for the year. These sales were made pursuant to the Marketing Agreement between United and with QVC, which currently extends through December 4, 2021. Our agreements with other direct retail partners are informal and therefore subject to change. If the Marketing Agreement is terminated, one or more of the direct retail partners chose to purchase fewer products, or we are forced to reduce the prices at which we currently sell our products, our sales and profits would be reduced and the business would be harmed.

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

We are subject to cybersecurity risks.

Cybersecurity risks and attacks continue to increase. Cybersecurity attacks are evolving and not always predictable. Attacks include malicious software, threats to information technology infrastructure, denial-of-service attacks on websites, attempts to gain unauthorized access to data, and other breaches. Data breaches can originate with authorized or unauthorized persons. Authorized persons could inadvertently or intentionally release confidential or proprietary information, and recipients could misuse data. Such events could lead to interruption of our operations or business, unauthorized release or use of information, compromise of data, damage to our reputation, damage to our customers or vendors, and increased costs to prevent, respond to or mitigate any events.

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

We have no independent directors, no board committees. This may hinder our board of directors’ effectiveness in fulfilling the typical functions of a board and of committees thereof.

Currently, we have no independent directors, nor do we have an audit committee, compensation committee or nominating and corporate governance committee at this time. An independent board and audit committees, compensation committees and nominating and corporate governance committees with independent directors play a crucial role in the corporate governance process, assessing a company’s processes relating to its risks and control environment, overseeing financial reporting, preventing self-dealing by company executives and evaluating internal and independent audit processes. The lack of an independent board or committees prevents the board of directors from being independent from management in its judgments and decisions and its ability to pursue the board’s responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. In addition, our sole director is not a “financial expert”.

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

Our Articles of Incorporation, Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 100,000,000 shares of preferred stock, of which one share has been designated as Series A Preferred Stock and one share is issued and outstanding; 1,000,000 shares have been designated as Series B Preferred Stock and no shares are issued and outstanding; 1,000 shares have been designated as Series C Preferred Stock and no shares are issued and outstanding; 10 shares have been designated as Series D Preferred Stock and no shares are issued and outstanding; 5,000,000 shares have been designated as Series E Preferred Stock and 356,176 shares are issued and outstanding; 4,500 shares have been designated as Series F Preferred Stock and 3,045 shares are issued and outstanding; and 1,500 shares have been designated as Series G Preferred Stock and 1,500 shares are issued and outstanding. Our authorized but undesignated preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2020, we have concluded that there is a material weakness relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our Principal Executive Officer and Principal Financial Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud.

Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Principal Executive Officer and Principal Financial Officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

We have also entered into a lease agreement with our two officers to use part of their residence in Copiague, New York for Company office space. The agreement has a term of three years from January 1, 2019 to December 31, 2021 and provides monthly rent of $3,930.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “ICNB.” Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock. The table below sets forth the high and low bid prices of the Company’s common stock during the periods indicated as reported on OTC Markets Inc. (www.otcmarkets.com). Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2020	Low	High
First Quarter	$0.45	$0.76
Second Quarter	0.45	0.71
Third Quarter	0.33	0.63
Fourth Quarter	0.09	0.52

2019	Low	High
First Quarter	$0.57	$1.50
Second Quarter	0.92	2.13
Third Quarter	0.46	1.18
Fourth Quarter	0.44	0.79

Stockholders

As of March 15, 2021, there were 178 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Issuance of Unregistered Securities

On March 29, 2021 we issued 401,670 shares of  restricted common stock to a supplier of services to the Company.

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

Overview

We are a lifestyle branding company with expertise in developing, from inception to completion, and branding alcoholic beverages for ourselves and third parties. We market and place products into national distribution through long-standing industry relationships. We believe we are a leader in “Celebrity Branding” of beverages in which we procure superior and unique products from around the world and brand such products with internationally-recognized celebrities. We currently market and sell the following products:

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

In addition, we also develop private label spirits for established domestic and international chains.

Our mission is to be an industry leader in brand development, marketing, and sales of alcoholic beverages by capitalizing on our ability to procure products from around the world. We plan to leverage our relationships with internationally-recognized celebrities to add value to products and create brand awareness in unbranded niche categories.

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

Recent Developments

As a result of COVID-19, we have seen a shift away from the traditional brick-and-mortar business to a direct-to-consumer business. Although we expect brick-and-mortar to rebound, we also expect the director-to-consumer model to stay post-COVID-19, as consumers embrace the convenience of having their alcoholic beverages delivered to their doorstep. As we expand our relationship with QVC and our own direct-to-consumer platform through our website, we believe we are well positioned to execute on this opportunity.

Series G Preferred Stock Financing

On January 12, 2020, we entered into securities purchase agreements with certain accredited investors for the sale of an aggregate of 1,500 shares of our Series G Preferred Stock and warrants to purchase up to 1,200,000 shares of our common stock for gross proceeds of $1,500,000, before deducting placement agent and other offering expenses.

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2020 and 2019 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company. Until we can grow revenues sufficient to meet our operating expenses, we must continue to raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements.

Results of Operations for the Years Ended December 31, 2020 and 2019

Introduction

We had sales of $2,848,913 and $1,210,242 for the years ended December 31, 2020 and 2019, respectively. Our cost of sales were $1,330,441 and $734,428 for the years ended December 31, 2020 and 2019, respectively. Our operating expenses were $4,716,564 and $3,807,114, for the years ended December 31, 2020 and 2019, respectively. Our operating expenses consisted mostly of professional fees, royalties and fulfilment costs along with marketing and advertising costs, occupancy costs, and travel and entertainment.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Increase /
	2020	2019	(Decrease)

Sales	$2,848,913	$1,210,242	$1,638,671
Cost of Sales	1,330,441	734,428	596,013
Gross Profit	1,518,472	475,814	1,042,658

Operating expenses:
Officers’ compensation	415,000	497,000	(82,000)
Fulfillment Costs	536,255	-	536,255
Royalties	497,253	198,002	299,251
Professional fees	962,481	1,260,343	(297,862)
Marketing and advertising	801,445	512,707	288,738
Travel and entertainment	41,208	319,483	(278,275)
Other operating expenses, including occupancy	1,462,922	1,019,576	443,346
Total operating expenses	4,716,564	3,807,111	909,453

Net operating (loss) from continuing operations	(3,198,092)	(3,331,297)	133,205
Loss on Investment in Can B Corp	(483,472)	-	(483,472)

Net loss attributable to noncontrolling interests in subsidiaries and variable interest entity	109,962	424,599	(314,637)
Net income (loss) before discontinued operations	(3,571,602)	(2,906,698)	(664,904)
Loss from discontinued operation	-	(1,047,213)	1,047,213
Net Loss attributable to Iconic Brands	$(3,751,602)	(3,953,911)	382,309

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka and Bellissima Prosecco and Sparkling Wine and our newly-introduced line of Hooters Spirits. Sales were $2,848,913 for the year ended December 31, 2020 compared to $1,210,242 for the year ended December 31, 2019, an increase of $1,638,671, or 135%. The $1,638,671 increase in sales in 2020 over 2019 was primarily due to a $1,632,000 increase in sales of Bellissima Prosecco through the QVC sales channel.

Cost of Sales

Cost of sales for the year ended December 31, 2020 were $1,330,441 compared to $734,428 during the year ended December 31, 2019, an increase of $596,013. Cost of sales includes the cost of the products purchased from our Italian suppliers, freight-in costs and import duties. The cost of sales as a percentage of sales for the year ended December 31, 2020 was 46.7% as compared to 60.7% for the year ended December 31, 2019. The decrease in cost of sales as a percentage of sales was due to the increase in sales through the QVC channel, which has lower costs, However, as discussed below, there are now fulfillment costs associated with sales through the QVC channel that are specific to that sales distribution effort.

Officers Compensation

Officers compensation for the year ended December 31, 2020 was $415,000compared to $497,000 for the year ended December 31, 2019, a decrease of $82,000 or 16%. The decrease relates to payments made to other officers in 2019 who were not employed by us in 2020.

Effective April 1, 2018, we executed Employment Agreements with our Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements have a term of 24 months (to March 31, 2020). The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of Iconic common stock (the “DeCicco Award”) issuable upon the effective date of the planned reverse stock split. The DeCicco Award has not been issued as of the date of this Annual Report, but the Company still intends to issue such award. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of Iconic common stock (the “Faltings Award”) issuable upon the effective date of the planned reverse stock split. The Faltings Award has not been issued as of the date of this Annual Report, but the Company still intends to issue such award. For the year ended December 31, 2019, we have accrued a total of $415,000 officers compensation pursuant to these two Employment Agreements. In 2019, the accrued compensation was allocated 50% to Iconic ($207,500), 40% to Bellissima ($166,000), and 10% to BiVi ($41,500).

Fulfillment Costs

We had fulfillment costs of $536,255 for the year ended December 31, 2020 compared to $0 for the year ended December 31, 2019, an increase of $536,255. Fulfilment coats are specifically related to sales made through the QVC Channel and included storage and distribution to the consumer.

Royalties

We expensed royalties of $497,253, for the year ended December 31, 2020 compared to $198,002 for the year ended December 31, 2019, an increase of $299,251, or 151%. Royalties increased due to primarily to minimum royalties associated with the Hooters product brand.

Professional and Consulting Fees

Professional and consulting fees expense was $962,481, for the year ended December 31, 2020, compared to $1,260,343, for the year ended December 31, 2019, a decrease of $297,862, or approximately 24%.

Professional and consulting fees consist primarily of legal and, accounting and auditing services. The decrease of approximately $297,862 from 2019 to 2020 was related to the acquisition of CANB Corp (“CANB”) in 2019 and related financing activities that did not occur in 2020. We pursued various acquisition opportunities in 2020 that did not result in a completed transaction, which caused our expenses for professional fees to remain at a high level.

Marketing and Advertising

Marketing and advertising expenses for the year ended December 31, 2020 were $801,445 compared to $512,707 during the year ended December 31, 2019, an increase of $288,738, or 56%. The increase in marketing and advertising expense was primarily related to marketing fees in the QVC sales channel.

Travel and Entertainment

Travel and entertainment expenses for the year ended December 31, 2020 were $41,208 compared to $319,483 for the year ended December 31, 2019, a decrease of $278,275 or about 87%. The decrease was a result of limited travel during the year ended December 31, 2020 due to the COVID-19 environment.

Other Operating Expenses

Other operating expenses were $1,462,922 for the year ended December 31, 2020 as compared to $1,019,576 for the year ended December 31, 2019, an increase of $443,346, or approximately 44%. For the year ended December 31, 2020, other operating expenses included investor relations, automobile, insurance, office expenses and expenses relating to Christie Brinkley appearances at Bellissima promotions. In addition, we hired four employees to assist with the planned growth of our company.

Net Operating Income/Loss

Net operating loss for the year ended December 31, 2020 was $3,198,092 compared to net operating loss of $3,331,297 for the year ended December 31, 2019, a decrease of $133,205. Net operating (loss) decreased , as set forth above, primarily because sales increased, offset by increases in the various expense categories.

Loss on investment

On July 29, 2020, we executed an Exchange Agreement with CANB and delivered the 543,714 shares of CANB common stock to CANB in exchange for CANB’s delivery to us of 1,000,000 shares of our common stock. The July 29, 2020 closing price of the CANB common stock was $0.95 per share. For the year ended December 31, 2020, we recognized treasury stock in the amount of $516,528 and we recognized a loss of $483,472 from our investment in CANB common stock.

Net Loss attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

Net loss attributable to noncontrolling interests in subsidiaries and variable interest entity represented 49% of the net loss of Bellissima and BiVi (of which we own 51%) and 100% of United Spirits (of which we own 0%) and is accounted for as a reduction in the net loss attributable to our company. Net loss for the year ended December 31, 2020 was $109,962 compared to a net loss of $424,599 for the year ended December 31, 2019, a decrease in the loss of $314,637. Net loss attributable to Iconic Brands decreased during the year ended December 31, 2020 as a result of all the changes discussed above.

Loss from Discontinued Operations

Effective December 31, 2019, we sold our 51% equity interest in Green Grow Farms, Inc. (“Green Grow”) to Can B Corp. in exchange for 37,500,000 shares of Can B Corp. common stock and a Can B Corp. obligation to issue additional shares (“Additional Purchases Shares”) of Can B Corp. common stock to the Company on June 30, 2020 in such number so that the aggregate value of the aggregate shares issued to the Company equals $1,000,000. We acquired this equity interest on May 9, 2019 in exchange for a $200,000 note payable to NY Farms Group Inc. and 2,000,000 shares of Company common stock valued at $1,250,000

The loss from operations during the time of ownership and the subsequent sale of the operation resulted in a loss from discontinued operations of $1,047,213 for the year ended December 31, 2019. There was no loss from discontinued operation for the year ended December 31, 2020.

Net Income/Loss

Net loss attributable to the Company for the year ended December 31, 2020 was $3,571,602, or $(.22) per share, compared to a net loss of $3,953,911, or $(0.37) per share, for the year ended December 31, 2019, a decrease in the loss of $382,309. Net (loss) decreased, as set forth above.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2020, because we did not generate sufficient revenue, we had negative operating cash flows. Our cash on hand as of December 31, 2020 was $457,041. Our average monthly cash flow burn rate for 2020 was approximately $200,000. We have high cash needs in the short term, and as our operating expenses increase, we will face strong to medium long term cash needs. We do not anticipate that our cash flows from operations will satisfy our cash flow needs for the next year, and if revenues do not keep up with our expenses, it will be necessary to seek other methods to finance our operations and any growth opportunities, including the sale of convertible debt and equity securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2020 and 2019, respectively, are as follows:

	December 31,	December 31,
	2020	2019	Change

Cash	$457,041	$263,638	$193,403
Total Current Assets	1,298,999	1,411,185	(112,186)
Total Assets	1,354,892	2,568,021	(1,213,129)
Total Current Liabilities	3,183,015	2,028,676	1,154,339
Total Liabilities	$3,183,015	$2,077,823	$1,105,192

Our total current assets decreased by approximately $112,000 from the prior year primarily due to an increase in cash of $194,000 offset by decreases in accounts receivable and inventory of $261,000 (see footnotes to the financial statements). Our total current liabilities increased primarily due to a $1,043,000 increase in accounts payable and accrued expenses, primarily related to royalties and professional fees.(see the footnotes to the financial statements attached). Our working capital deficit increased from $617,491 at December 31, 2019 to $1,884,016 at December 31, 2020.

We hope that the revenues we generate from sales of our products will be able to satisfy our obligations in full without the need to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts. Please see the “ Risk Factors ” beginning on page 12.

Cash Requirements

Our cash on hand as of December 31, 2020 was $457,041. We anticipate that the funding from financing activities and product sales will be enough to sustain us for the next 12 months.

Sources and Uses of Cash for the Year Ended December 31, 2020 and 2019

Operations

Our net cash (used in) operating activities for the years ended December 31, 2020 and 2019 was $(1,070,853) and $(2,736,732), respectively, a decrease of of $1,665,879. The decrease in cash used in operations was primarily due to a decrease in accounts receivable and an increase in accounts payable.

Investments

For the year ended December 31, 2019 we used cash for investing activities to make a loan to our discontinued subsidiary. For the year ended December 31, 2020, we used cash for investing activities of $19,708 for the purchase of equipment and leasehold improvements.

Financing

Our net cash provided by financing activities for the years ended December 31, 2020 and 2019 was $1,283,964 and $3,626,120, respectively. Cash generated from financing activities related to the sale of Series G preferred stock in 2020 and Series F preferred stock in 2019.

Critical Accounting Policies and Estimates

See Note 2 of the Notes to Consolidated Financial Statements for the years ended December 31, 2020 and 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item begins on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 3, 2020, we received written notification from its former independent registered public accountants, BMKR, LLP (“BMKR”), that it had resigned as our auditors. On December 14, 2020, our board of directors retained Fei Qi, CPA (“Fei Qi”) as our independent registered public accounting firm to replace BMKR.

The reports of BMKR on our financial statements for the fiscal year ended December 31, 2019 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about our ability to continue as a going concern.

During our two most recent fiscal years and all subsequent interim periods preceding such change in auditors, there was no disagreement with BMKR on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreements in connection with its report; nor has BMKR ever presented a written report, or otherwise communicated in writing to the Company or the Board the existence of any “disagreement” or “reportable event” within the meaning of Item 304 of Regulation S-K.

We authorized BMKR to respond fully to the inquiries of Fei Qi, and BMKR has provided us with a letter addressed to the U.S. Securities and Exchange Commission stating that it agrees with the above statements, as required by Item 304(a)(3) of Regulation S-K, which is attached as Exhibit 16.1 of our Current Report on Form 8-K filed December 17, 2020.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer and Principal Financial Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Principal Executive Officer and Principal Financial Officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

As of December 31, 2020, we did not maintain effective controls over the control environment. Because we are a small start-up company with only two full time employees, we lack the ability to have adequate segregation of duties and adequate oversight of the financial statement preparation process. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting through the date of this report or during the twelve months ended December 31, 2020, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position(s)

Richard DeCicco	63	Chief Executive Officer, Chief Financial Officer, President and Director

Roseann Faltings	63	Vice President and Director

Richard DeCicco, has served as our Chief Executive Officer, President and member our board since 2007. In addition, since May 2019, he has served as our Chief Financial Officer. With over 34 years of experience in the global liquor industry, Mr. DeCicco has been a senior executive and a leader in the wine and spirits industry. Previously, Mr. DeCicco served as President of Harbrew Imports Ltd. since its inception in 1999. Prior to his appointment at Harbrew Imports Ltd, from 1990 to 1997, Mr. DeCicco was the Chief Executive Officer and President of Harbor Industries, a production facility. In addition to having been the national provider for The Paddington Corporation brands from 1990 to 1997, Mr. DeCicco pioneered what is now known within the field as Value Added Packaging. We believe Mr. DeCicco is qualified to serve as a member of our board because of his experience in and relationships within the industry. Mr. DeCicco is the President of United Spirits Inc.

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

Family Relationships

Richard DeCicco and Roseann Faltings live in the same household, but are not married.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2020, we believe that, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2020.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy. Our business operations are not complex and are very limited. Our Company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended December 31, 2020 and 2019 to our principal executive officer and one additional officer (collectively, the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Total ($)
Richard DeCicco,	2020	265,000	265,000
Chief Executive Officer, Chief Financial Officer and President	2019	265,000	265,000
Roseann Faltings,	2020	150,000	150,000
Vice President	2019	150,000	150,000

Outstanding Equity Awards at December 31, 2020

We do not currently have a stock option or grant plan.

Non-Employee Director Compensation

We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity.

Employment Agreements

Richard DeCicco

Effective July 1, 2018, we entered into an employment agreement with Mr. DeCicco. Pursuant to his employment agreement, Mr. DeCicco will receive a base salary of $265,000 per year. In exchange for services previously performed in 2018, Mr. DeCicco is entitled to a stock award under the employment agreement equal to 300,000 shares of our common stock. His stock award will include registration rights to be included in the next registration statement after issuance. We will provide Mr. DeCicco with a car and cover its expenses. Mr. DeCicco will also be entitled to participate in our employee benefit plans and receive equity incentive awards as determined by the Board of Directors.

If we sell our Bellissima brand, we will pay Mr. DeCicco 23% of the gross sales proceeds of the sale. This provision survives any termination of his employment agreement.

If we terminate Mr. DeCicco without Cause or he resigns for Good Reason, as defined in the employment agreement, we must pay Mr. DeCicco a severance equal to twice his annual base salary. We will also pay him any earned but unpaid bonuses.

Roseann Faltings

Effective July 1, 2018, we entered into an employment agreement with Ms. Faltings. Pursuant to her Employment Agreement, Ms. Faltings will receive a base salary of $150,000 per year. In exchange for services previously performed in 2018, Ms. Faltings is entitled to a stock award under the Employment Agreement equal to 100,000 shares of our common stock. Her stock award will include registration rights to be included in the next registration statement after issuance. We will provide Ms. Faltings with a car and cover its expenses. Ms. Faltings will also be entitled to participate in our employee benefit plans and receive equity incentive awards as determined by our board of directors.

If we sell our Bellissima brand, we will pay Ms. Faltings 23% of the gross sales proceeds of the sale. This provision survives any termination of her employment agreement.

If we terminate Ms. Faltings without Cause or she resigns for Good Reason, as defined in the employment agreement, we must pay Ms. Faltings a severance equal to twice her annual base salary. We will also pay her any earned but unpaid bonuses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 12, 2021, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of April 12, 2021, we had 17,850,551 shares of common stock issued and outstanding, one share of Series A Preferred Stock outstanding, 2,115,224 shares of Series E Convertible Preferred Stock (convertible into an aggregate of 890,440 shares of common stock), 2,413.75 of Series F Preferred Stock (convertible into an aggregate of 3,862,000 shares of common stock) and of Series G Preferred Stock 1,475 shares (convertible into an aggregate of 1,200.000 shares of common stock) outstanding. The shares of Series F Preferred Stock and Series G Preferred Stock do not have any voting rights.

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

Shares of common stock that are currently exercisable or convertible within 60 days of April 12, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Amount and Nature of Beneficial Ownership
Name and Address (1)	Common Stock Ownership	Percentage of Common Stock Ownership	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock	Percentage of Total Voting Power(2)
Officers and Directors:
Richard DeCicco	1,746,393	10%	1	100%	60%
Roseann Faltings	500,200	2.8%	--	0%	* %

All Officers and Directors as a Group (2 Persons)	2,246,593	12.8%	1	100%	62%

5% Stockholders:
NY Farms Group, Inc.	1,000,000	5.7%	--	--	1.2%

(1)	Unless otherwise indicated, the address of the stockholder is c/o Iconic Brands, Inc., 44 Seabro Avenue, Amityville, NY 11701.

(2)	Holders of our common stock are entitled to one vote per share, holders of our Series A Convertible Preferred Stock are entitled to two votes for every outstanding share of common stock outstanding or issuable upon exercise of options and conversion of convertible securities (giving the holder 50% of all votes eligible to be cast on matters voted on by the common shareholders), and holders of our Series E Preferred Stock are entitled to 100 votes per share. Accordingly, as of March 15, 2021, holders of our common stock are entitled to 17,448,881 votes, holders of our Series A Preferred Stock are entitled to 18,339,321 votes and holders of our Series E Preferred Stock are entitled to 890,440 votes.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2020 and December 31, 2019 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

United Spirits

United Spirits is owned and managed by Richard DeCicco, our Chief Executive Officer, Chief Financial Officer, President and member of our board of directors. During the years ended December 31, 2020 and December 31, 2019, total payments to United amounted to 30,680, all of which remained accrued and unpaid as of December 31, 2020.

Exchange of Shares

There were no share exchanges in 2020.

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

Distribution Agreements

On May 1, 2016, Bellissima entered into a Distribution Agreement with United, a company owned and managed by Richard DeCicco, the controlling shareholder, President, Chief Executive Officer, Chief Financial Officer and Director of the Company, for United to distribute and wholesale Bellissima’s product and to act as the licensed importer and wholesaler. The Distribution Agreement provides United the exclusive right for a term of ten years to sell Bellissima’s product for an agreed distribution fee equal to $1.00 per case of product sold. During the year ended December 31, 2020 and 2019, Bellissima paid United Spirits $17,478 and $11,496, respectively.

On May 1, 2015, BiVi entered into the Distribution Agreement with United Spirits for United Spirits to distribute and wholesale BiVi’s products and to act as the licensed importer and wholesaler. Pursuant to the Distribution Agreement, United Spirits has the exclusive right to sell our products until 2025 for a distribution fee of $1.00 per case of product sold. During the years ended December 31, 2020 and 2019, BiVi paid United Spirits $0 and $50, respectively, pursuant to the Distribution Agreement.

We market and sell our private label Hooters products pursuant to a Marketing and Distribution Agreement entered into between us and United, a company owned and managed by Richard DeCicco, the controlling shareholder, President, Chief Executive Officer, Chief Financial Officer and Director of the Company, effective as of April 1, 2019 (the “United Agreement”). Under the United Agreement, we have been granted the exclusive right to market and distribute the Hooters Spirits products line to (a) “Hooters” branded restaurants; (b) liquor distributors; and (c) off-premise, retail establishments (with all sales being made through distributors licensed to conduct business in the state of such sale) in the United States, Europe and Asia for a period of five years (which may be extended by up to an additional five years by us upon written notice to United, so long as we are not in breach of the agreement). The agreement provides for United to receive a fee of $1.00 per case of product sold to any wholesaler for retailer distribution. During the year ended December 31, 2020 and 2019, we paid United Spirits $1,656 pursuant to the United Agreement.

Lease Agreement

We lease our office and warehouse space in North Amityville, New York from Dan Kay International. On January 1, 2021, we entered into a lease extension with Dan Kay International pursuant to which we extended the term of our lease to January 1, 2024 for $4,892.89 per month.

We have also entered into a lease agreement with the two officers of the Company to use part of their residence in Copiague, New York for Company office space. The agreement has a term of three years from January 1, 2019 to December 31, 2021 and provides for monthly rent of $3,930. During the year ended December 31, 2020, the Company paid the officers an aggregate of $47,160 for this lease.

Director Independence

Our board of directors has determined that none of our directors are currently “independent” as that term is defined under NASDAQ Listing Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BMKR, LLP (“BMKR”) was our independent registered public accounting firm for the year ended December 31, 2019 and served as our independent registered public accounting firm since our inception until December 3, 2020. On December 3, 2020, we received written notification from BMKR, that it had resigned as our auditor. On December 14, 2020, our board of directors elected to retain Fei Qi, CPA (“Fei Qi”) as our independent registered public accounting firm to replace BMKR for the year ended December 31, 2020.

The following table presents fees for professional services rendered by Fei Qi and BMKR, LLP for the years ended December 31, 2019 and 2020.

	Years Ended December 31,
	2019	2020
Fei Qi, CPA
Audit Fees (1)	$—	$35,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
BMKR, LLP
Audit Fees (1)	$40,000	$6,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$40,000	$41,000

__________

(1)	Audit fees were principally for audit and review services.

Of the fees described above for the year ended December 31, 2020, all were approved by our board of directors

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

(b) Exhibits

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of Iconic Brands, Inc. (Incorporated by reference to our Form SB-2 filed on November 30, 2007)

3.2	Certificate of Amendment of the Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on March 4, 2019)

3.3	Certificate of Correction to the Amendment of the Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on March 4, 2019)

3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

3.6	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

3.7	Certificate of Designation of Series D Preferred Stock (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

3.8	Certificate of Designation of Series E Preferred Stock (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

3.9	Certificate of Designation of Series F Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

3.10	Certificate of Designation of Series G Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

3.11	Bylaws of Iconic Brands, Inc., as amended (Incorporated by reference to our Form SB-2 filed on November 30, 2007)

4.1	Description of registrant’s securities (Incorporated by reference to our Annual Report on Form 10-K, filed on April 15, 2020)

10.1	License Agreement between BiVi LLC and Neighborhood Licensing, LLC, dated May 26, 2015 (Incorporated by reference to our Annual Report on Form 10-K, filed on April 15, 2020)

10.2	Distribution Agreement by and between BiVi LLC and United Spirits, Inc., dated May 1, 2015 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.3	Securities Exchange Agreement by and between the Company and BiVi LLC, dated May 15, 2015 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.4	License Agreement by and among Bellissima LLC and Christie Brinkley, Inc., dated November 12, 2015 (Incorporated by reference to our Annual Report on Form 10-K, filed on April 15, 2020)

10.5

Distribution Agreement by and between Bellissima Spirits LLC and United Spirits, Inc., dated May 1, 2016 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.6

Amendment No. 1 License Agreement by and among Bellissima LLC and Christie Brinkley, Inc., effective as of June 30, 2017 (Incorporated by reference to our Annual Report on Form 10-K, filed on April 15, 2020)

10.7

Securities Purchase Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd. and Gregory M. Castaldo, dated November 1, 2017 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.8

Registration Rights Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd. and Gregory M. Castaldo, dated November 1, 2017 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.9

Share Exchange Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Gregory M. Castaldo, dated May 21, 2018 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.10

Amendment No. 1 to Securities Purchase Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Gregory M. Castaldo, dated May 21, 2018 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.11

Amendment No. 1 to Registration Rights Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Gregory M. Castaldo, dated May 21, 2018 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.12

Amendment No. 1 to Securities Exchange Agreement by and between the Company and BiVi LLC, dated October 26, 2018 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.13

Extension of Lease Agreement by and between the Company and United Spirits, Inc., dated March 27, 2018 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed on September 19, 2018)

39

10.14+

Employment Agreement by and between the Company and Richard DeCicco, dated April 1, 2018 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed on October 29, 2018)

10.15+

Employment Agreement by and between the Company and Roseann Faltings, dated April 1, 2018 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed on October 29, 2018)

10.16

Brand Licensing Agreement by and between United Spirits, Inc. and HI Limited Partnership dated as of July 23, 2018 (Incorporated by reference to our Annual Report on Form 10-K, filed on April 15, 2020)

10.17	Marketing and Distribution Agreement by and between the Company and United Spirits, Inc. dated April 1, 2019 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2019)

10.18	Form of Securities Purchase Agreement dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.19	Form of Warrant dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.20	Form of Registration Rights Agreement dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.21	Form of Lock-Up Agreement dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.22	Form of Warrant Exercise Agreement, dated as of May 2, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on May 9, 2019)

10.23	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K filed on May 9, 2019)

10.24	Form of Securities Purchase Agreement dated July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.25	Form of Warrant dated July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.26	Form of Registration Rights Agreement July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.27	Form of Lock-Up Agreement July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.28	Form of Exchange Agreement July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.29	Form of Securities Purchase Agreement dated January 12, 2020 (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.30	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.31	Form of Registration Rights Agreement dated January 12, 2020 (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.32	Form of Lock-Up Agreement dated January 12, 2020 (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.33	Exchange Agreement by and among the Company and Can B Corp dated as of July 29, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 10, 2020)

10.34	Form of 5% Original Issue Discount Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 10, 2020)

10.35	Limited Liability Company Operating Agreement of Bellissima Spirits LLC, dated as of November 15, 2015 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2020)

10.36	Limited Liability Company Operating Agreement of BIVI LLC, dated as of May 15, 2015 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2020)

10.37*	Extension of Lease Agreement by and between the Company and Dan Kay International, dated January 1, 2021

16.1	Letter regarding Change in Certifying Accountants (Incorporated by reference to our Current Report on Form 8-K filed on December 17, 2020)

21.1*	Subsidiaries of registrant

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Iconic Brands, Inc.

Dated: April 13, 2021	By:	/s/ Richard J. DeCicco
Richard J. DeCicco
	Its:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. DeCicco	Chief Executive Officer, Chief Financial Officer, President and Director	April 13, 2021
Richard J. DeCicco	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Roseann Faltings	Vice President and Director	April 13, 2021
Roseann Faltings

ICONICBRANDS,INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIALSTATEMENTS

Years ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Of Iconic Brands Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iconic Brands Inc. (the “Company”) as of December 31, 2020 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Iconic Brands Inc. as of December 31, 2020 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2 (m). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sales – Refer to Note 2 (m)

Critical Audit Matter Description

The Company’s fiscal year 2020 sales increased by $1,638,671 or 135% from 2019. The increase in sales is primarily due to revenue generated from one new customer, which accounted approximately 70% of total sales for the year.

How the Critical Audit Matter was Addressed in the Audit:

Our principal audit procedures related to the Company’s sales included:

1.	Reviewed the Company’s revenue recognition process and ascertained the Company has adopted ASC 606.
2.	Performed detail testing on sales, including the new customer that accounted for majority of the sales.
3.	Performed sales cutoff procedures to verify sales are recorded in the proper period.
4.	Considered the adequacy of the disclosure in the financial statements in relation to sales.

/s/ Fei Qi CPA

Fei Qi CPA

Elmhurst, New York

April 13, 2021

We have served as the Company’s auditor since 2020.

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

Hauppauge, NY
April 14, 2020

Member American Institute of Certified Public Accountants

Member Public Company Accounting Oversight Board

Iconic Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

Assets

Current assets:
Cash and cash equivalents	$457,041	$263,638
Accounts receivable (less allowance for doubtful accounts of $83,617 and $26,513, respectively)	334,458	573,747
Inventory	507,500	573,800

Total current assets	1,298,999	1,411,185

Right-of-use assets	45,381	136,836
Leasehold improvements, furniture, and equipment (less accumulated depreciation and amortization of $29,196 and $0, respectively)	10,512	20,000
Investment in Can B Corp	-	1,000,000

Total assets	$1,354,892	$2,568,021

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Current portion of operating lease liability	$49,147	$90,982
Accounts payable and accrued expenses	3,089,773	1,852,563
Loans payable to officer and affiliated entity
-noninterest bearing and due on demand	15,637	45,131
Notes payable	28,458	40,000

Total current liabilities	3,183,015	2,028,676

Non-current portion of operating lease liability	-	49,147
Total liabilities	3,183,015	2,077,823
Commitments and contingencies (Note 13)

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value; authorized 100,000,000 shares:
Series A, 1 and 1 share issued and outstanding, respectively	1	1
Series E, 2,115,224 and 2,790,224 shares issued and outstanding, respectively	2,115	2,790
Series F ($1,000 per share stated value), 2413.75 and 3155.75 shares issued and outstanding, respectively	2,413,750	3,155,750
Series G ($1,000 per share stated value), 1,475 and 0 shares issued and outstanding, respectively	1,475,000	-
Common stock, $.001 par value; authorized 2,000,000,000 shares,
17,268,881 and 14,576,681 shares issued and outstanding respectively	17,269	14,577

Treasury stock, at cost – 1,000,000 shares common stock	(516,528)	-

Additional paid-in capital	22,430,430	21,282,679

Accumulated deficit	(26,497,350)	(22,925,748)

Total Iconic Brands, Inc. stockholders’ equity (deficiency)	(675,313)	1,530,049

Noncontrolling interests in subsidiaries and variable interest entity	(1,152,810)	(1,039,851)

Total stockholders’ equity (deficiency)	(1,828,123)	490,198

Total liabilities and stockholders’ equity (deficiency)	$1,354,892	$2,568,021

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31, 2020	Year Ended December 31, 2019

Sales	$2,848,913	$1,210,242
Cost of Sales	1,330,441	734,428
Gross profit	1,518,472	475,814

Operating expenses:
Officers compensation	415,000	497,000
Professional and consulting fees	962,481	1,260,343
Royalties	497,253	198,002
Fulfillment	536,255	-
Marketing and advertising	801,445	512,707
Occupancy costs	121,579	115,759
Travel and entertainment	41,208	319,483
Investor relations	525,448	415,130
Provision for doubtful accounts	57,104	26,513
Other	758,791	462,174

Total operating expenses	4,716,564	3,807,111

Operating loss from continuing operations	(3,198,092)	(3,331,297)

Loss on investment in and receivable from Can B Corp.	(483,472)	-

Loss from continuing operations	(3,681,564)	(3,331,297)

Loss (income) from continuing operations attributable to noncontrolling interests in subsidiaries and variable interest entity	109,962	424,599

Loss from continuing operations attributable to Iconic Brands, Inc.	(3,571,602)	(2,906,698)

Discontinued operations (Note 3):
Loss from operations of discontinued subsidiary	-	(487,007)
Loss from discontinued operations attributable to noncontrolling interest in discontinued subsidiary	-	238,633
Loss on sale of discontinued subsidiary	-	(798,839)
Loss on discontinued operation	-	(1,047,213)

Net loss attributable to Iconic Brands, Inc.	$(3,571,602)	$(3,953,911)

Net loss per common share – basic and diluted:
Continuing operations	$(0.22)	$(0.27)
Discontinued operations	-	(0.10)
Total	$(0.22)	$(0.37)

Weighted average common shares outstanding and to be issued to Escrow Agent:
Basic and diluted	16,367,218	10,818,233

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

Years Ended December 31, 2020 and 2019

	Series A Preferred Stock, $.001 par		Series C Preferred Stock, $.001 par		Series D Preferred Stock, $.001 par		Series E Preferred Stock, $.001 par		Series F Preferred Stock, $1,000 stated value per share		Series G Preferred Stock, $1,000 stated value per share		Common Stock, $.001 par		Common Stock to be issued to Escrow Agent, $0.001 par		Treasury Stock		Additional Paid-in	Noncontrolling Interests in Subsidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total
Balance at December 31, 2018	1	$1	1,000	$1	10	$-	6,602,994	$6,603	-	$-	-	$-	5,439,765	$5,440	534,203	$534	-	$-	$18,798,438	$(615,300)	$(21,233,083)	$(3,037,366)

Cumulative effect adjustment relating to reduction of derivative liability on warrants, pursuant to ASU 2017-11	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,261,039	2,261,039

Balance, January 1, 2019 (as adjusted)	1	1	1,000	1	10	-	6,602,994	6,603	-	-	-	-	5,439,765	5,440	534,203	534	-	-	18,798,438	(615,300)	(18,972,044)	(776,327)
Rounded up shares in connection with 1 share for 250 shares reverse stock split effective January 18, 2019	-	-	-	-	-	-	-	-	-	-	-	-	547	1	-	-	-	-	(1)	-	-	-
Common stock issued to Escrow Agent	-	-	-	-	-	-	-	-	-	-	-	-	534,203	534	(534,203)	(534)			-	-	-	-
Sale of Series E Preferred Stock and warrants in connection with Securities Purchase Agreement dated September 27, 2018	-	-	-	-	-	-	2,037,520	2,037	-	-	-	-	-	-	-	-	-	-	507,343	-	-	509,380
Issuance of common stock in connection with Settlement and Release Agreement dated February 7, 2019	-	-	-	-	-	-	-	-	-	-	-	-	120,000	120	-	-	-	-	91,080	-	-	91,200
Issuance of common stock in connection with Business Development Agreement dated March 15, 2019	-	-	-	-	-	-	-	-	-	-	-	-	150,000	150	-	-	-	-	199,350	-	-	199,500
Issuance of common stock in exchange for the surrender of Series C Preferred Stock on March 27, 2019	-	-	(1,000)	(1)	-	-	-	-	-	-	-	-	1,000,000	1,000	-	-	-	-	(999)	-	-	-
Issuance of common stock in exchange for the surrender of Series D Preferred Stock on March 27, 2019	-	-	-	-	(10)	-	-	-	-	-	-	-	1,000,000	1,000	-	-	-	-	(1,000)	-	-	-
Issuance of common stock in exchange for Series E Preferred Stock	-	-	-	-	-	-	(3,125,290)	(3,125)	-	-	-	-	1,250,116	1,250	-	-	-	-	1,875	-	-	-
Exercise of warrants at $0.32 per share pursuant to Warrant Exercise Agreements dated May 9, 2019	-	-	-	-	-	-	-	-	-	-	-	-	960,000	960	-	-	-	-	306,240	-	-	307,200
Issuance of common stock in connection with Share Exchange Agreement dated April 17, 2019	-	-	-	-	-	-	-	-	-	-	-	-	2,000,000	2,000	-	-	-	-	1,248,000	-	-	1,250,000

Issuance of common stock in connection with Consulting Agreement dated April 15, 2019	-	-	-	-	-	-	-	-	-	-	-	-	50,000	50	-	-	-	-	94,950	-	-	95,000
Issuance of common stock in connection with Consulting Agreement dated May 23, 2019	-	-	-	-	-	-	-	-	-	-	-	-	250,000	250	-	-	-	-	389,750	-	-	390,000
Sale of Series F Preferred Stock and warrants in connection with Securities Purchase Agreements dated July 18, 2019	-	-	-	-	-	-	-	-	3,125	3,125,000	-	-	-	-	-	-	-	-	-	-	-	3,125,000
Placement agent commissions, expenses and stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	781,250	781	-	-	-	-	(323,281)	-	-	(322,500)
Exchange of Series E Preferred Stock for Series F Preferred Stock	-	-	-	-	-	-	(2,725,000)	(2,725)	681	681,250	-	-	-	-	-	-	-	-	(678,525)	-	-	-
Issuance of common stock in exchange for Series F Preferred Stock	-	-	-	-	-	-	-	-	(650)	(650,500)	-	-	1,040,800	1,041	-	-	-	-	649,459	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(424,551)	(3,953,704)	(4,378,255)
Balance, December 31, 2019	1	1	-	-	-	-	2,790,224	2,790	3,156	3,155,750	-	-	14,576,681	14,577	-	-	-	-	21,282,679	(1,039,851)	(22,925,748)	490,198

Sale of Series G Preferred stock and warrants	-	-	-	-	-	-	-	-	-	-	1,475	1,475,000	-	-	-	-	-	-	-	-	-	1,475,000
Placement agent fees and stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	375,000	375	-	-	-	-	(150,375)	-	-	(150,000)
Issuance of common stock in exchange for Series E Preferred stock	-	-	-	-	-	-	(675,000)	(675)	-	-	-	-	270,000	270	-	-	-	-	405	-	-	-
Issuance of common stock in exchange for Series F Preferred stock	-	-	-	-	-	-	-	-	(190)	(190,000)	-	-	304,000	304	-	-	-	-	189,696	-	-	-
Issuance of common stock in exchange for services rendered and to be rendered	-	-	-	-	-	-	-	-	-	-	-	-	460,000	460	-	-			302,308	-	-	302,768
Issuance of common stock in exchange for Series F Preferred stock	-	-	-	-	-	-	-	-	(552)	(552,000)	-	-	883,200	883	-	-	-	-	551,117	-	-	-
Issuance of common stock in exchange for services	-	-	-	-	-	-	-	-	-	-	-	-	400,000	400	-	-			254,600	-	-	255,000
Treasury stock acquired from Can B Corp	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,000,000)	(516,528)	-	-	-	(516,528)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(109,962)	(3,571,602)	(3,681,564)
Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,997)	-	(2,997)
Balance at December 31, 2020	1	$1	-	$-	-	$-	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	17,268,881	$17,269	-	$-	(1,000,000)	$(516,528)	$22,430,430	$(1,152,810)	$(26,497,350)	$(1,828,123)

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Operating Activities:
Loss from continuing operations attributable to Iconic Brands, Inc.	$(3,571,602)	$(2,906,698)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income (loss) from continuing operations attributable to noncontrolling interests in subsidiaries and variable interest entity	(109,962)	(424,599)
Issuance of note payable to consultant	-	50,000
Stock-based compensation	557,768	775,700
Noncash lease expense	-	3,293
Depreciation and amortization	29,196	-
Loss on investment in and receivable from Can B Corp.	483,472	-
Changes in operating assets and liabilities:
Accounts receivable	239,289	(460,241)
Inventories	66,300	(315,530)
Accounts payable and accrued expenses	1,234,686	541,343

Net cash used in operating activities	(1,070,853)	(2,736,732)

Investing Activities :
Leasehold improvements	(11,000)	(20,000)
Furniture and equipment	(8,708)	-
Loans to discontinued subsidiary	-	(797,213)

Net cash used in investing activities	(19,708)	(817,213)

Financing Activities :
Proceeds from sale of series G Preferred Stock and warrants (net of placement agent fees of $150,000)	1,325,000	-
Proceeds from exercise of warrants	-	307,200
Proceeds from sale of series F Preferred Stock and warrants (net of placement agent fees of $322,500)	-	2,802,500
Proceeds from sale of Series E Preferred Stock and warrants	-	509,380
Proceeds from note payable	28,458	-
Repayment of debt and accrued interest	(40,000)	(10,000)
Loans payable to officer and affiliated entity	(29,494)	17,040

Net cash provided by financing activities	1,283,964	3,626,120

Increase (decrease) in cash and cash equivalents	193,403	72,175

Cash and cash equivalents, beginning of period	263,638	191,463

Cash and cash equivalents, end of period	$457,041	$263,638

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of treasury stock (1,000,000 shares of common stock) in connection with exchange of 543,714 shares of Can B Corp common stock	$516,528	$-
Issuance of common stock in exchange for the surrender of
Series C Preferred Stock and Series D Preferred Stock	$-	$500,000

Issuance of common stock in exchange for the Series E
Preferred Stock	$675	$781,323

Issuance of common stock in connection with acquisition of
51% equity interest in Green Grow Farms, Inc.	$-	$1,250,000

Issuance of note payable in connection with acquisition of 51%
equity interest in Green Grow Farms, Inc.	$-	$200,000

Exchange of Series E Preferred Stock for Series F Preferred
Stock	$-	$681,250

Issuance of common stock in exchange for Series F Preferred
Stock	$742,000	$650,500

Receipt of Can B Corp. common stock in connection with sale
of 51% equity interest in Green Grow Farms, Inc, effective December 31, 2019	$-	$1,000,000

Issuance of common stock to Escrow Agent in connection with
Settlement Agreement and Amended Settlement Agreement	$-	$133,551

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

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

Years ended December 31, 2020 and 2019

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

(d) Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of ninety days or less to becash equivalents.

(e) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At December 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $83,617 and $26,513, respectively.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventories at December 31, 2020 and 2019 consists of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers and cases of alcoholic beverages and packaging materials relating to our Hooters line of products introduced in August 2019.

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

Our revenue (referred to in our financial statements as “sales”) consists primarily of the sale of wine and spirits imported for cash or otherwise agreed-upon credit terms. Our customers consist primarily of retailers. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution, and shipping terms. We have elected to treat shipping as a fulfillment activity. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

(h) Shipping and Handling Costs

Shipping and handling costs to deliver product to customers are reported as operating expenses in the accompanying statements of operations. Shipping and handling costs to purchase inventory are capitalized and expensed to cost of sales when revenue is recognized on the sale of product to customers.

(i) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the years ended December 31, 2020 and 2019, stock-based compensation was $557,768 and $775,700, respectively.

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

(k) Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding and to be issued to Escrow Agent (see Note 11) during the period of the financial statements.

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

(l) Recently Issued Accounting Pronouncements

Effective January 1, 2019, we adopted ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees are required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. We adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standards using a modified retrospective transition approach at the date of adoption. As such, historical periods were continued to be measured and presented under the previous guidance while current and future periods are subject to this new accounting guidance. Upon adoption we recorded a total of $223,503 for right-of-use assets related to our two operating leases (see Note 13g) and a total of $223,503 for lease liabilities.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018; early adoption is permitted. Accordingly, effective January 1, 2019, the Company will reflect a $2,261,039 reduction of the derivative liability on warrants (see Note 10) and a $2,261,039 cumulative effect adjustment reduction of accumulated deficit.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to bematerial.

(m) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2020 of $26,497,350 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Years ended December 31, 2020 and 2019

The $487,007 loss from operations of discontinued subsidiary for the period May 9, 2019 to December 31, 2019 consists of:

Sales	$-

Cost of sales	239,810

Gross profit	(239,810)

Operating expenses:

Officer’s compensation	168,232

Occupancy costs	30,373

Other	48,592

Total operating expenses	247,197

Net loss	$(487,007)

The $798,839 loss on sale of discontinued subsidiary was calculated as follows:

Consideration received from sale effective December 31, 2019:

Can B Corp. common stock	$487,500

Receivable from Can B for “Additional Purchase Shares” due June 30, 2020	512,500

Forgiveness of note payable to NY Farms Group Inc.	200,000

Total consideration	1,200,000

Company investment in 515 of Green Grow at December 31, 2019:

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

Years ended December 31, 2020 and 2019

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

Prior to December 13, 2016, Bellissima was controlled by Richard DeCicco, the controlling shareholder, President, CEO and Director of Iconic.

6. UNITED SPIRITS, INC.

United Spirits, Inc. (“United”) is owned and managed by Richard DeCicco, the controlling shareholder, President, CEO, and Director of Iconic. United provides distribution services for BiVi and Bellissima (see Note 13d) and is considered a variable interest entity (“VIE”) of Iconic. Since Iconic has been determined to be the primary beneficiary of United, we have included United’s assets, liabilities, and operations in the accompanying consolidated financial statements of Iconic. Summarized financial information of United follows:

Balance Sheets:	December 31, 2020	December 31, 2019

Cash and cash equivalents	$448,254	$130,454
Intercompany receivable from Iconic (A)	1,693,012	56,495
Right-of-use asset	4,441	54,955
Total assets	$2,145,707	$241,904

Accounts payable and accrued expenses	$210,693	$187,658
Loans payable to officer and affiliated entity	58,582	88,077
SBA Paycheck Protection Program loan	28,458	-
Intercompany payable to Bellissima (A)	2,242,243	317,722
Intercompany payable to BiVi (A)	66,876	66,876
Operating lease liability	4,441	54,955
Total Liabilities	2,611,293	715,288
Noncontrolling interest in VIE	(465,586)	(473,384)
Total liabilities and stockholders’ deficiency	$2,145,707	$241,904

	Year ended December 31,
Statements of operations:	2020	2019
Intercompany distribution income (A)	$19,134	$13,418

Royalty expense	-	127,500
Officers’ compensation	-	82,000
Other operating expenses – net	11,337	46,069
Total operating expenses	11,337	255,569
Net income (loss)	$7,797	$(242,151)
(A) Eliminated in consolidation

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

7. INVENTORIES

Inventories consist of:

	December 31, 2020	December 31, 2019
Finished goods:
Hooters brands	$259,837	$286,123
Bellissima brands	163,258	199,580
BiVi brands	47,439	48,132
Total finished goods	470,534	533,835

Raw materials:
Hooters brands	36,966	39,965
Total raw materials	36,966	39,965

Total	$507,500	$573,800

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	December 31, 2020	December 31, 2019
Accounts payable	$1,444,213	$737,850
Accrued officers compensation	843,050	813,050
Accrued royalties	792,295	295,042
Other	10,215	6,621
Total	$3,089,773	$1,852,563

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

9. NOTES PAYABLE

Notes payable consist of:

	December 31, 2020	December 31, 2019
Small Business Administration Paycheck Protection Program forgivable loan payable	$28,458	$-
Amount due to a former Bellissima consultant pursuant to a Settlement and Release Agreement dated February 7, 2019, due December 31, 2019	-	40,000
Total	$28,458	$40,000

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

The down round provision of the above Warrants requires a reduction in the exercise price if there are future issuances of common stock equivalents at a lower price than the $2.50 exercise price of the Warrants. Accordingly, we have recorded the $2,261,039 fair value of the Warrants at December 31, 2018 as a derivative liability.

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

Years ended December 31, 2020 and 2019

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

On November 30, 2018 and December 20, 2018, the Company received two payments of $71,875 and $71,875 respectively (totaling $143,750) in exchange for 287,500 and 287,500 shares of Series E Preferred Stock (totaling 575,000 shares) respectively at $0.25 per share. These payments represented advance payments in connection with the second tranche of the Securities Purchase Agreement dated September 27, 2018 which closed on February 7, 2019.

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

Years ended December 31, 2020 and 2019

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

We also entered into separate Registration Rights Agreements with the purchasers of the Series F Preferred Stock, pursuant to which the Company agreed to file a registration statement to register the resale of the shares underlying the Series F Convertible Preferred Stock and Warrants within thirty (30) days following the closing date (the “Filing Date”), to cause such registration statement to be declared effective within 60 days following the earlier of (i) the date that the registration statement is filed with the Securities and Exchange Commission (the “SEC”) and (ii) the Filing Date, and to maintain the effectiveness of the registration statement until all of such shares of Common Stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions. We filed the Form S-1 registration statement on September 9, 2019 which was declared effective by the SEC on September 18, 2019. If we fail to maintain the effectiveness of the registration statement for the required time period, the Company is obligated to pay liquidated damages in the amount of 1% of their subscription amount, per month, until such event is satisfied.

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

Years ended December 31, 2020 and 2019

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

Years ended December 31, 2020 and 2019

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

Years ended December 31, 2020 and 2019

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

Years ended December 31, 2020 and 2019

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

On February 24, 2020, the Company issued 100,000 shares of its common stock to William Clyde Elliot II pursuant to an Endorsement Agreement dated February 15, 2020 (see Note 12). The $67,500 fair value of the 100,000 shares of Iconic common stock was charged to prepaid expenses and was expensed over the term of the Endorsement Agreement.

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

Warrants

A summary of warrants activity for the period January 1, 2018 to December 31, 2020 follows:

Common shares Equivalent

Balance, January 1, 2018	534,000
Issued in the year ended December 31, 2018	2,361,198

Balance, December 31, 2018	2,895,198
Issued in the three months ended March 31, 2019	620,000

Balance, March 31, 2019	3,515,198

Exercise of warrants in connection with Warrant
Exercise Agreements dated May 8, 2019	(960,000)

Issuance of New Warrants in connection with
Warrant Exercise Agreements dated May 8, 2019	1,920,000

Balance, June 30, 2019	4,475,198
Issued in the three months ended September 30, 2019	5,000,000

Balance, September 30, 2019 and December 31, 2019	9,475,198
Issued in the three months ended March 31, 2020	1,180,000

Balance, March 31, 2020, June 30, 2020, September 30,
2020, and December 31, 2020	10,655,198

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

Issued and outstanding warrants at December 31, 2020 consist of:

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

12. INCOME TAXES

No income taxes were recorded in the years ended December 31, 2020 and 2019 since the Company had taxable losses in these periods.

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% for the periods presented to income (loss) from continuing operations before income taxes. The sources of the difference are as follows:

	Year ended December 31,
	2020	2019
Expected tax at 21%	$(773,128)	$(699,572)

Nontaxable loss on investment in and receivable from Can B Corp.	101,529	-
Nondeductible stock-based compensation	117,131	162,897
Increase (decrease) in valuation allowance	554,468	536,675

Income tax provision	$-	$-

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,	December 31,
	2020	2019

Net operating loss carryforward	4,849,551	4,295,083

Less valuation allowance	(4,849,551)	(4,295,083)

Deferred income tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of December 31, 2020 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at December 31, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

Years ended December 31, 2020 and 2019

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

c. Brand Licensing Agreement relating to Hooters Marks

On July 23, 2018, United Spirits, Inc. (“United”) executed a Brand Licensing Agreement (the “Hooters Agreement”) with HI Limited Partnership (“the Licensor”). The Agreement provides United a license to use certain “Hooters” Marks to manufacture, market, distribute, and sell alcoholic products.

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

For the years ended December 31, 2020 and 2019, royalties expense under this Agreement was $429,953 and $137,267, respectively.

d. Marketing and Order Processing Services Agreement

During October 2019, United Spirits, Inc. (“United”) executed a Marketing and Order Processing Services Agreement (the “QVC Agreement”) with QVC, Inc. (“QVC”). Among other things, the Agreement provides for United’s grant to QVC of an exclusive worldwide right to promote the Bellissima products through direct response television programs.

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

The QVC Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the years ended December 31, 2020 and 2019, the Marketing Fees expense (payable to QVC) was $461,861 and $82,983, respectively, and the direct response sales generated from QVC programs was $1,994,349 and $366,959, respectively.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

e. Distribution Agreements

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

f. Compensation Arrangements

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements had a term of 24 months (to June 30, 2020) and have continued thereafter under the same terms. The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum. For the year ended December 31, 2019, we accrued a total of $415,000 officers compensation pursuant to these two Employment Agreements which was allocated 50% to Iconic ($207,500), 40% to Bellissima ($166,000), and 10% to BiVi ($41,500). For the year ended December 31, 2020, we accrued a total of $415,000 officers compensation pursuant to these two Employment Agreements which was allocated 50% to Iconic ($207,500) and 50% to Bellissima ($207,500).

As of December 31, 2020 and December 31, 2019, accrued officers compensation was $843,050 and $813,050, respectively.

g. Lease Agreements

On March 27, 2018, United Spirits, Inc. executed a lease extension for the Company’s office and warehouse space in North Amityville New York. The extension had a term of three years from February 1, 2018 to January 31, 2021 and provided for monthly rent of $4,478.

On January 1, 2019, United Spirits, Inc. executed a lease agreement with the two officers of the Company to use part of their residence in Copiague, New York for Company office space. The agreement has a term of three years from January 1, 2019 to December 31, 2021 and provides for monthly rent of $3,930.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

At December 31, 2020, the future minimum lease payments under these two non-cancellable operating leases were:

Year ended December 31, 2021	$51,643

Total	$51,643

The operating lease liabilities totaling $49,147 at December 31, 2020 as presented in the Consolidated Balance Sheets represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of $51,643 at December 31, 2020.

h. Endorsement Agreement

In February 2020, Iconic executed an Endorsement Agreement with an entity (“CEE”) controlled by Chase Elliott (“Elliott”), driver of the Hendrick Motorsports Number 9 NAPA/Hooter’s Chevrolet in races of the NASCAR Cup Series. The agreement, which has a term ending on December 31, 2021, provides Iconic the right to utilize Elliott’s name in connection with the promotion and distribution of Hooters brand products and requires CEE and Elliott to perform certain specified services for Iconic including certain promotional appearances. The agreement provides for compensation payable to CEE of (1) Initial Share Award of 100,000 shares of Iconic common stock (which was issued on February 24, 2020); (2) $75,000 year 2020 cash compensation (which was paid March 6, 2020); (3) $75,000 year 2021 cash compensation payable on or before February 15, 2021 (which has not yet been paid); and (4) Year 2021 Second Share Award of that number of shares of Iconic common stock equal to $75,000 based upon the average closing price of the common stock for the five trading days immediately preceding February 15, 2021 (which has not yet been issued).

For the year ended December 31, 2020, we expensed $142,500 in license fees relating to this Endorsement Agreement.

i. Concentration of sales

For the years ended December 31, 2020 and 2019, sales consisted of:

	2020	2019
Bellissima product line:

QVC direct response sales	$1,994,349	$366,959
Other	704,705	681,457
Total Bellissima	2,699,054	1,048,416
BiVi product line	-	3,700
Hooters product line	149,859	158,126

Total	$2,848,913	$1,210,242

For the year ended December 31, 2020, our largest two customers accounted for sales of $153,943 and $142,185, respectively. For the year ended December 31, 2019, our largest two customers accounted for sales of $119,640 and $105,608, respectively.

Accounts receivable due from QVC direct response sales was $272,297 at December 31, 2020.

14. SUBSEQUENT EVENT

On January 1, 2021, Iconic Brands, Inc. extended a Lease Agreement with Day Kay International (an entity controlled by Richard DeCicco) for the lease of the Company’s office and warehouse space in North Amityville New York (see Note 13g. above). The agreement has a term of three years from January 1, 2021 to January 1, 2024 and provides for monthly rent of $4,893.

On February 24, 2021, the Small Business Administration forgave the $28,458 loan payable of United Spirits Inc. See Note 9. Above.

On March 29, 2021 we issued 401,670 shares of  restricted common stock to a supplier of services to the Company.

