Form 10-Q
period 2021-03-31
Iconic Brands, Inc.
filed 2021-05-24
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of May 21, 2021, the registrant had 18,250,551 shares of common stock, $0.001 par value per share, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2021 and 2020

Iconic Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$343,820	$457,041
Accounts receivable (less allowance for doubtful accounts of $97,542 and $83,617, respectively)	227,518	334,458
Inventory	590,982	507,500

Total current assets	1,162,320	1,298,999

Right-of-use assets	33,943	45,381
Leasehold improvements, furniture, and equipment (less accumulated depreciation and amortization of $32,742 and $29,196, respectively)	6,966	10,512

Total assets	$1,203,229	$1,354,892

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Current portion of operating lease liability	$33,943	$49,147
Accounts payable and accrued expenses	3,463,721	3,089,773
Loans payable to officer and affiliated entity
-noninterest bearing and due on demand	3,716	15,637
Notes payable	-	28,458

Total current liabilities	3,501,380	3,183,015

Non-current portion of operating lease liability	-	-
Total liabilities	3,501,380	3,183,015
Commitments and contingencies (Note 12)

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized 100,000,000 shares:
Series A, 1 and 1 share issued and outstanding, respectively	1	1
Series E, 2,115,224 and 2,115,224 shares issued and outstanding, respectively	2,115	2,115
Series F ($1,000 per share stated value), 2,413.75 and 2,413.75 shares issued and outstanding, respectively	2,413,750	2,413,750
Series G ($1,000 per share stated value), 1,475 and 1,475 shares issued and outstanding, respectively	1,475,000	1,475,000
Common stock, $.001 par value; authorized 200,000,000 shares,
16,670,551 and 17,268,881 shares issued and outstanding respectively	16,671	17,269

Treasury stock, at cost – 0 and 1,000,000 shares common stock respectively	-	(516,528)

Additional paid-in capital	22,095,252	22,430,430

Accumulated deficit	(27,164,304)	(26,497,350)

Total Iconic Brands, Inc. stockholders’ equity (deficiency)	(1,161,515)	(675,313)

Noncontrolling interests in subsidiaries and variable interest entity	(1,136,636)	(1,152,810)

Total stockholders' equity (deficiency)	(2,298,151)	(1,828,123)

Total liabilities and stockholders' equity (deficiency)	$1,203,229	$1,354,892

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Sales	$634,533	$405,886
Cost of Sales	318,633	252,426
Gross profit	315,900	153,460

Operating expenses:
Officers compensation	103,750	103,750
Professional and consulting fees	158,903	186,789
Royalties	99,128	15,964
Fulfillment	140,000	50,000
Marketing and advertising	121,168	128,645
Occupancy costs	25,508	22,251
Travel and entertainment	12,843	19,469
Investor relations	180,752	361,689
Provision for doubtful accounts	13,925	-
Other	139,161	177,001

Total operating expenses	995,138	1,065,558

Operating loss	(679,238)	(912,098)
Other income (expense):
Forgiveness of Small Business Administration Paycheck Protection Program loan	28,458	-
Total other income (expense) - net	28,458	-

Net loss	(650,780)	(912,098)

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	(16,174)	74,178

Net loss attributable to Iconic Brands, Inc.	$(666,954)	$(837,920)

Net loss per common share – basic and diluted:	$(0.04)	$(0.05)

Weighted average common shares outstanding
Basic and diluted	16,309,048	15,416,710

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Series A Preferred Stock, $.001 par		Series E Preferred Stock, $.001 par		Series F Preferred Stock, $1,000 stated value per share		Series G Preferred Stock, $1,000 stated value per share		Common Stock, $.001 par		Treasury Stock		Additional Paid-in	Noncontrolling Interests in Subsidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total
Three Months Ended March 31, 2021

Balance at January 1, 2021	1	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	17,268,881	$17,269	(1,000,000)	$(516,528)	$22,430,430	$(1,152,820)	$(26,497,350)	$(1,828,123)

Issuance of common stock for services	-	-	-	-	-	-	-	-	401,670	402	-	-	180,350	-	-	180,752

Retirement of treasury stock	-	-	-	-	-	-	-	-	(1,000,000)	(1,000)	1,000,000	516,528	(515,528)	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	16,174	(666,954)	(650,780)
Balance, March 31, 2021	1	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	16,670,551	$16,671	-	$-	$22,095,252	$(1,136,636)	$(27,164,304)	$(2,298,151)

Three Months Ended March 31, 2020

Balance at January 1, 2020	1	$1	2,790,224	$2,790	3,156	$3,155,750	-	$-	14,576,681	$14,577	-	-	$21,282,679	$(1,039,851)	$(22,925,748)	$490,198
Sale of Series G Preferred Stock and warrants	-	-	-	-	-	-	1,475	1,475,000	-	-	-	-	-	-	-	1,475,000
Placement agent fees and stock-based compensation	-	-	-	-	-	-	-	-	375,000	375	-	-	(150,375)	-	-	(150,000)
Issuance of common stock in exchange for Series E Preferred Stock	-	-	(675,000)	(675)	-	-	-	-	270,000	270	-	-	405	-	-	-
Issuance of common stock in exchange for Series F Preferred Stock	-	-	-	-	(190)	(190,000)	-	-	304,000	304	-	-	189,696	-	-	-
Issuance of common stock in exchange for services rendered and to be rendered	-	-	-	-	-	-	-	-	460,000	460	-	-	302,308	-	-	302,768
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(74,178)	(837,920)	(912,098)

Balance at March 31, 2020	1	$1	2,115,224	$2,115	2,966	$2,965,750	1,475	$1,475,000	15,985,681	$15,986	-	-	$21,624,713	$(1,114,029)	$(23,763,668)	$1,205,868

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net loss income (loss) attributable to Iconic Brands, Inc.	$(666,954)	$(837,920)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net income (loss) attributable to noncontrolling interests in subsidiaries and variable interest entity	16,174	(74,178)
Forgiveness of SBA PPP loan income	(28,458)	-
Stock-based compensation	180,752	243,081
Depreciation and amortization	3,546	4,615
Changes in operating assets and liabilities:
Accounts receivable	106,940	325,782
Inventories	(83,482)	(64,344)
Prepaid expenses	-	(66,318)
Accounts payable and accrued expenses	370,182	(153,575)

Net cash used in operating activities	(101,300)	(622,857)

Investing Activities:
Leasehold improvements	-	-
Furniture and equipment	-	(8,708)

Net cash used in investing activities	-	(8,708)

Financing Activities:
Proceeds from sale of Series G Preferred Stock and warrants (net of placement agent fees of $150,000)	-	1,325,000
Repayment of note payable	-	(25,000)
Loans payable to officer and affiliated entity	(11,921)	(15,387)

Net cash provided by financing activities	(11,921)	1,284,613

Increase (decrease) in cash and cash equivalents	(113,221)	653,048

Cash and cash equivalents, beginning of period	457,041	263,638

Cash and cash equivalents, end of period	$343,820	$916,686

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Retirement of 1,000,000 shares of common stock (treasury stock) acquired in exchange of 543,714 shares of CANB Corp stock on July 29, 2020	$516,528	$-
Issuance of common stock in exchange for Series E
Preferred Stock	$-	$270

Issuance of common stock in exchange for Series F Preferred
Stock	$-	$304

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2021 and 2020

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable to officer and affiliated entity, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2021 and 2020

(d) Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

(e) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $97,542 and $83,617, respectively.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventories at March 31, 2021 and December 31, 2020 consist of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers and cases of alcoholic beverages and packaging materials relating to our Hooters line of products introduced in August 2019.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2021 and 2020

(i) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the three months ended March 31, 2021 and 2020, stock-based compensation was $180,752 and $243,081, respectively.

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

(k) Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period of the financial statements.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants, and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

(l) Recently Issued Accounting Pronouncements

Effective January 1, 2019, we adopted ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees are required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. We adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standards using a modified retrospective transition approach at the date of adoption. As such, historical periods were continued to be measured and presented under the previous guidance while current and future periods are subject to this new accounting guidance. Upon adoption we recorded a total of $223,503 for right-of-use assets related to our two operating leases (see Note 12g) and a total of $223,503 for lease liabilities.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2021 and 2020

(m) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2021 of $27,164,304 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

3. DISCONTINUED OPERATIONS

Effective December 31, 2019, the Company sold its 51% equity interest in Green Grow Farms, Inc. (“Green Grow”) to Can B Corp. (“CANB”) in exchange for 37,500,000 shares of CANB common stock and a CANB obligation to issue additional shares (“Additional Purchases Shares”) of CANB common stock to the Company on June 30, 2020 in such number so that the aggregate value of the aggregate shares issued to the Company equaled $1,000,000. We acquired this equity interest on May 9, 2019 in exchange for a $200,000 note payable to NY Farms Group Inc. and 2,000,000 shares of Company common stock valued at $1,250,000.

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

On July 29, 2020, the Company executed an exchange agreement with CANB and delivered the 543,714 shares of CANB common stock to CANB in exchange for CANB’s delivery of 1,000,000 shares of CANB common stock to the Company. The July 29, 2020 closing price of CANB common stock was $0.95 per share. In the balance sheet as of September 30, 2020, the Company recorded treasury stock in the amount of $516,528. The Company recognized a loss of $557,307 from the Company’s investment in CANB common stock in the quarterly period ended September 30, 2020.

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

Three months ended March 31, 2021 and 2020

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

Prior to December 13, 2016, Bellissima was controlled by Richard DeCicco, the controlling shareholder, President, CEO and Director of Iconic.

6. UNITED SPIRITS, INC.

United Spirits, Inc. (“United”) is owned and managed by Richard DeCicco, the controlling shareholder, President, CEO, and Director of Iconic. United provides distribution services for BiVi and Bellissima (see Note 12d) and is considered a variable interest entity (“VIE”) of Iconic. Since Iconic has been determined to be the primary beneficiary of United, we have included United’s assets, liabilities, and operations in the accompanying consolidated financial statements of Iconic. Summarized financial information of United follows:

Balance Sheets:	March 31, 2021	December 31, 2020

Cash and cash equivalents	$340,271	$448,254
Intercompany receivable from Iconic (A)	2,113,716	1,693,012
Right-of-use asset	-	4,441
Total assets	$2,453,987	$2,145,707

Accounts payable and accrued expenses	$192,012	$210,693
Loans payable to officer and affiliated entity	46,702	58,582
SBA Paycheck Protection Program loan	-	28,458
Intercompany payable to Bellissima (A)	2,582,604	2,242,243
Intercompany payable to BiVi (A)	66,876	66,876
Operating lease liability	-	4,441
Total Liabilities	2,888,194	2,611,293
Noncontrolling interest in VIE	(434,207)	(465,586)
Total liabilities and stockholders’ deficiency	$2,453,987	$2,145,707

	Three months ended March 31,
Statements of operations:	2021	2020
Intercompany distribution income (A)	$3,777	$3,125
Forgiveness of SBA PPP loan income	28,458	-
Total income	32,235	3,125
Royalty expense	-	-
Officers’ compensation	-	-
Other operating expenses – net	856	9,245
Total operating expenses	856	9,245
Net income (loss)	$31,379	$(6,120)

(A) Eliminated in consolidation

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2021 and 2020

7. INVENTORIES

Inventories consist of:

	March 31, 2021	December 31, 2020
Finished goods:
Hooters brands	$261,709	$259,837
Bellissima brands	244,868	163,258
BiVi brands	47,439	47,439
Total finished goods	554,016	470,534

Raw materials:
Hooters brands	36,966	36,966
Total raw materials	36,966	36,966

Total	$590,982	$507,500

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31, 2021	December 31, 2020
Accounts payable	$1,719,253	$1,444,213
Accrued officers compensation	850,800	843,050
Accrued royalties	871,423	792,295
Other	22,245	10,215
Total	$3,463,721	$3,089,773

9. NOTE PAYABLE

Note payable consists of:

	March 31, 2021	December 31, 2020
Small Business Administration Paycheck Protection Program forgivable loan payable	$-	$28,458
Total	$-	$28,458

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2021 and 2020

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

Three months ended March 31, 2021 and 2020

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

Three months ended March 31, 2021 and 2020

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

Three months ended March 31, 2021 and 2020

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

On February 24, 2020, the Company issued 100,000 shares of its common stock to William Clyde Elliot II pursuant to an Endorsement Agreement dated February 15, 2020 (see Note 12h). The $67,500 fair value of the 100,000 shares of Iconic common stock was charged to prepaid expenses and was expensed over the term of the Endorsement Agreement.

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

Three months ended March 31, 2021 and 2020

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

On March 23, 2021, the Company issued 401,670 shares of its common stock to an investors relations firm for services rendered to the Company. The $180,752 fair value of the 401,670 shares of Iconic common stock was expensed as investors relations in the three months ended March 31, 2021.

Warrants

A summary of warrants activity for the period January 1, 2019 to March 31, 2021 follows:

Common shares Equivalent

Balance, January 1, 2019	2,895,198
Issued in the three months ended March 31, 2019	620,000

Balance, March 31, 2019	3,515,198

Exercise of warrants in connection with Warrant
Exercise Agreements dated May 8, 2019	(960,000)

Issuance of New Warrants in connection with
Warrant Exercise Agreements dated May 8, 2019	1,920,000

Balance, June 30, 2019	4,475,198
Issued in the three months ended September 30, 2019	5,000,000

Balance, September 30, 2019 and December 31, 2019	9,475,198
Issued in the three months ended March 31, 2020	1,180,000

Balance, March 31, 2020, June 30, 2020, September 30,
2020, and December 31, 2020	10,655,198

Expired in the three months ended March 31, 2021	(400,000)

Balance, March 31, 2021	10,255,198

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2021 and 2020

Issued and outstanding warrants at March 31, 2021 consist of:

Year Granted	Number Common Shares Equivalent	Exercise Price Per Share		Expiration Date
2017	54,000	$2.50		June 22, 2022 to June 30, 2022
2018	30,000	$2.50		May 21, 2023
2018	831,198	$1.25		September 20, 2023
2018	620,000	$1.25	*	September 20, 2023
2019	620,000	$1.25	*	February 7, 2024
2019	1,920,000	$2.25	*	May 8, 2024
2019	5,000,000	$0.625		August 2, 2024
2020	1,180,000	$1.25		January 12, 2025

Total	10,255,198

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

Three months ended March 31, 2021 and 2020

11. INCOME TAXES

No income taxes were recorded in the periods presented since the Company had taxable losses in these periods.

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% for the periods presented to income (loss) before income taxes. The sources of the difference are as follows:

	Three months ended March 31,
	2021	2020
Expected tax at 21%	$(136,664)	$(191,541)

Nontaxable gain on forgiveness of SBA PPP loan	5,976	-
Nondeductible stock-based compensation	37,958	51,047
Increase (decrease) in valuation allowance	104,682	140,494

Income tax provision	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	March 31,	December 31,
	2021	2020

Net operating loss carryforward	$4,954,233	$4,849,551

Less valuation allowance	(4,954,233)	(4,849,551)

Deferred income tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of March 31, 2021 and December 31, 2020 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at March 31, 2021 and December 31, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

Three months ended March 31, 2021 and 2020

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

Pursuant to the License Agreement and Amendment No. 1 to the License Agreement effective September 30, 2017 with the Bellissima Licensor (see Note 12a. above), Bellissima is obligated to pay the Bellissima Licensor a Royalty Fee equal to 10% of monthly gross sales (12.5% for sales in excess of defined Case Break Points) of Bellissima Brand products payable monthly. The Bellissima Licensor has the right to terminate the endorsement if Bellissima fails to sell 10,000 cases of Bellissima Brand products in year 1, 15,000 cases in year 2, or 20,000 cases in year 3 and each subsequent year.

c. Brand Licensing Agreement relating to Hooters Marks

On July 23, 2018, United Spirits, Inc. (“United”) executed a Brand Licensing Agreement (the “Hooters Agreement”) with HI Limited Partnership (“the Licensor”). The Hooters Agreement provides United a license to use certain “Hooters” Marks to manufacture, market, distribute, and sell alcoholic products.

The Initial Term of the Hooters Agreement is from July 23, 2018 through December 31, 2020. Provided that United is not in breach of any terms of the Hooters Agreement, United may extend the Term for an additional 3 years through December 31, 2023.

The Hooters Agreement provides for United’s payment of Royalty Fees (payable quarterly) to the Licensor equal to 6% of the net sales of the licensed products subject to a minimum royalty fee of $65,000 for Hooters Agreement year 1 (ending December 31, 2018), $255,000 for Hooters Agreement year 2, $315,000 for Hooters Agreement year 3 and 4, $360,000 for Hooters Agreement year 5, and $420,000 for Hooters Agreement year 6.

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

For the three months ended March 31, 2021 and 2020, royalties expense under the Hooters Agreement was $78,750 and $4,406, respectively.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2021 and 2020

d. Marketing and Order Processing Services Agreement

During October 2019, United executed a Marketing and Order Processing Services Agreement (the “QVC Agreement”) with QVC, Inc. (“QVC”). Among other things, the QVC Agreement provides for United’s grant to QVC of an exclusive worldwide right to promote the Bellissima products through direct response television programs.

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

The QVC Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the three months ended March 31, 2021 and 2020, the Marketing Fees expense (payable to QVC) was $81,102 and $53,724, respectively, and the direct response sales generated from QVC programs was $405,510 and $252,340, respectively.

e. Distribution Agreements

On May 1, 2015, BiVi entered into a Distribution Agreement with United (the “Distribution Agreement”) for United to distribute and wholesale BiVi’s product and to act as the licensed importer and wholesaler. The Distribution Agreement provides United the exclusive right for a term of ten years to sell BiVi’s product for an agreed distribution fee equal to $1.00 per case of product sold.

In November 2015, Bellissima and United agreed to have United distribute and wholesale Bellissima’s products under the same terms contained in the Distribution Agreement.

Effective April 1, 2019, the Company and United agreed to have United distribute and wholesale Hooters brand products under the same terms contained in the Distribution Agreement.

f. Compensation Arrangements

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (the “DeCicco Employment Agreement”) and its Vice President of Sales and Marketing Roseann Faltings (the “Faltings Employment Agreement” and together with the DeCicco Employment Agreement, the “Employment Agreements”). Both agreements had a term of 24 months (to June 30, 2020) and have continued thereafter under the same terms. The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum. For the year ended December 31, 2019, we accrued a total of $415,000 officers compensation pursuant to the Employment Agreements which was allocated 50% to Iconic ($207,500), 40% to Bellissima ($166,000), and 10% to BiVi ($41,500). For the year ended December 31, 2020, we accrued a total of $415,000 officers compensation pursuant to the Employment Agreements which was allocated 50% to Iconic ($207,500) and 50% to Bellissima ($207,500). For the three months ended March 31, 2021, we accrued a total of $103,750 officers compensation pursuant to the Employment Agreements which were allocated 50% to Iconic ($51,875) and 50% to Bellissima ($51,875).

As of March 31, 2021 and December 31, 2020, accrued officers compensation was $850,800 and $843,050, respectively.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2021 and 2020

g. Lease Agreements

On March 27, 2018, United Spirits, Inc. executed a lease extension for the Company’s office and warehouse space in North Amityville New York. The extension had a term of three years from February 1, 2018 to January 31, 2021 and provided for monthly rent of $4,478.

On January 1, 2021, Iconic Brands, Inc. executed a cancellable Lease Agreement with Dan Kay International (an entity controlled by Richard DeCicco) (the “Dan Kay Agreement”) for the lease of the Company’s office and warehouse space in North Amityville New York. The Dan Kay Agreement has a term of three years from January 1, 2021 to January 1, 2024 and provides for monthly rent of $4,893.

On January 1, 2019, United Spirits, Inc. executed a lease agreement with the two officers of the Company to use part of their residence in Copiague, New York for Company office space. The agreement has a term of three years from January 1, 2019 to December 31, 2021 and provides for monthly rent of $3,930.

At March 31, 2021, the future minimum lease payments under the one remaining non-cancellable operating lease were:

Year ending December 31, 2021	$35,370

Total	$35,370

The operating lease liabilities totaling $33,943 at March 31, 2021 as presented in the Consolidated Balance Sheets represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of $35,370 at March 31, 2021.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2021 and 2020

i. Concentration of sales

For the three months ended March 31, 2021 and 2020, sales consisted of:

	2021	2020
Bellissima product line:

QVC direct response sales	$405,510	$252,340
Other	206,733	80,105
Total Bellissima	612,242	332,445
BiVi product line	-	-
Hooters product line	22,291	73,441

Total	$634,533	$405,886

13. SUBSEQUENT EVENTS

On April 16, 2021 the Company signed an Original Issue Discount Promissory Note in the amount of $330,000 due July 16, 2021.

During May 2021 the Company issued 1,500,000 shares of its restricted common stock to consultants and employees of the Company.

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

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

You should read the following discussion and analysis of our financial condition and plan of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. All amounts in this report are in U.S. dollars, unless otherwise noted.

Summary Overview

Overview

We are a lifestyle branding company with expertise in developing, from inception to completion, and branding alcoholic beverages for ourselves and third parties. We market and place products into national distribution through long-standing industry relationships. We believe we are a leader in “Celebrity Branding” of beverages in which we procure superior and unique products from around the world and brand such products with internationally-recognized celebrities. We currently market and sell the following products:

•

Bellissima Prosecco - these products comprise a line of all-natural and Vegan Prosecco and Sparkling Wine made with organic grapes, including a Zero Sugar, Zero Carb option, a DOC Brut and a Sparkling Rose;

•

Bella Sprizz Apertifs - these products comprise a line of aperitifs consisting of three different expressions, a classic Italian aperitif an all-natural elderflower aperitif and a classic Italian bitter; and

•

Hooters Spirits - these products comprise a line of private-label premium spirits that are sold under the Hooters brand. The full line of Hooters Spirits includes Vodka, Gin, Rum (Dark & Light), Tequila (Silver & Gold), American Whiskey and Hooters Heat Cinnamon Whiskey.

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

Results of Operations for the Three months Ended March 31, 2021 and 2020

Introduction

We had sales of $634,533 for the three months ended March 31, 2021 and $405,886 for the three months ended March 31, 2020, an increase of $248,647. Our operating expenses were $995,138 for the three months ended March 31, 2021, compared to $1,065,558 for the three months ended March 31, 2020, a decrease of $70,420 or approximately 6.7%. Our net operating (loss) was ($679,238) for the three months ended March 31, 2021, compared to ($912,098) for the three months ended March 31, 2020, a decrease of $232,860 or approximately 26%.

Revenues and Net Operating Loss

Our operations for the three months ended March 31, 2021 and 2020 were as follows:

	March 31,	March 31,	Increase /
	2021	2020	(Decrease)

Sales	$634,533	$405,886	$228,647
Cost of Sales	318,633	252,426	66,207
Gross Profit	315,900	153,460	162,440

Operating expenses:
Officers compensation	103,750	103,750	-
Professional and consulting	158,903	186,789	(27,886)
Royalties	99,128	15,964	83,164
Investor relations	180,752	361,689	(180,937)
Marketing and advertising	121,168	128,645	(7,477)
Travel and entertainment	12,843	19,469	(6,626)
Other operating expenses, including occupancy	318,594	249,252	69,342
Total operating expenses	995,138	1,065,558	(70,420)

Net operating income (loss)	(679,238)	(912,098)	(232,860)
Other income (expense)	28,458	-	28,458

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	(16,174)	74,178	(90,352)
Net income (loss) attributable to Iconic Brands, Inc	(666,954)	(837,920)	(170,966)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, and the line of Hooters brand products introduced in August 2019. Sales were $634,533 for the three months ended March 31, 2021 and $405,886 for the three months ended March 31, 2020, an increase of $228,647 or approximately 56%. The increase is due to higher sales to distributors of the Bellissima products.

Cost of Sales

Cost of sales was $318,633, or approximately 50% of sales, for the three months ended March 31, 2021 and $252,426, or approximately 62% of sales, for the three months ended March 31, 2020. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. The decrease in cost of sales as a percentage of sales was due to higher sales in 2021 to distributors which have a higher selling price than sales through other channels.

Officers Compensation

Officers compensation was $103,750 for the three months ended March 31, 2021 and $103,750 for the three months ended March 31, 2020.

Effective April 1, 2018, we executed Employment Agreements with our Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements have a term of 24 months (to March 31, 2020). The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum and a compensation stock award of 300,000 shares of Iconic common stock (the “DeCicco Award”) issuable upon the effective date of the planned reverse stock split. The DeCicco Award has been issued as of the date of this Quarterly Report. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum and a compensation stock award of 100,000 shares of Iconic common stock (the “Faltings Award”) issuable upon the effective date of the planned reverse stock split. The Faltings Award has been issued as of the date of this Quarterly Report. As of December 31, 2019, we accrued a total of $415,000 officers’ compensation pursuant to these two Employment Agreements that had not been paid.

Fulfillment Costs

We had fulfillment costs of $140,000 for the three months ended March 31, 2021 compared to $50,000 for the three months ended March 31, 2020, an increase of $90,000, The increase is due to costs associated with the QVC sales channel and also increased costs associated with increased sales to our distributors.

Professional and Consulting Fees

Professional and consulting fees were $158,903 for the three months ended March 31, 2021 and $186,789 for the three months ended March 31, 2020, a decrease of $27,886. Professional and consulting fees consist primarily of legal and, accounting and auditing services. The decrease of approximately $27,886 from 2020 to 2021 was related to lower legal costs as a result of closing a financing transaction in 2020.

Royalties

We expensed royalties of $99,128 for the three months ended March 31, 2021 compared to $15,964 for the three months ended March 31, 2020, an increase of $83,164, or 520%. Royalties increased due to primarily to minimum royalties associated with the Hooters product brand.

Investor relations

Investor relation expenses were $180,752 for the three months ended March 31, 2021 and $361,689 for the three months ended March 31, 2020, a decrease of $180,937 or approximately 50%. The decrease was primarily related to significant investor relations activity in January 2020, including a national presentation in numerous cities that did not occur in 2021.

Marketing and Advertising

Marketing and advertising expenses were $121,168 for the three months ended March 31, 2021 and $128,645 for the three months ended March 31, 2020, a decrease of $7,477 or approximately 6%. No significant item account for the decrease.

Travel and Entertainment

Travel and entertainment expenses were $12,843 for the three months ended March 31, 2021 and $19,469 for the three months ended March 31, 2020, a decrease of $6,626 or approximately 34%. The decrease was a result of limited travel during the three months ended March 31, 2021 due to the COVID-19 environment.

Other Operating Expenses

Other operating expenses were $318,594 for the three months ended March 31, 2021 and $249,252 for the three months ended March 31, 2020, an increase of $69,342 or approximately 28%. The increase was primarily related to warehouse and office related costs.

Net Operating Income/Loss

We had a (loss) from operations of ($679,238) for the three months ended March 31, 2021 and ($912,098) for the three months ended March 31, 2020, an decrease of $232,860 or approximately 26%. Net operating (loss) decreased, as set forth above, primarily because sales increased, offset by increases in the various expense categories.

Net (income) Loss attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

Net income attributable to noncontrolling interests in subsidiaries and variable interest entity represented 49% of the net loss of Bellissima and BiVi (of which we own 51%) and 100% of United Spirits (of which we own 0%) and is accounted for as a reduction in the net loss attributable to our company. Net income for the three months ended March 31, 2021 was $16,174 compared to a net loss of $74,178 for the three months ended March 31, 2020, a decrease in the loss of $90,352.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was $(666,954) for the three months ended March 31, 2021 and ($837,920) for the three months ended March 31, 2020, a decrease of $170,966 or approximately 20%. The net loss from Iconic Brands decreased primarily as a result of increased sales, lower operating costs and income generated from non-controlling interests.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2021 and March 31, 2020, we had negative operating cash flows. Our cash on hand as of March 31, 2021 was $343,820.. Our monthly cash flow burn rate for 2021 was approximately $200,000, and our monthly burn rate through the three months ended March 31, 2021 was approximately $200,000. We have strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2021 and December 31, 2020, respectively, were as follows:

	March 31,	December 31,
	2021	2020	Change

Cash	$343,820	$457,041	$(113,221)
Total Current Assets	1,162,320	1,298,999	(136,598)
Total Assets	1,203,229	1,354,892	(151,663)
Total Current Liabilities	3,501,380	3,183,015	318,365
Total Liabilities	$3,501,380	$3,183,015	$318,365

Our cash decreased $113,221 and total current assets decreased $136,598. Our total current liabilities increased $318,365 as our accounts payable and accrued expenses increased. Our total liabilities increased $318,365. Our stockholders’ equity decreased from $(1,828,123) to $(2,298,151) due primarily to the operating loss in the quarter.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts. Please see the Risk Factors beginning on page 10.

Cash Requirements

Our cash on hand as of March 31, 2021 was $343,820. We anticipate that the funding from financing activities and product sales will be enough to sustain us for the next 12 months.

Sources and Uses of Cash

Operations

Our net cash (used in) operating activities for the three months ended March 31, 2021 and 2020 was $101,300 and $622,857, respectively, a decrease of $521,557. The decrease in cash used in operations was primarily due to a decrease in accounts receivable and an increase in accounts payable.

Investments

For the three months ended March 31, 2021 we used cash for investing activities of $0 for $8,708. For the three months ended March 31, 2020, we used cash in 2020 for the purchase of furniture and equipment.

Financing

Our net cash used for financing activities for the three months ended March 31, 2021 was $11,921 (repayment of loans) compared to $1,284,613 of cash provided by financing activities for the three months ended March 31, 2020, which consisted principally of issuance of Preferred Series G stock.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2021,we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Quarterly Report on Form 10-Q before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risk Factors Related to the Business of the Company

We have a history of losses, and may not achieve or maintain profitability in the future.

We have had a limited number of quarters or years of profitability and have historically raised capital to meet our needs. Our net losses for the year ended December 31, 2020 and 2019 were $3,571,602 and $3,953,911, respectively, and our accumulated deficit as of December 31, 2020 was $1,828,123 and we had positive equity of $490,198, as of December 31, 2019. In addition we had a loss of $664,954 in the first quarter of 2021 and our equity at March 31, 2021 was negative $2,298,151. We may sustain losses in the future as we implement our business plan, and there can be no assurance that we will ever generate revenues or maintain profitability in the future.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the period from January 1, 2021 to May 24, 2021.

On March 29, 2021 we issued 401,670 shares of restricted common stock to a supplier of services to the Company.

On May 10, 2021, we issued 1,100,000 shares of restricted common stock to employees and consultants of the Company.

On May 18, 2021, we issued 300,000 shares of restricted common stock to Richard DeCicco, Chairman and CEO of the Company under terms of his employment contract renewal.

On May 18, 2021, we issued 100,000 shares of restricted common stock to Roseann Faltings, a VP and affiliate of the Company under the terms of her employment contract renewal.

The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, there was no solicitation, and the investors were accredited or sophisticated.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits

10.1	$330,000 Original Issue Discount Promissory Note, dated April 16, 2021, between the Company and The Special Equities Opportunity Fund, LLC.

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iconic Brands, Inc.

Dated: May 24, 2021	By:	/s/ Richard J. DeCicco
Richard J. DeCicco
	Its:	Chief Executive Officer and Chief Financial Officer

