Form 10-Q
period 2021-06-30
Iconic Brands, Inc.
filed 2021-08-16
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

(631) 464-4050

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

As of August 16, 2021, the registrant had 89,182,764 shares of common stock, $0.001 par value per share, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2021 and 2020

Iconic Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$251,679	$457,041
Accounts receivable (less allowance for doubtful accounts of $83,762 and $83,617, respectively)	271,316	334,458
Inventory	645,773	507,500
Loans receivable from officer and affiliated entity-noninterest bearing and due on demand	7,123	-
Total current assets	1,175,891	1,298,999

Right-of-use assets	22,909	45,381
Leasehold improvements, furniture, and equipment (less accumulated depreciation and amortization of $33,177 and $29,196, respectively)	6,531	10,512

Total assets	$1,205,331	$1,354,892

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Current portion of operating lease liability	$22,909	$49,147
Accounts payable and accrued expenses	3,604,507	3,089,773
Loans payable to officer and affiliated entity-noninterest bearing and due on demand	-	15,637
Notes payable	954,312	28,458

Total current liabilities	4,581,728	3,183,015

Non-current portion of operating lease liability	-	-
Total liabilities	4,581,728	3,183,015
Commitments and contingencies (Note 12)

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value; authorized 100,000,000 shares:
Series A, 1 and 1 share issued and outstanding, respectively	1	1
Series E, 2,115,224 and 2,115,224 shares issued and outstanding, respectively	2,115	2,115
Series F ($1,000 per share stated value), 2,413.75 and 2,413.75 shares issued and outstanding, respectively	2,413,750	2,413,750
Series G ($1,000 per share stated value), 1,475 and 1,475 shares issued and outstanding, respectively	1,475,000	1,475,000
Common stock, $.001 par value; authorized 2,000,000,000 shares, 18,170,551 and 17,268,881 shares issued and outstanding respectively	18,171	17,269

Treasury stock, at cost – 0 and 1,000,000 shares common stock respectively	-	(516,528)

Additional paid-in capital	22,682,752	22,430,430

Accumulated deficit	(28,840,322)	(26,497,350)

Total Iconic Brands, Inc. stockholders’ equity (deficiency)	(2,248,533)	(675,313)

Noncontrolling interests in subsidiaries and variable interest entity	(1,127,864)	(1,152,810)

Total stockholders’ equity (deficiency)	(3,376,397)	(1,828,123)

Total liabilities and stockholders’ equity (deficiency)	$1,205,331	$1,354,892

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales	$584,914	$1,055,600	$1,219,447	$1,461,486
Cost of Sales	325,206	328,060	643,839	580,486
Gross profit	259,708	727,540	575,608	881,000

Operating expenses:
Officers compensation	263,750	103,750	367,500	207,500
Professional and consulting fees	922,429	275,134	1,081,332	461,923
Royalties	107,407	21,584	206,535	37,548
Fulfillment	31,752	196,687	171,752	246,687
Marketing and advertising	91,419	146,528	212,587	275,173
Occupancy costs	28,332	23,911	53,840	46,162
Travel and entertainment	6,185	(279)	19,028	19,190
Investor relations	18,855	195,151	199,607	556,840
Provision for doubtful accounts	(13,780)	-	145	-
Other	439,851	303,011	579,012	480,012

Total operating expenses	1,896,200	1,265,477	2,891,338	2,331,035

Operating loss	(1,636,492)	(537,937)	(2,315,730)	(1,450,035)
Other income (expense):
Forgiveness of Small Business Administration Paycheck Protection Program loan	-	-	28,458	-
Amortization of debt discounts	(30,032)	-	(30,032)	-
Interest expense	(722)	-	(722)	-
Unrealized gain on investment in and receivable From Can B Corp	-	73,835	-	73,835
Total other income (expense) - net	(30,754)	73,835	(2,296)	73,835

Net loss	(1,667,246)	(464,102)	(2,318,026)	(1,376,200)

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	(8,772)	(87,606)	(24,946)	(13,428)

Net loss attributable to Iconic Brands, Inc.	$(1,676,018)	$(551,708)	$(2,342,972)	$(1,389,628)

Net loss per common share – basic and diluted	$(0.10)	$(0.03)	$(0.14)	$(0.09)

Weighted average common shares Outstanding– basic and diluted	17,447,474	16,514,400	16,878,261	15,965,555

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
	Series A Preferred Stock, $.001 par		Series E Preferred Stock, $.001 par		Series F Preferred Stock, $1,000 stated value per share		Series G Preferred Stock, $1,000 stated value per share		Common Stock, $.001 par		Treasury Stock		Additional Paid-in	Noncontrolling Interests in Subsidiaries and Variable Interest	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Entity	Deficit	Total
Six Months Ended June 30, 2021

Balance at January 1, 2021	1	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	17,268,881	$17,269	(1,000,000)	$(516,528)	$22,430,430	$(1,152,820)	$(26,497,350)	$(1,828,123)

Issuance of common stock for services	-	-	-	-	-	-	-	-	401,670	402	-	-	180,350	-	-	180,752
Retirement of treasury stock	-	-	-	-	-	-	-	-	(1,000,000)	(1,000)	1,000,000	516,528	(515,528)	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	16,174	(666,954)	(650,780)
Balance, March 31, 2021	1	1	2,115,224	2,115	2,414	2,413,750	1,475	1,475,000	16,670,551	16,671	-	-	22,095,252	(1,136,636)	(27,164,304)	(2,298,151)
Issuance of common stock for services	-	-	-	-	-	-	-	-	1,500,000	1,500	-	-	587,500	-	-	589,000
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	8,772	(1,676,018)	(1,667,246)
Balance, June 30, 2021	1	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	18,170,551	$18,171	-	$-	$22,682,752	$(1,127,864)	$(28,840,322)	$(3,376,397)

Three Months Ended June 30, 2020

Balance at January 1, 2020	1	$1	2,790,224	$2,790	3,156	$3,155,750	-	$-	14,576,681	$14,577	-	-	$21,282,679	$(1,039,851)	$(22,925,748)	$490,198
Sale of Series G Preferred Stock and warrants	-	-	-	-	-	-	1,475	1,475,000	-	-	-	-	-	-	-	1,475,000
Placement agent fees and stock-based compensation	-	-	-	-	-	-	-	-	375,000	375	-	-	(150,375)	-	-	(150,000)
Issuance of common stock in exchange for Series E Preferred Stock	-	-	(675,000)	(675)	-	-	-	-	270,000	270	-	-	405	-	-	-
Issuance of common stock in exchange for Series F Preferred Stock	-	-	-	-	(190)	(190,000)	-	-	304,000	304	-	-	189,696	-	-	-
Issuance of common stock in exchange for services rendered and to be rendered	-	-	-	-	-	-	-	-	460,000	460	-	-	302,308	-	-	302,768
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(74,178)	(837,920)	(912,098)
Balance at March 31, 2020	1	1	2,115,224	2,115	2,966	2,965,750	1,475	1,475,000	15,985,681	15,986	-	-	21,624,713	(1,114,029)	(23,763,668)	1,205,868
Issuance of common stock in exchange for Series F Preferred Stock	-	-	-	-	(552)	(552,000)	-	-	883,200	883	-	-	551,117	-	-	-
Issuance of common stock in exchange for services	-	-	-	-	-	-	-	-	400,000	400	-	-	254,600	-	-	255,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	87,606	(551,708)	(464,102)
Balance at June 30, 2020	1	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	17,268,881	$17,269	-	-	$22,430,430	$(1,026,423)	$(24,315,376)	$996,766

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net loss income (loss) attributable to Iconic Brands, Inc.	$(2,342,972)	$(1,389,628)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net Income (loss) attributable to noncontrolling interests in subsidiaries and variable interest entity	24,946	13,428
Forgiveness of SBA PPP loan income	(28,458)	-
Stock-based compensation	769,752	517,832
Depreciation and amortization	3,981	9,666
Amortization of debt discounts	30,032	-
Unrealized gain on investment in and receivable from Can B Corp	-	(73,835)
Changes in operating assets and liabilities:
Accounts receivable	63,142	60,130
Inventories	(138,273)	(82,800)
Prepaid expenses	-	(44,373)
Accounts payable and accrued expenses	510,968	110,309

Net cash used in operating activities	(1,106,882)	(879,271)

Investing Activities:
Loans receivable from officer and affiliated entity	(7,123)	-
Furniture and equipment	-	(8,708)

Net cash used in investing activities	(7,123)	(8,708)

Financing Activities:
Proceeds from sale of Series G Preferred Stock and warrants (net of placement agent fees of $150,000)	-	1,325,000
Proceeds from notes payable	924,280	28,458
Repayment of note payable	-	(40,000)
Loans payable to officer and affiliated entity	(15,637)	(16,745)

Net cash provided by financing activities	908,643	1,296,713

Increase (decrease) in cash and cash equivalents	(205,362)	408,734

Cash and cash equivalents, beginning of period	457,041	263,638

Cash and cash equivalents, end of period	$251,679	$672,372

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$722	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for Series E Preferred Stock	$-	$270

Issuance of common stock in exchange for Series F Preferred Stock	$-	$1,187

See notes to consolidated financial statements.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2021 and 2020

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2021 and 2020

(d) Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

(e) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $83,762 and $83,617, respectively.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventories at June 30, 2021 and December 31, 2020 consists of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers and cases of alcoholic beverages and packaging materials relating to our Hooters line of products introduced in August 2019.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2021 and 2020

(i) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the three and six months ended June 30, 2021 and 2020, stock-based compensation was $589,000, $769,752, $274,751, and $517,832, respectively.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2021 and 2020

(m) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2021 of $28,840,322 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Three and six months ended June 30, 2021 and 2020

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

Prior to December 13, 2016, Bellissima was controlled by Richard DeCicco, the controlling shareholder, President, CEO and Director of Iconic.

6. UNITED SPIRITS, INC.

To July 26, 2021, United Spirits, Inc. (“United”) was owned and managed by Richard DeCicco, the former controlling shareholder, President, CEO, and Director of Iconic. United provides distribution services for BiVi and Bellissima (see Note 12d) and is considered a variable interest entity (“VIE”) of Iconic. Since Iconic has been determined to be the primary beneficiary of United, we have included United’s assets, liabilities, and operations in the accompanying consolidated financial statements of Iconic. Summarized financial information of United follows:

Balance Sheets:	June 30, 2021	December 31, 2020

Cash and cash equivalents	$228,807	$448,254
Intercompany receivable from Iconic (A)	2,370,609	1,693,012
Right-of-use asset	-	4,441
Total assets	$2,599,416	$2,145,707

Accounts payable and accrued expenses	$191,396	$210,693
Loans payable to officer and affiliated entity	35,865	58,582
SBA Paycheck Protection Program loan	-	28,458
Intercompany payable to Bellissima (A)	2,733,744	2,242,243
Intercompany payable to BiVi (A)	66,876	66,876
Operating lease liability	-	4,441
Total Liabilities	3,027,881	2,611,293
Noncontrolling interest in VIE	(428,465)	(465,586)
Total liabilities and stockholders’ deficiency	$2,599,416	$2,145,707

	Six months ended June 30,
Statements of operations:	2021	2020
Intercompany distribution income (A)	$9,266	$6,615
Forgiveness of SBA PPP loan income	28,458	-
Total income	37,724	6,615
Royalty expense	-	-
Officers’ compensation	-	-
Other operating expenses – net	603	10,252
Total operating expenses	603	10,252
Net income (loss)	$37,121	$(3,637)
(A) Eliminated in consolidation

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2021 and 2020

7. INVENTORIES

Inventories consist of:

	June 30, 2021	December 31, 2020
Finished goods:
Hooters brands	$232,459	$259,837
Bellissima brands	328,909	163,258
BiVi brands	47,439	47,439
Total finished goods	608,807	470,534

Raw materials:
Hooters brands	36,966	36,966
Total raw materials	36,966	36,966

Total	$645,773	$507,500

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	June 30, 2021	December 31, 2020
Accounts payable	$1,779,507	$1,444,213
Accrued officers compensation	848,473	843,050
Accrued royalties	978,830	792,295
Other	(2,303)	10,215
Total	$3,604,507	$3,089,773

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2021 and 2020

9. NOTES PAYABLE

Notes payable consist of:

	June 30, 2021	December 31, 2020
Small Business Administration Paycheck Protection Program forgivable loan payable	$-	$28,458
Original issue discount promissory note payable to The Special Equities Opportunity Fund, LLC (“SEG”), noninterest bearing, due July 16, 2021 – Less unamortized debt discount of $5,575 and $0, respectively (A)	324,425	-
Original issue discount promissory note payable to SEG, noninterest bearing, due September 7, 2021 – Less unamortized debt discount of $7,046 and $0, respectively (A)	96,287	-
Original issue discount promissory note payable to Gregory Castaldo, noninterest bearing, due September 7, 2021 – Less unamortized debt discount of $9,775 and $0, respectively (A)	133,600	-
Bridge loan payable to SEG, noninterest bearing, due on demand	400,000	-
Total	$954,312	$28,458

(A) These notes were cancelled as part of the July 26, 2021 acquisition of Top Pop LLC. See Note 13,

Subsequent Events.

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

Three and six months ended June 30, 2021 and 2020

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

Three and six months ended June 30, 2021 and 2020

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

Three and six months ended June 30, 2021 and 2020

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

Three and six months ended June 30, 2021 and 2020

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

On May 12, 2021, the Company issued a total of 1,100,000 shares of its common stock to 10 individuals for prior services rendered to the Company. The $429,000 fair value of the 1,100,000 shares of Iconic common stock was expensed as consulting fees in the three months ended June 30, 2021.

On May 19, 2021, the Company issued 300,000 shares of its common stock to Richard DeCicco and 100,000 shares of its common stock to Roseann Faltings for prior services rendered to the Company. The $160,000 fair value of the 400,000 shares of Iconic common stock was expensed as officers compensation in the three months ended June 30, 2021.

Warrants

A summary of warrants activity for the period January 1, 2019 to June 30, 2021 follows:

Common shares Equivalent

Balance, January 1, 2019	2,895,198
Issued in the three months ended March 31, 2019	620,000

Balance, March 31, 2019	3,515,198

Exercise of warrants in connection with Warrant Exercise Agreements dated May 8, 2019	(960,000)

Issuance of New Warrants in connection with Warrant Exercise Agreements dated May 8, 2019	1,920,000

Balance, June 30, 2019 4,475,198 Issued in the three months ended September 30, 2019	5,000,000

Balance, September 30, 2019 and December 31, 2019 9,475,198 Issued in the three months ended March 31, 2020	1,180,000

Balance, March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020	10,655,198

Expired in the three months ended March 31, 2021	(400,000)

Balance, March 31, 2021 and June 30, 2021	10,255,198

Issued and outstanding warrants at June 30, 2021 consist of:

Year Granted	Number Common Shares Equivalent	Exercise Price Per Share		Expiration Date
2017	54,000	$2.50		June 22, 2022 to June 30, 2022
2018	30,000	$2.50		May 21, 2023
2018	831,198	$1.25		September 20, 2023
2018	620,000	$1.25	*	September 20, 2023
2019	620,000	$1.25	*	February 7, 2024
2019	1,920,000	$2.25	*	May 8, 2024
2019	5,000,000	$0.625		August 2, 2024
2020	1,180,000	$1.25		January 12, 2025

Total	10,255,198

* These warrants contain a “down round” provision and thus the exercise price is reduceable to $0.625 per share as a result of the Series F Preferred Stock financing that closed on August 2, 2019.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2021 and 2020

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

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% for the periods presented to income (loss) before income taxes. The sources of the difference are as follows:

	Six months ended June 30,
	2021	2020
Expected tax at 21%	$(486,785)	$(289,002)

Nontaxable gain on forgiveness of SBA PPP loan	5,976	-
Nontaxable unrealized gain on investment in and receivable from Can B Corp	-	(15,505)
Nondeductible stock-based compensation	161,648	108,745
Increase (decrease) in valuation allowance	319,161	195,762

Income tax provision	$-	$-

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2021 and 2020

Significant components of the Company’s deferred income tax assets are as follows:

	June 30, 2021	December 31, 2020

Net operating loss carryforward	5,168,712	4,849,551

Less valuation allowance	(5,168,712)	(4,849,551)

Deferred income tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of June 30, 2021 and December 31, 2020 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at June 30, 2021 and December 31, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

Three and six months ended June 30, 2021 and 2020

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

For the six months ended June 30, 2021 and 2020, royalties expense under this Agreement was $157,500 and $7,186, respectively.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2021 and 2020

The QVC Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the six months ended June 30, 2021 and 2020, the Marketing Fees expense (payable to QVC) was $131,450 and $264,472, respectively, and the direct response sales generated from QVC programs was $687,005 and $1,094,869, respectively.

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

f. Compensation Arrangements

Effective April 1, 2018, the Company executed Employment Agreements with its Chief Executive Officer Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements had a term of 24 months (to June 30, 2020) and have continued thereafter under the same terms. The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum. The Faltings Employment Agreement provides for a base salary at the rate of $150,000 per annum. For the year ended December 31, 2019, we accrued a total of $415,000 officers compensation pursuant to these two Employment Agreements which was allocated 50% to Iconic ($207,500), 40% to Bellissima ($166,000), and 10% to BiVi ($41,500). For the year ended December 31, 2020, we accrued a total of $415,000 officers compensation pursuant to these two Employment Agreements which was allocated 50% to Iconic ($207,500) and 50% to Bellissima ($207,500). For the six months ended June 30, 2021, we accrued a total of $207,500 officers compensation pursuant to these two Employment Agreements which were allocated 50% to Iconic ($103,750) and 50% to Bellissima ($103,750).

As of June 30, 2021 and December 31, 2020, accrued officers compensation was $848,473 and $843,050, respectively.

g. Lease Agreements

On March 27, 2018, United Spirits, Inc. executed a lease extension for the Company’s office and warehouse space in North Amityville New York. The extension had a term of three years from February 1, 2018 to January 31, 2021 and provided for monthly rent of $4,478.

On January 1, 2021, Iconic Brands, Inc. executed a cancellable Lease Agreement with Day Kay International (an entity controlled by Richard DeCicco) for the lease of the Company’s office and warehouse space in North Amityville New York. The agreement has a term of three years from January 1, 2021 to January 1, 2024 and provides for monthly rent of $4,893.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2021 and 2020

On January 1, 2019, United Spirits, Inc. executed a lease agreement with the two officers of the Company to use part of their residence in Copiague, New York for Company office space. The agreement has a term of three years from January 1, 2019 to December 31, 2021 and provides for monthly rent of $3,930.

At June 30, 2021, the future minimum lease payments under the one remaining non-cancellable operating lease were:

Year ending December 31, 2021	$23,580

Total	$23,580

The operating lease liabilities totaling $22,909 at June 30, 2021 as presented in the Consolidated Balance Sheets represents the discounted (at our 10% estimated incremental borrowing rate) value of the future lease payments of $23,580 at June 30, 2021.

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

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2021 and 2020

i. Concentration of sales

For the six months ended June 30, 2021 and 2020, sales consisted of:

	2021	2020
Bellissima product line:

QVC direct response sales	$687,006	$1,094,869
Other	494,856	267,683
Total Bellissima	1,181,862	1,362,552
BiVi product line	-	-
Hooters product line	37,585	98,934

Total	$1,219,447	$1,461,486

13. SUBSEQUENT EVENTS

On July 26, 2021, the Company acquired all of the issued and outstanding membership interests of TopPop LLC (“TopPop”), a brand owner and contract manufacturing and packaging company specializing in flexible packaging solutions in the food, beverage, and health categories, in exchange for (a) $3,995,551 cash; (b) 26,009,600 shares of Company common stock (valued at $0.3125 per share or $8,128,000); (c) $4,900,000 Promissory Notes bearing interest at 10% and due July 26, 2022; and (d) earn-out payments for years ended July 31, 2022 and July 31, 2023 equal to the excess of 1.96 times TopPop’s EBITDA for each year over the amount of Promissory Notes repaid for each year. The earn-out payments shall be made, at the election of each TopPop Member, in cash or in shares of Company common stock or a combination thereof provided that not less than 45% of the value of each earn-out payment shall be paid in common stock.

In connection with the TopPop acquisition on July 26, 2021, the Company entered into securities purchase agreements for the sale of 32,303.11 shares of the Company’s newly created Series A-2 Convertible Preferred Stock, 11,320,201 shares of Company common stock, and Warrants to purchase 114,690,150 shares of Company common stock (at an exercise price of $0.3125 per share for a period of five years) for gross proceeds of $35,840,672. The first tranche for 20,724.70 shares of Series A-2 Preferred Stock, 7,019,196 shares of Company common stock, and 73,338,203 Warrants for gross proceeds of $22,918,203 (consisting of $18,147,354 cash and cancellation of a total of $4,770,849 of certain indebtedness) closed on July 26, 2021. The second tranche for 11,578.40 shares of Series A-2 Preferred Stock, 4,301,005 shares of Company common stock, and 41,351,901 Warrants for gross proceeds of $12,690,901 is to close in January 2022. The Placement Agent fee paid for the first tranche was $2,350,000 cash and 2,194 shares of Series A-2 Preferred Stock. The Placement Agent fee to be paid for the second tranche is $1,150,000 cash and 1,096 shares of Series A-2 Preferred Stock.

Each share of Series A-2 Convertible Preferred Stock has a par value of $0.001 per share, has a stated value of $1,000 per share, and is convertible at the option of the holder into shares of Company common stock at a conversion price of $0.3125 per share (subject to adjustment under certain circumstances).

Also in connection with the TopPop acquisition on July 26, 2021:

(1)

Holders of the Company’s Series E, F, and G Convertible Preferred Stock and Series E, F and G Common Stock Purchase Warrants exchanged their existing securities for 3704.80 shares of series A-2 Preferred Stock, 2,449,517 shares of Company common stock, and 14,304,880 Warrants.

(2)	Richard DeCicco, the Company’s chief executive officer to July 26, 2021, exchanged the one issued and outstanding share of Series A Preferred Stock for 25,600,000 shares of Company common stock.

(3)	Richard DeCicco, the Company’s chief executive officer to July 26, 2021, sold all of the issued and outstanding capital stock of United Spirits, Inc. to the Company for $1,000,000 cash.

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

Summary Overview

Overview

Iconic Brands, Inc. (the “Company,” “we,” “us,” or “our”) is a lifestyle branding company with expertise in developing, from inception to completion, and branding alcoholic beverages for ourselves and third parties. We market and place products into national distribution through long-standing industry relationships. We believe we are a leader in “Celebrity Branding” of beverages in which we procure superior and unique products from around the world and brand such products with internationally-recognized celebrities. We currently market and sell the following products:

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

We market and sell a line of line of all-natural and Vegan Prosecco and Sparkling Wine made with organic grapes, including a Zero Sugar, Zero Carb option, a DOC Brut and a Sparkling Rose, pursuant to a License Agreement entered into between our majority-owned (51%) subsidiary, Bellissima Spirits LLC (“Bellissima”) and Christie Brinkley, Inc., an entity owned by supermodel and entrepreneur Christie Brinkley.

We also market and sell a Vodka product, under the brand “BiVi 100 percent Sicilian Vodka,” pursuant to a License Agreement entered into between our majority-owned (51%) subsidiary, BiVi LLC (“BiVi”) and Neighborhood Licensing, LLC, an entity owned by Chazz Palminteri.

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

COVID-19

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

TopPop Acquisition

On July 26, 2021, the Company entered into an acquisition agreement (the “TopPop Acquisition Agreement”) with TopPop LLC, a New Jersey limited liability company (“TopPop”), and each of FrutaPop LLC (“Frutapop”), Innoaccel Investments LLC (“Innoaccel”) and Thomas Martin (“Martin” and, together with Frutapop and Innoaccel, the “TopPop Members”), pursuant to which the TopPop Members sold to the Company and the Company acquired, all of the issued and outstanding membership interests of TopPop.

TopPop is a brand owner and contract manufacturing and packaging company specializing in flexible packaging solutions in the food, beverage and health categories. Its first branded and contract products are alcohol-infused ice pops. Its manufacturing facility in Marlton, New Jersey is registered by the Federal Drug Administration and holds a Safe Quality Food certification.

Upon consummation of the acquisition contemplated by the TopPop Acquisition Agreement, the TopPop Members received, in the aggregate: (a) $3,995,551 in cash by transfer of immediately available funds, (b) 26,009,600 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), which shares were valued in the aggregate at $8,128,000, or $0.3125 per share, (c) $4,900,000.00 aggregate principal amount of promissory notes of the Company (the “Promissory Notes”) and (d) future additional cash payments as earnout consideration (the “Total Consideration”). The earn-out payments, if any, will be made (i) following the 12-month period commencing on August 1, 2021 (the “First Year”), in an amount (the “First Year Earn-out Amount”) equal to each TopPop Member’s pro rata portion of the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for the First Year over (B) the aggregate amount of the Promissory Notes repaid in cash during the First Year; provided, however, no First Year Earn-out Amount shall be payable if (i)(A) does not exceed (i)(B); and (ii) following the 12-month period commencing on August 1, 2022 (the “Second Year”), in an amount (the “Second Year Earn-out Amount”) equal to each TopPop Member’s pro rata portion of the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for the Second Year over (B) the aggregate amount of the Promissory Notes repaid in cash during the Second Year; provided, however, no Second Year Earn-out Amount shall be payable if (ii)(A) does not exceed (ii)(B). The earn-out payments shall be made, at the election of each TopPop Member, in cash or in shares of Common Stock or a combination thereof, less any reserve for possible indemnification payments, provided that not less than 45% of the value of each earn-out payment shall be paid in Common Stock. If paid in shares of Common Stock, such shares shall be valued at the then-prevailing market rate.

Series A-2 Convertible Preferred Stock Financing

On July 26, 2021, the Company entered into securities purchase agreements dated as of July 26, 2021 (collectively, the “Purchase Agreement”) with certain accredited investors (each an “Investor” and collectively, the “Investors”) for the sale of an aggregate of 32,303.11 shares of the Company’s newly-created Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock”), 11,320,201 shares of Common Stock, and warrants (the “Warrants”) to purchase 114,690,150 shares of Common Stock, for gross proceeds of $35,840,672, before deducting placement agent and other offering expenses. Pursuant to the Purchase Agreement, the shares of Series A-2 Preferred Stock, Common Stock and Warrants are to be sold in two tranches, the first of which closed on July 26, 2021 for gross proceeds of $22,918,203 for the sale of 20,724.70 shares of Series A-2 Preferred Stock, 7,019,196 shares of Common Stock, and Warrants to purchase 73,338,203 shares of Common Stock. Of the $22,918,203 gross proceeds received by the Company upon the closing of the first tranche, $18,147,354 was paid in cash, $676,708 was paid by assignment to the Company of $676,708 aggregate principal and interest amount of the Company’s outstanding original issue discount promissory notes and $3,762,000 was paid by assignment to the Company of $3,762,000 aggregate principal amount of TopPop’s outstanding original issue discount promissory notes, all of which notes were cancelled by the Company. A $332,141 discount was applied to the cash component of the purchase price received upon the closing of the first tranche.

Pursuant to the Purchase Agreement, the closing of the second tranche, which will include the sale of an additional 11,578.40 shares of Series A Preferred Stock, 4,301,005 shares of Common Stock, and Warrants to purchase an additional 41,351,901 shares of Common Stock for gross proceeds of $12,690,901, all of which will be paid in cash, will occur within five trading days of the six-month anniversary of the closing of the first tranche. The closing of the transactions contemplated by the Purchase Agreement are subject to the satisfaction of certain closing conditions, including the execution of the Registration Rights Agreement (as defined below), and the consummation of the transactions contemplated by the TopPop Acquisition Agreement, the Exchange Agreement (as defined below), and the United Purchase Agreement (as defined below). The terms of the Series A-2 Preferred Stock are set forth under Items 3.02 and 5.03 below.

The Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.3125 per share. The Investors may exercise the Warrants on a cashless basis if the shares of Common Stock underlying the Warrants are not then registered for resale pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”).

In connection with this transaction, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Dawson James Securities, Inc. (the “Placement Agent”), pursuant to which at the closing of the first tranche under the Purchase Agreement the Company paid to the Placement Agent a cash fee in the amount of $2,350,000 and the Company agreed to pay to the Placement Agent in connection with the closing of the second tranche under the Purchase Agreement a cash fee in the amount of $1,150,000. In addition, the Company agreed to pay to the Placement Agent a fee in connection with any cash exercise of any of the Warrants in an amount equal to 10% of the cash amount received by the Company upon any such exercise. Pursuant to the Placement Agency Agreement, as additional consideration for the services of the Placement Agent, the Company also issued to the Placement Agent or its designees in connection with the closing of the first tranche under the Purchase Agreement 2,194 shares of Series A-2 Preferred Stock and agreed to issue to the Placement Agent or its designees in connection with the closing of the second tranche under the Purchase Agreement as additional 1,096 shares of Series A-2 Preferred Stock.

Exchange of Issued and Outstanding Series E, F and G Convertible Preferred Stock and Series E, F and G Common Stock Purchase Warrants

On July 26, 2021, the Company entered into securities exchange agreements (collectively, the “Exchange Agreement”) with the holders (each a “Holder” and collectively, the “Holders”) of the Company’s outstanding (a) Series E Convertible Preferred Stock, Series F Convertible Preferred Stock and Series G Convertible Preferred Stock (the “Existing Preferred Stock”), and (b) Series E Common Stock Purchase Warrants, Series F Common Stock Purchase Warrants and Series G Common Stock Purchase Warrants (the “Existing Warrants” and together with the Existing Preferred Stock, collectively, the “Existing Securities”), pursuant to which the Holders exchanged (the “Exchange”) (i) all Existing Preferred Stock held by each Holder for shares of Series A-2 Preferred Stock and Warrants, and (ii) all Existing Warrants held by each Holder for shares of Common Stock. In connection with the Exchange, the Holders exchanged all of their Existing Securities for an aggregate of 3,704.80 shares of Series A-2 Preferred Stock, Warrants to purchase 14,304,880 shares of Common Stock, and 2,449,517 shares of Common Stock. Upon the Exchange, the Existing Securities were cancelled and all contractual (or similar) rights, preferences and obligations relating to such Existing Securities became null and void and of no further effect whatsoever.

Redemption of Series F Convertible Preferred Stock

On July 26, 2021, the Company entered into a redemption agreement with Jason DiPaola, pursuant to which the Company redeemed and purchased from Mr. DiPaola, and Mr. DiPaola sold and delivered to the Company, 75 uncertificated shares of the Company’s Series F Convertible Preferred Stock owned by Mr. DiPaola, for an aggregate purchase price of $75,000 in accordance with the terms of such redemption agreement.

On July 26, 2021, the Company entered into a redemption agreement with 32 Entertainment LLC, pursuant to which the Company redeemed and purchased from 32 Entertainment LLC, and 32 Entertainment LLC sold and delivered to the Company, 150 uncertificated shares Series F Convertible Preferred Stock owned by 32 Entertainment LLC, for an aggregate purchase price of $150,000 in accordance with the terms of such redemption agreement.

Exchange of Issued and Outstanding Series A Preferred Stock

On July 26, 2021, the Company entered into a securities exchange agreement dated as of July 26, 2021 (the “Series A Preferred Exchange Agreement”), with Richard DeCicco, who, at the time of execution and delivery of such agreement, was the Company’s Chief Executive Officer, Chief Financial Officer, chairman of the Company’s board of directors (the “Board”) and the holder of the Company’s one issued and outstanding share of Series A Preferred Stock. Pursuant to the Series A Preferred Exchange Agreement, Mr. DeCicco exchanged his one share of Series A Preferred Stock for 25,600,000 shares of Common Stock. Upon such exchange, the Series A Preferred Stock, which previously gave Mr. DeCicco two votes for every one vote of the Company’s outstanding voting securities, was cancelled and all contractual (or similar) rights, preferences and obligations relating to such Series A Preferred Stock became null and void and of no further effect whatsoever.

Purchase of all Issued and Outstanding Capital Stock of United Spirits, Inc.

On July 26, 2021, the Company entered into a securities purchase agreement (the “United Purchase Agreement”) with Mr. DeCicco pursuant to which the Company purchased from Mr. DeCicco, and Mr. DeCicco sold, all of the issued and outstanding capital stock of United Spirits, Inc., a New York corporation (“United”). Pursuant to the United Purchase Agreement, upon the closing of the transactions contemplated thereby, Mr. DeCicco transferred, and the Company acquired, 100% of the issued and outstanding capital stock of United in exchange for a purchase price of $1,000,000. The United Purchase Agreement contains customary representations, warranties and covenants of the parties thereto, and the closing of the transactions contemplated by the United Purchase Agreement was subject to the satisfaction of certain closing conditions, including, without limitation, certain approvals from various state liquor authorities. Prior to the closing of the transactions contemplated by the United Purchase Agreement, the Company marketed and sold its wine and spirts products pursuant to an exclusive marketing and distribution agreement between the Company and United.

Amended and Restated LLC Agreements of Bellissima Spirits LLC and BiVi LLC

On July 26, 2021, the Company, and each other member identified therein, including Mr. DeCicco and Rosanne Faltings, the Company’s vice president of sales and a member of the Board, entered into an Amended and Restated Limited Liability Company Agreement dated as of July 26, 2021 (the “Bellissima LLC Agreement”) of Bellissima Bellissima. The Bellissima LLC Agreement provides that the manager of Bellissima, currently Mr. DeCicco, may cause Bellissima to make distributions of available cash flow to the members pro rata in accordance with their cash flow ratios, of which the Company is entitled to 100% of any such distribution of available cash flow. The Bellissima LLC Agreement also provides that the manager shall cause Bellissima to make distributions of net proceeds attributable to certain capital events to members pro rata in accordance with their membership interest percentage, of which the Company is entitled to 54% of any such distribution of net proceeds and Mr. DeCicco and Ms. Faltings are entitled to 15.34% and 15.33%, respectively. Transfers of membership interests in Bellissima are generally restricted and the Bellissima LLC Agreement provides for preemptive rights, rights of first refusal, and rights of co-sale, in each case, in accordance with the terms and conditions set forth therein.

On July 26, 2021, the Company, and each other member identified therein, including Mr. DeCicco and Ms. Faltings, entered into an Amended and Restated Limited Liability Company Agreement dated as of July 26, 2021 (the “BiVi LLC Agreement”) of BiVi. The BiVi LLC Agreement provides that the manager of BiVi, currently Mr. DeCicco, may cause BiVi to make distributions of available cash flow to the members pro rata in accordance with their cash flow ratios, of which the Company is entitled to 100% of any such distribution of available cash flow. The BiVi LLC Agreement also provides that the manager shall cause BiVi to make distributions of net proceeds attributable to certain capital events to members pro rata in accordance with their membership interest percentage, of which the Company is entitled to 54% of any such distribution of net proceeds and Mr. DeCicco and Ms. Faltings are entitled to 15.34% and 15.33%, respectively. Transfers of membership interests in BiVi are generally restricted and the BiVi LLC Agreement provides for preemptive rights, rights of first refusal, and rights of co-sale, in each case, in accordance with the terms and conditions set forth therein.

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2020 and 2019 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company. Until we can grow revenues sufficient to meet our operating expenses, we must continue to raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements. However, on July 26, 2021 we completed a financing that we believe will provide sufficient operating capital and funds to purchase capital equipment, both of which are required in order to achieve our growth and cash flow estimates.

Results of Operations for the Three months Ended June 30, 2021 and 2020

Introduction

We had sales of $584,914 for the three months ended June 30, 2021 and $1,055,600 for the three months ended June 30, 2020, a decrease of $470,686. Our operating expenses were $1,896,200 for the three months ended June 30, 2021, compared to $1,265,477 for the three months ended June 30, 2020, an increase of $630,723 or approximately 50%. Our net operating (loss) was ($1,636,492) for the three months ended June 30, 2021, compared to ($537,937) for the three months ended June 30, 2020, an increase of $1,098,555 or approximately 204%. During this quarter we began to incur operating expenses associated with hiring sales and marketing personnel along with increased professional fees in preparation of our planned business expansion, financing and restructuring and completing an acquisition.

Revenues and Net Operating Loss

Our operations for the three months ended June 30, 2021 and 2020 were as follows:

	June 30,	June 30,	Increase /
	2021	2020	(Decrease)

Sales	$584,914	$1,055,600	$(470,686)
Cost of Sales	325,206	328,060	2,854
Gross Profit	259,708	727,540	(467,832)

Operating expenses:
Officers compensation	263,750	103,750	160,000
Professional and consulting	922,429	275,134	647,295
Royalties	107,407	21,584	85,823
Investor relations	18,855	195,151	(176,296)
Marketing and advertising	91,419	146,528	(55,109)
Travel and entertainment	6,185	(279)	6,464
Other operating expenses, including occupancy	486,155	523,609	(37,454)
Total operating expenses	1,896,200	1,265,477	630,723

Net operating income (loss)	(1,636,492)	(537,937)	1,098,555
Other income (expense)	(30,754)	73,835	104,589

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	(8,772)	(87,606)	(78,834)
Net income (loss) attributable to Iconic Brands, Inc	(1,676,018)	551,708	1,124,310

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, and the line of Hooters brand products. Sales were $584,914 for the three months ended June 30, 2021 and $1,055,600 for the three months ended June 30, 2020, a decrease of $470,686 or approximately 44%. The decrease is due to $590,000 lower sales from our QVC network compared to the same quarter last year offset by increased sales through our distributors.

Cost of Sales

Cost of sales was $325,206, or approximately 56% of sales, for the three months ended June 30, 2021 and $328,060, or approximately 31%% of sales, for the three months ended June 30, 2020. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. The increase in cost of sales as a percentage of sales was due to pricing associated with quantity purchased and increase in international freight and transportation costs.

Officers Compensation

Officers compensation was $263,750 for the three months ended June 30, 2021 and $103,750 for the three months ended June 30, 2020. The increase of $160,000 is due to the hiring of additional executive personnel (Chief Executive Officer and Chief Operating Officer) in order to begin execution of the Company’s growth strategy along stock based compensation for the issuance of shares for terms relating to employment contracts.

Professional and Consulting Fees

Professional and consulting fees were $922,429 for the three months ended June 30, 2021 and $275,134 for the three months ended June 30, 2020, an increase of $647,295. Professional and consulting fees consist primarily of legal and accounting and auditing services. The increase of approximately $647,295 from 2020 to 2021 was related primarily to increased legal of approximately $400,000, accounting services of $30,000 and consulting fees associated with securing financing and pursuing a possible merger transaction..

Royalties

We expensed royalties of $107,407 for the three months ended June 30, 2021 compared to $21,584 for the three months ended June 30, 2020, an increase of $85,823, or 397%. Royalties increased due to primarily to recognition of minimum royalties due on certain products.

Investor relations

Investor relation expenses were $18,855 for the three months ended June 30, 2021 and $195,151 for the three months ended June 30, 2020, a decrease of  $176,296 or approximately 90%. The decrease was primarily related to non-renewal of certain investor relation contracts that expired during the quarter.

Marketing and Advertising

Marketing and advertising expenses were $91,419 for the three months ended June 30, 2021 and $146,528 for the three months ended June 30, 2020, a decrease of $55,109 or approximately 37%%. The decrease is related to lower marketing activity in the quarter as sales through our QVC platform were lower in the quarter.

Travel and Entertainment

Travel and entertainment expenses were $6,185 for the three months ended June 30, 2021 and $(279) for the three months ended June 30, 2020, an increase of $6,464. The increase was a result of limited to no travel during the three months ended June 30, 2020 due to the COVID-19 environment.

Other Operating Expenses

Other operating expenses were $486,155 for the three months ended June 30, 2021 and $523,609 for the three months ended June 30, 2020, a decrease of $37,454 or approximately 7%%. The decrease was primarily related to lower fulfillment costs associated with QVC sales.

Net Operating Income/Loss

We had a (loss) from operations of ($1,636,492) for the three months ended June 30, 2021 and ($537,937) for the three months ended June 30, 2020, an increase of $1,098,555 or approximately 200%. Net operating (loss) increased, as set forth above, primarily because lower sales and higher operating costs.

Net (income) Loss attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

Net income attributable to noncontrolling interests in subsidiaries and variable interest entity represented 49% of the net loss of Bellissima and BiVi (of which we own 51%) and 100% of United Spirits (of which we own 0%) and is accounted for as an increase in the net loss attributable to our company. Net income for the three months ended June 30, 2021 was $8,772 compared to a net loss of $87,606 for the three months ended June 30, 2020.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was $1,676,018 for the three months ended June 30, 2021 and ($551,708) for the three months ended June 30, 2020, an increase of $1,124,310 or approximately 203%. The net loss from Iconic Brands increased primarily as a result of lower sales and higher operating costs for the quarter.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Our operations for the six months ended June 30, 2021 and 2020 were as follows:

	June 30,	June 30,	Increase /
	2021	2020	(Decrease)

Sales	$1,219,447	$1,461,486	$(242,039)
Cost of Sales	643,839	580,486	63,353
Gross Profit	575,608	881,000	(305,392)

Operating expenses:
Officers compensation	367,500	207,500	160,000
Professional and consulting	1,081,332	461,923	619,409
Royalties	206,535	37,548	168,987
Investor relations	199,607	556,840	(357,233)
Marketing and advertising	212,587	275,173	(62,586)
Travel and entertainment	19,028	19,190	(162)
Other operating expenses, including fulfillment and occupancy	804,749	772,861	31,888
Total operating expenses	2,891,338	2,331,035	560,303

Net operating income (loss)	(2,315,730)	(1,450,035)	865,695
Other Income (Expense)	(2,296)	73,835	76,131

Net loss (income) attributable to noncontrolling interests in subsidiaries and variable interest entity	(24,946)	(13,428)	11,518
Net income (loss) attributable to Iconic Brands, Inc	(2,342,972)	(1,389,628)	953,344

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, and the line of Hooters brand products introduced in August 2019. Sales were $$1,219,447 for the six months ended June 30, 2021 and $1,461,486 for the six months ended June 30, 2020, a decrease of $242,039or approximately 16%. The decrease in sales was primarily due to lower sales from QVC network.

Cost of Sales

Cost of sales was $643,839, or approximately 53% of sales, for the six months ended June 30, 2021 and $580,486, or approximately 40% of sales, for the six months ended June 30, 2020. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. The increase in cost of sales as a percentage of sales is due primarily to higher production costs and transportation costs.

Officers Compensation

Officers compensation was $367,500 for the six months ended June 30, 2021 and $207,500 for the six months ended June 30, 2020, increase of $160,000. The increase of $160,000 is due to the hiring of additional executive personnel (Chief Executive Officer and Chief Operating Officer) in order to begin execution of the Company’s growth strategy and stock based compensation costs associated with employment contracts.

Professional and Consulting Fees

Professional and consulting fees were $1,081,332 for the six months ended June 30, 2021 and $461,923 for the six months ended June 30, 2020, an increase of $619,409. Professional and consulting fees consist primarily of legal and, accounting and auditing services. The increase of approximately $619,409 from 2020 to 2021 was related primarily to increased legal of approximately $400,000, accounting services of $30,000 and consulting fees associated with securing financing and pursuing a possible merger transaction.

Royalties

Royalties were $206,535, or approximately 17% of sales, for the six months ended June 30, 2021 and $37,548, or approximately 3% for the six months ended June 30, 2020, an increase of $168,987. Royalties increased primarily due to minimum royalties on certain products.

Marketing and Advertising

Marketing and advertising expenses were $212,587 for the six months ended June 30, 2021 and $275,173 for the six months ended June 30, 2020, a decrease of $62,586, or approximately 22%. The decrease was a result of lower activity compared to the same period last year.

Travel and Entertainment

Travel and entertainment expenses were $19,028 for the six months ended June 30, 2021 and $19,190 for the six months ended June 30, 2020, a decrease of $162. Company travel has been limited for the last 14 months due to COVID 19 travel restrictions.

Investor relations

Investor relation expenses were $199,607 for the six months ended June 30, 2021 and $556,840 for the six months ended June 30, 2020, a decrease of $357,233. The decrease was primarily related to non-renewal of certain investor relation contracts that expired during the period.

Other Operating Expenses

Other operating expenses were $804,749 for the six months ended June 30, 2021 and $772,861 for the six months ended June 30, 2020, an increase of $31,888 or approximately 4%. The increase was not related to any specific item but rather small increases in certain expenditures.

Income (Loss) from Operations

We had a (loss) from operations of ($2,315,730) for the six months ended June 30, 2021 and ($1,450,035) for the six months ended June 30, 2020, an increase of $865,695, or approximately 60%. Our loss from operations increased, as set forth above, primarily because of lower sales and increased operating costs.

Net Loss attributable to Noncontrolling Interests in Subsidiaries and Variable Interest Entity

The net income attributable to noncontrolling interests in subsidiaries and variable interest entity represents 49% of the net loss of Bellissima, BiVi and Green Grow (which we own 51%) and 100% of United Spirits (which we own 0%) and is accounted for as an increase in the net loss attributable to the Company. This net income was $24,943 for the six months ended June 30, 2021 and was $13,948 for the six months ended June 30, 2020, an increase of $11,518

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was ($2,342,972) for the six months ended June 30, 2021 and ($1,389,628) for the six months ended June 30, 2020, an increase of $953,344, or approximately 69%. The net loss from Iconic Brands increased primarily because of the factors listed above, including lower sales and higher operating costs.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2021 and June 30, 2020, we had negative operating cash flows. Our cash on hand as of June 30, 2021 was $251,679. Our monthly cash flow burn rate for 2021 was approximately $300,000, and our monthly burn rate through the three months ended June 30, 2021 was approximately $400,000. We have strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs. On July 26, 2019, we closed on a financing that provided funds sufficient to meet our working capital needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2021 and December 31, 2020, respectively, were as follows:

	June 30,	December 31,
	2021	2020	Change

Cash	$251,679	$457,041	$(205,362)
Total Current Assets	1,175,891	1,298,999	(114,108)
Total Assets	1,205,331	1,354,892	(149,561)
Total Current Liabilities	4,581,728	3,183,015	1,398,713
Total Liabilities	$4,581,728	$3,183,015	$1,398,713

Our cash decreased $205,362 and total current assets decreased $114,108. Our total current liabilities increased $1,398,713 as our accounts payable and accrued expenses increased. Our total liabilities increased $1,398,713. Our stockholders’ equity decreased from $(1,828,123) to $(3,376,397) due primarily to our operating loss for the six-month period.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts. Please see the Risk Factors beginning on page 17.

Cash Requirements

Our cash on hand as of June 30, 2021 was $251,679. We anticipate that the funding from financing activities and product sales will be enough to sustain us for the next 12 months.

Sources and Uses of Cash

Operations

Our net cash (used in) operating activities for the six months ended June 30, 2021 and 2020 was $1,106,882 and $879,271, respectively, a decrease of $227,611. The decrease in cash used in operations was primarily due to an increase in our operating loss over the same period last year.

Investments

For the six months ended June 30, 2021 we used cash for investing activities of $7,123. For the six months ended June 30, 2020, we used cash for investing activities of $8,708 for the purchase of furniture and equipment.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2021 was $908,643 compared to $1,296,713 of cash provided by financing activities for the six months ended June 30, 2020, which consisted principally of proceeds from short term notes payable used to finance our growth plans. These notes were paid off in conjunction with our financing on July 26, 2021.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A Risk Factors

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 except as set forth in “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and as described below. The risk factors described in our Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q, in addition to other information set forth below and in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

We face significant risks relating to our recent acquisition.

We recently completed a merger transaction in which the TopPop LLC, a New Jersey limited liability company (“TopPop”), and certain other parties, sold to us and we acquired, all of the issued and outstanding membership interests of TopPop. This recent transformative acquisition involves a number of significant risks and uncertainties that may adversely affect us, including the following:

•	inability to realize anticipated synergies or other expected benefits or cost savings;

•	diversion of financial resources to the new operations or acquired businesses;

•	failure to successfully integrate acquired systems, business processes, policies and procedures;

•	exposure to unknown liabilities and unforeseen costs that were not discovered during due diligence;

•	potential loss of key employees, suppliers or customers; and

•	other challenges associated with managing the larger, more complex and integrated combined businesses.

If one or more of these risks and uncertainties were to materialize, we could experience reduced sales, higher costs, lower profitability and other adverse impacts to our operations and businesses.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported on our Current Reports on Form 8-K, we had no unregistered sales of equity securities during the period from May 24, 2021 to August 16, 2021

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iconic Brands, Inc.

Dated: August 16, 2021	By:	/s/ Larry Romer
Larry Romer
	Its:	Chief Executive Officer

Dated: August 16, 2021	By:	/s/ David Allen
David Allen
	Its:	Chief Financial Officer

