Form 10-Q
period 2021-09-30
Iconic Brands, Inc.
filed 2021-11-22
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 15, 2021, the registrant had 89,602,764 shares of common stock, $0.001 par value per share, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2021 and 2020

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$5,682,650	$457,041
Accounts receivable	2,829,278	334,458
Inventory	1,614,520	507,500
Equipment Deposit	2,155,330	-
Security deposit	131,529	-
Other receivable	25,935	-
Prepaid expense and other current assets	74,116	-
Total current assets	12,513,358	1,298,999

Property and equipment, net	-	-
Right-of-use asset, net	588,799	45,381
Leasehold improvements, furniture, and equipment, net	1,879,536	10,512
Tradename - Trademarks	6,121,400	-
Intellectual Property	874,000	-
Customer Base	13,929,000	-
Non-Competes	2,290,200	-
Goodwill	16,492,086	-
Total assets	$54,688,379	$1,354,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,255,436	$3,089,773
Loans payable to officer and affiliated entity-noninterest bearing and due on demand	-	15,637
Notes payable, net	5,050,000	28,458
Deferred revenue	351,194	-
Other payables	35,713	-
Current portion of operating lease liability	249,203	49,147
Total current liabilities	8,941,546	3,183,015

Operating lease liability, long term	347,595
Contingent consideration	21,129,464	-
Total liabilities	30,418,605	3,183,015

Stockholders’ and members’ equity:
Preferred stock, $.001 par value; authorized 100,000,000 shares:
Series A, 0 and 1 share issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	1
Series E, 0 and 2,115,224 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	2,115
Series F ($1,000 per share stated value), 0 and 2,413.75 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	2,413,750
Series G ($1,000 per share stated value), 0 and 1,475 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	1,475,000
Series A-2, 27 and 0 share issued and outstanding at September 30, 2021 and December 31, 2020, respectively	27	-
Common stock, $.001 par value; authorized 2,000,000,000 shares, 89,032,764 and 17,268,881 shares issued and outstanding respectively	89,034	17,269
Treasury stock, at cost – 0 and 1,000,000 shares common stock respectively	-	(516,528)
Additional paid-in capital	57,541,023	22,430,430
Accumulated deficit	(32,497,887)	(26,497,350)
Noncontrolling interests	(862,423)	(1,152,810)
Total stockholders’ equity (deficit)	24,269,774	(1,828,123)
Total liabilities and stockholders’ equity	$54,688,379	$1,354,892

See accompanying notes to Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUE
Sales	$2,846,437	$712,198	$4,065,884	$2,173,684
Total revenue	2,846,437	712,198	4,065,884	2,173,684

Cost of goods sold	2,151,088	269,763	2,794,927	850,249

Gross Profit	695,349	442,435	1,270,957	1,323,435

OPERATING EXPENSES
General and administrative expenses	2,784,102	694,627	5,272,073	2,484,612
Selling and marketing	1,256,589	385,709	1,659,956	926,759
Total operating expenses	4,040,691	1,080,336	6,932,029	3,411,371

Loss from operations	(3,345,342)	(637,901)	(5,661,072)	(2,087,936)

Other income (expense):
Gain on forgiveness of PPP loan	-	-	28,458	-
Interest and amortization expense	(452,539)	-	(483,293)	-
Loss on investment in and receivable from Can B Corp	-	(557,307)	-	(483,472)
Other expense, net	(22,708)	-	(22,708)	-
Total other income (expense)	(475,247)	(557,307)	(477,543)	(483,472)

Net loss	$(3,820,589)	$(1,195,208)	$(6,138,615)	$(2,571,408)

Net (loss) income attributable to noncontrolling interests in subsidiaries	$(163,024)	$23,893	$(138,078)	$37,321

Net (loss) attributable to Iconic Brands, Inc.	$(3,657,565)	$(1,219,101)	$(6,000,537)	$(2,608,729)

Basic and diluted loss per share	$(0.05)	$(0.07)	$(0.18)	$(0.16)
Weighted average number of shares outstanding	69,757,489	16,268,881	34,394,031	16,066,664

See accompanying notes to Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Series A Preferred stock		Series E Preferred stock		Series F Preferred stock		Series G Preferred stock		Common stock		Treasury stock		Additional paid-in		Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subtotal	interests	Deficit	Total

Balance, December 31, 2019	1	$1	2,790,224	$2,790	3,156	$3,155,750	-	$-	14,576,681	$14,577	-	$-	$21,282,679	$24,455,797	$(1,039,851)	$(22,925,748)	490,198
Sale of Series G Preferred Stock and warrants	-	-	-	-	-	-	1,475	1,475,000	-	-	-	-	-	1,475,000	-	-	1,475,000
Issuance of common stock in exchange for services rendered and to be rendered	-	-	-	-	-	-	-	-	860,000	860	-	-	556,908	557,768	-	-	557,768
Placement agent fees and stock-based compensation	-	-	-	-	-	-	-	-	375,000	375	-	-	(150,375)	(150,000)	-	-	(150,000)
Issuance of common stock in exchange for Series E Preferred stock	-	-	(675,000)	(675)	-	-	-	-	270,000	270	-	-	405	-	-	-	-
Issuance of common stock in exchange for Series F Preferred stock	-	-	-	-	(742)	(742,000)	-	-	1,187,200	1,187	-	-	740,813	-	-	-	-
Treasury stock acquired from Can B Corp	-	-	-	-	-	-	-	-	-	-	(1,000,000)	(516,528)	-	(516,528)	-	-	(516,528)
Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,997)	-	(2,997)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	37,321	(2,608,729)	(2,571,408)
Balance, September 30, 2020	1	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	17,268,881	$17,269	(1,000,000)	$(516,528)	$22,430,430	$25,822,037	$(1,005,527)	$(25,534,477)	$(717,967)

Balance at June 30, 2020	1	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	17,268,881	$17,269	-	$-	$22,430,430	$26,338,565	$(1,026,423)	$(24,315,376)	996,766
Treasury stock acquired from Can B Corp	-	-	-	-	-	-	-	-	-	-	(1,000,000)	(516,528)	-	(516,528)	-	-	(516,528)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	23,893	(1,219,101)	(1,195,208)
	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,997)	-	(2,997)
Balance, September 30, 2020	1	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	17,268,881	$17,269	(1,000,000)	$(516,528)	$22,430,430	$25,822,037	$(1,005,527)	$(25,534,477)	$(717,967)

	Series A Preferred stock		Series E Preferred stock		Series F Preferred stock		Series G Preferred stock		Series A-2 Preferred stock		Common stock		Treasury stock			Additional paid-in		Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		capital	Subtotal	interests	Deficit	Total
Balance, December 31, 2020	1	1	2,115,224	2,115	2,414	2,413,750	1,475	1,475,000	-	-	17,268,881	17,269	(1,000,000)	(516,528	)A	22,430,430	25,822,037	(1,152,810)	(26,497,350)	(1,828,123)
Common stock and Series A-2 Preferred stock issued for Cash, net of fees	-	-	-	-	-	-	-	-	18,801	19	6,711,997	6,712	-	-		15,003,654	15,010,385	-	-	15,010,385
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	3,401,670	3,402	-	-		1,235,100	1,238,502	-	-	1,238,502
Common Stock issued to purchase TopPop	-	-	-	-	-	-	-	-	-	-	26,009,600	26,010	-	-		10,117,734	10,143,744	-	-	10,143,744
Common Stock issued for the exchange of Series A Preferred Stock	(1)	(1)	-	-	-	-	-	-	-	-	25,600,000	25,600	-	-		(25,599)	-	-	-	-
Common and preferred shares issued in exchange for old Series, E, F and G Preferred shares	-	-	(2,115,224)	(2,115)	(2,189)	(2,188,750)	(1,475)	(1,475,000)	3,555	4	2,209,517	2,210	-	-		3,663,651	-	-	-	-
Buy back of Series F Preferred stock					(225)	(225,000)	-	-	-	-	-	-	-	-		225,000	-	-	-	-
Purchase of United Spirits	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-	428,465	-	428,465
Common stock issued to settle notes payable	-	-	-	-	-	-	-	-	4,268	4	547,200	547	-	-		5,414,865	5,415,416	-	-	5,415,416
Shares issued in exchange for old warrants	-	-	-	-	-	-	-	-	-	-	8,283,899	8,284	-	-		(8,284)	-	-	-	-
Retirement of treasury stock	-	-	-	-	-	-	-	-	-	-	(1,000,000)	(1,000)	1,000,000	516,528		(515,528)	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-	(138,078)	(6,000,537)	(6,138,615)
Balance, September 30, 2021	-	-	-	-	-	-	-	-	26,623	27	89,032,764	89,034	-	-		57,541,023	57,630,084	(862,423)	(32,497,887)	24,269,774

Balance, June 30, 2021	1	1	2,115,224	2,115	2,414	2,413,750	1,475	1,475,000	-	-	18,170,551	18,171	-	-		22,682,752	26,591,789	(1,127,864)	(28,840,322)	(3,376,397)
Common stock and Series A-2 Preferred stock issued for Cash, net of fees	-	-	-	-	-	-	-	-	18,800	19	6,711,997	6,712	-	-		15,003,654	15,010,385	-	-	15,010,385
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	1,500,000	1,500	-	-		467,250	468,750	-	-	468,750
Common Stock issued to purchase TopPop	-	-	-	-	-	-	-	-	-	-	26,009,600	26,010	-	-		10,117,734	10,143,744	-	-	10,143,744
Common Stock issued for the exchange of Series A Preferred Stock	(1)	(1)	-	-	-	-	-	-	-	-	25,600,000	25,600	-	-		(25,599)	-	-	-	-
Common and preferred shares issued in exchange for old Series, E, F and G Preferred shares	-	-	(2,115,224)	(2,115)	(2,189)	(2,188,750)	(1,475)	(1,475,000)	3,555	4	2,209,517	2,210	-	-		3,663,651	-	-	-	-
Buy back of Series F Preferred stock	-	-	-	-	(225)	(225,000)	-	-	-	-	-	-	-	-		225,000	-	-	-	-
Common stock and Series A-2 Preferred stock issued to settle notes payable	-	-	-	-	-	-	-	-	4,268	4	547,200	547	-	-		5,414,865	5,415,416	-	-	5,415,416
Shares issued in exchange for old warrants	-	-	-	-	-	-	-	-	-	-	8,283,899	8,284	-	-		(8,284)	-	-	-	-
Purchase of United Spirits	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-	428,465	-	428,465
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-	(163,024)	(3,657,565)	(3,820,589)
Balance, September 30, 2021	-	-	-	-	-	-	-	-	26,623	27	89,032,764	89,034	-	-		57,541,023	57,630,084	(862,423)	(32,497,887)	24,269,774

See accompanying notes to Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,138,615)	$(2,571,408)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	36,308	19,431
Amortization of operating lease right-of-use assets	76,801	-
Gain on forgiveness of PPP loan	(28,458)	-
Amortization of debt discounts	30,032	-
Stock compensation expense	1,238,502	537,800
Loss on investment in and receivable from Can B Corp	-	483,472
Loss on purchase of United Spirits	1,428,465	-
Change in operating assets and liabilities:
Accounts receivable	2,937,788	227,980
Inventory	87,916	(115,424)
Equipment Deposit	(1,834,520)	-
Operating lease liabilities	(80,567)	-
Accounts payable and accrued expenses	(1,776,018)	403,116
Prepaid expense and other current assets	(74,116)	(22,187)
Loans payable to officer and affiliated entity-noninterest bearing and due on demand	(15,637)	-
Deferred revenue	(43,565)	-
Other receivable	(25,935)	-
Other payables	35,713	-
Net cash used in operating activities	(4,145,906)	(1,037,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid from acquisition of TopPop	(3,547,770)	-
Cash paid for Acquisition of United Spirits	(1,000,000)	-
Leasehold improvements	-	(11,000)
Furniture and equipment	-	(8,708)
Net cash used in investing activities	(4,547,770)	(19,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and Series A-2 Preferred stock issued for Cash, net of fees	15,010,385	-
Repayment of note payable	(2,015,380)	(40,000)
Proceeds from issuance of notes payable	924,280	28,458
Proceeds from sale of Series G Preferred stock and warrants (net of placement agent fees of $150,000)	-	1,325,000
Repayment of loan payable to related party	-	(21,068)
Net cash provided by financing activities	13,919,285	1,292,390

Net increase in cash and restricted cash	5,225,609	235,462
Cash and restricted cash at beginning of year	457,041	263,638
Cash and restricted cash at end of year	5,682,650	499,100

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Cash paid for interest	677,430	-
Common and preferred shares issued in exchange for old Series, E, F and G Preferred shares	3,665,865	-
Purchase and retirement of treasury stock	(516,528)	516,528
Common stock issued to settle notes payable	5,415,416	-
Issuance of common stock in exchange for Series E Preferred stock	-	270
Issuance of common stock in exchange for Series F Preferred Stock	-	1,187

See accompanying notes to Condensed Consolidated Financial Statements.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021 and September 30, 2020

 (Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Iconic Brands, Inc., formerly Paw Spa, Inc. (“Iconic”), was incorporated in the State of Nevada on October 21, 2005. Effective December 31, 2016, Iconic closed on a May 15, 2015 agreement to acquire a 51% interest in BiVi LLC (“BiVi”), the brand owner of “BiVi 100 percent Sicilian Vodka,” and closed on a December 13, 2016 agreement to acquire a 51% interest in Bellissima Spirits LLC (“Bellissima”), the brand owner of Bellissima sparkling wines. These transactions involved entities under common control of Iconic's chief executive officer at such time and represented a change in reporting entity. The financial statements of Iconic have been retrospectively adjusted to reflect the operations at BiVi and Bellissima from their inception.

BiVi was organized in Nevada on May 4, 2015. Bellissima was organized in Nevada on November 23, 2015.

Effective May 9, 2019, Iconic closed on a Share Exchange Agreement to acquire a 51% interest in Green Grow Farms, Inc. (“Green Grow”), an entity organized on February 28, 2019, to grow hemp for CBD extraction. Effective December 31, 2019, Iconic sold its 51% interest in Green Grow Farms, Inc. to Can B Corp (see Note 3).

On July 26, 2021, Iconic acquired 100% TopPop LLC (“TopPop”). TopPop is organized as a limited liability company in the State of New Jersey on September 5, 2019. TopPop’s primary operation is the manufacture and packaging of single-serve, shelf-stable, ready-to-freeze ice pops, both alcohols infused and non-alcoholic. TopPop began operations in December 2019 (See note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Iconic, its two 51% owned subsidiaries, BiVi and Bellissima, and its wholly owned subsidiaries, United Spirits, Inc. (see Note 5) and TopPop LLC (see Note 4) (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

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

(e) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $84,019 and $83,617, respectively.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventories at September 30, 2021 and December 31, 2020 consists of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers and cases of alcoholic beverages and packaging materials relating to our Hooters line of products introduced in August 2019. TopPop inventory consists of packing materials to be in used in the production.

(g) Revenue Recognition

It is the Company’s policy that revenues from product sales are recognized in accordance with ASC 606 “Revenue Recognition.” Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s financial statements.

Our revenue (referred to in our financial statements as “sales”) consists primarily of the sale of wine and spirits imported for cash or otherwise agreed-upon credit terms along with ready to freeze products manufactured by us. Our customers consist primarily of retailers. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution, and shipping terms. We have elected to treat shipping as a fulfillment activity. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.  Revenue associated with manufacturing and packaging business is recognized at a point in time when obligations under the terms of a contact with a customer are satisfied.

(h) Shipping and Handling Costs

Shipping and handling costs to deliver product to customers are reported as operating expenses in the accompanying statements of operations. Shipping and handling costs to purchase inventory are capitalized and expensed to cost of sales when revenue is recognized on the sale of product to customers.

(i) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the nine months ended September 30, 2021 and 2020, stock-based compensation was $1,238,502 and $537,800, respectively.

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

(m) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2021 of $32,497,887 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

4. ACQUISITION OF TOPPOP

On July 26, 2021, the Company entered into an acquisition agreement (the “TopPop Acquisition Agreement”) with TopPop, and each of FrutaPop LLC (“Frutapop”), Innoaccel Investments LLC (“Innoaccel”) and Thomas Martin (“Martin” and, together with Frutapop and Innoaccel, the “TopPop Members”), pursuant to which the TopPop Members sold to the Company and the Company acquired, all of the issued and outstanding membership interests of TopPop.

TopPop is a brand owner and contract manufacturing and packaging company specializing in flexible packaging solutions in the food, beverage and health categories. Its first branded and contract products are alcohol-infused ice pops. Its manufacturing facility in Marlton, New Jersey is registered by the Federal Drug Administration and holds a Safe Quality Food certification.

Upon consummation of the acquisition contemplated by the TopPop Acquisition Agreement, the TopPop Members received, in the aggregate: (a) $3,995,500 in cash by transfer of immediately available funds, (b) 26,009,600shares of Company’s common stock, par value $0.001 per share (the “Common Stock”), which shares were valued in the aggregate at $10,143,744, or $0.39 per share, (c) $5,042,467 aggregate principal amount of promissory notes of the Company (the “Promissory Notes”) and (d) future additional cash payments as earnout consideration (the “Total Consideration”). The earn-out payments, if any, will be made (i) following the 12-month period commencing on August 1, 2021 (the “First Year”), in an amount (the “First Year Earn-out Amount”) equal to each TopPop Member’s pro rata portion of the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for the First Year over (B) the aggregate amount of the Promissory Notes repaid in cash during the First Year; provided, however, no First Year Earn-out Amount shall be payable if (i)(A) does not exceed (i)(B); and (ii) following the 12-month period commencing on August 1, 2022 (the “Second Year”), in an amount (the “Second Year Earn-out Amount”) equal to each TopPop Member’s pro rata portion of the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for the Second Year over (B) the aggregate amount of the Promissory Notes repaid in cash during the Second Year; provided, however, no Second Year Earn-out Amount shall be payable if (ii)(A) does not exceed (ii)(B). The earn-out payments shall be made, at the election of each TopPop Member, in cash or in shares of Common Stock or a combination thereof, less any reserve for possible indemnification payments, provided that not less than 45% of the value of each earn-out payment shall be paid in Common Stock. If paid in shares of Common Stock, such shares shall be valued at the then-prevailing market rate.

The Promissory Notes bear interest at the rate of 10% per annum and mature on July 26, 2022. The Promissory Notes are not subject to pre-payment penalties; however, the Company may not pre-pay any amount on any Promissory Note without pre-paying a pro-rata portion of all Promissory Notes. In connection with the Promissory Notes, the Company granted to the TopPop Members a security interest in all of the Company’s membership interests of TopPop pursuant to certain pledge agreements (the “Pledge Agreements”) with each of the TopPop Members, each dated July 26, 2021. The Promissory Notes are not convertible into equity securities of the Company.

The Company accounted for the Acquisition of TopPop as a business combination using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, we used our best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.

Fair value of the acquisition

The following table summarizes the allocation of the preliminary purchase price as of the TopPop acquisition:

Preliminary Allocation as of July 26, 2021
Cash	$447,230
Accounts receivable	5,432,608
Furniture and equipment	1,848,580
Inventory	1,194,936
Right-of-use asset	620,219
Equipment deposit	320,810
Security deposit	131,529
Accounts payable	(2,432,621)
Notes payable	(5,936,323)
Operating lease liability	(628,218)
Deferred revenue	(394,759)
Net Tangible Assets	$603,991
Tradename / Trademarks	6,121,400
IP/Technology	874,000
Non-compete agreement	2,290,200
Customer Base	13,929,000
Total assets acquired	$23,214,600
Consideration:
Cash at closing	3,995,000
Fair value of common stock	10,143,744
Contingent consideration	21,129,464
Note payable	5,042,467
Goodwill	$16,492,086

5. UNITED SPIRITS, INC.

Until July 26, 2021, United Spirits, Inc. a New York Corporation (“United”) was owned and managed by Mr. Richard DeCicco, the controlling shareholder and president of the Company. United provides distribution services for Iconic, BiVi and Bellissima (see Note 13e) and was considered a variable interest entity (“VIE”) of The Company. On July 26, 2021, the Company entered into a securities purchase agreement with Mr. DeCicco pursuant to which the Company purchased from Mr. DeCicco, and Mr. DeCicco sold, all of the issued and outstanding capital stock of United to the Company. Pursuant to the United Purchase Agreement, upon the closing of the transactions contemplated thereby, Mr. DeCicco transferred, and the Company acquired, 100% of the issued and outstanding capital stock of United in exchange for a purchase price of $1,000,000. The United Purchase Agreement contains customary representations, warranties and covenants of the parties thereto, and the closing of the transactions contemplated by the United Purchase Agreement was subject to the satisfaction of certain closing conditions, including, without limitation, certain approvals from various state liquor authorities. Prior to the closing of the transactions contemplated by the United Purchase Agreement, the Company marketed and sold its wine and spirts products pursuant to an exclusive marketing and distribution agreement between the Company and United. After the closing, United became a wholly owned subsidiary of the Company.

6. INVENTORIES

Inventories consisted of:

	September 30, 2021	December 31, 2020
Finished goods:
Hooters brands	$269,425	$259,837
Bellissima brands	328,909	163,258
BiVi brands	47,439	47,439
TopPop	755,649	-
Total finished goods	1,401,422	470,534

Work-in-process:
TopPop	162,783	-
Raw materials:
Hooters brands	50,315	36,966
Total	$1,614,520	$507,500

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	September 30, 2021	December 31, 2020
Accounts payable	$1,095,599	$1,444,213
Accrued officers’ compensation	1,062,848	851,300
Accrued royalties	1,096,989	792,295
Other	-	1,965
Total	$3,255,436	$3,089,773

8. NOTES PAYABLE

Notes payable consisted of:

	September 30, 2021	December 31, 2020
Small Business Administration loan (1)	$150,000	$28,458
Note issued as part of the consideration to acquire TopPop (2)	4,900,000	-
Total	$5,050,000	$28,458

(1) The SBA loan bears an interest rate 3.75% and matures on January 22, 2051.

(2)The promissory note bears an interest rate 10% and matures on July 26, 2022.

9. CAPITAL STOCK

Preferred Stock

The one share of Series A Preferred Stock, which was issued to Richard DeCicco on September 10, 2009, entitles the holder to two votes for every share of Common Stock Deemed Outstanding and has no conversion or dividend rights.

On July 26, 2021, the Company entered into a securities exchange agreement dated as of July 26, 2021 (the “Series A Preferred Exchange Agreement”), with Mr. Richard DeCicco, who, at the time of execution and delivery of such agreement, was the Company’s Chief Executive Officer, Chief Financial Officer, chairman of the Company’s board of directors (the “Board”) and the holder of the Company’s one issued and outstanding share of Series A Preferred Stock. Pursuant to the Series A Preferred Exchange Agreement, Mr. DeCicco exchanged his one share of Series A Preferred Stock for 25,600,000 shares of Common Stock. Upon such exchange, the Series A Preferred Stock, which previously gave Mr. DeCicco two votes for every one vote of the Company’s outstanding voting securities, was cancelled and all contractual (or similar) rights, preferences and obligations relating to such Series A Preferred Stock became null and void and of no further effect whatsoever.

On January 12, 2020, the Company entered into securities purchase agreements with certain accredited investors for the sale of a total of 1,500 shares of Series G Convertible Preferred Stock and warrants to purchase 1,200,000 shares of our common stock for gross proceeds of $1,500,000 (of which $1,475,000 was collected on January 13, 2020 and January 14, 2020). Each share of Series G Convertible Preferred Stock (designated on January 13, 2020) has a stated value of $1,000, is convertible into shares of common stock at a price of $1.25 per share (subject to adjustment under certain circumstances), has no voting rights, is entitled to dividends on an as-converted-to common stock basis, is entitled to a distribution preference of $1,000 upon liquidation, and is not redeemable. Each warrant is exercisable into one share of common stock at an exercise price of $1.25 per share (subject to adjustment under certain circumstances) for a period of five years from the date of issuance.

On February 12, 2020, February 13, 2020, and February 14, 2020, three holders converted a total of 675,000 shares of Series E Preferred Stock into a total of 270,000 shares of Iconic common stock, leaving 2,115,224 shares of Series E Preferred Stock outstanding on September 30, 2020.

During the nine months ended September 30, 2020, six holders converted a total of 742 shares of Series F Preferred Stock into a total of 1,187,200 shares of Iconic common stock, leaving 2,414 shares of Series F Preferred Stock outstanding on September 30, 2020.

On July 26, 2021, the Company filed a Certificate of Designation, Preferences and Rights of the Series A-2 Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Nevada, designating up to 45,000 shares of the Company’s preferred stock as Series A-2 Preferred Stock. Also, on July 26, 2021, the Company sold 18,800 shares of newly formed Series A-2 Preferred Stock for cash in connection with the purchase of TopPop. Series A-2 Preferred Stock has a par value of $0.001 per share and a stated value equal to One Thousand Dollars ($1,000). The holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series A-2 Preferred Stock equal (on an as-if-converted-to Common Stock basis) to and in the same form as dividends actually paid on shares of Common Stock when, as and if such dividends are paid on shares of Common Stock. The Series A-2 Preferred Stock shall have no voting rights.

On July 26, 2021, the Company issued 4,268 shares of Series A-2 Preferred Stock and 547,200 shares of common stock to settle $5,414,865 of notes payable.

On July 26, 2021, the Company entered into securities exchange agreements (collectively, the “Exchange Agreement”) with the holders of the Company’s outstanding (a) Series E Convertible Preferred Stock, Series F Convertible Preferred Stock and Series G Convertible Preferred Stock, and (b) Series E Common Stock Purchase Warrants, Series F Common Stock Purchase Warrants and Series G Common Stock Purchase Warrants pursuant to which the Holders exchanged (i) all existing Preferred Stock held by each Holder for shares of Series A-2 Preferred Stock and Warrants, and (ii) all existing warrants held by each Holder for shares of Common Stock. In connection with the Exchange, the Holders exchanged all of their existing securities for an aggregate of 3,555 shares of Series A-2 Preferred Stock, warrants to purchase 14,304,880 shares of Common Stock, and 2,209,517 shares of Common Stock. Upon the Exchange, the existing securities were cancelled and all contractual (or similar) rights, preferences and obligations relating to such existing securities became null and void and of no further effect whatsoever.

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

On February 24, 2020, the Company issued 100,000 shares of its common stock to William Clyde Elliot II pursuant to an Endorsement Agreement dated February 15, 2020 (see Note 11h). The $67,500 fair value of the 100,000 shares of Iconic common stock was charged to prepaid expenses and was expensed over the term of the Endorsement Agreement.

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

From January 16, 2020, to February 24, 2020, two holders converted a total of 190 shares of Series F Preferred Stock into a total of 304,000 shares of Iconic common stock.

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

On May 29, 2020, and June 5, 2020, four holders converted a total of 552 shares of Series F Preferred Stock into a total of 883,200 shares of Iconic common stock.

On July 26, 2021, the Company entered into an acquisition agreement with TopPop and each of FrutaPop LLC, Innoaccel Investments LLC and Thomas Martin and, together with Frutapop and Innoaccel, pursuant to which the TopPop Members sold to the Company and the Company acquired, all of the issued and outstanding membership interests of TopPop (see note 4). Upon consummation of the acquisition, the Company issued 26,009,600 shares of common stock, valued at $10,143,744.

The following events also occurred on July 26, 2021:

The Company sold 18,800 shares of Series A-2 Preferred stock and 6,711,997 shares of common stock for an aggregate of $15,003,654, net of fees.

The Company issued 4,268 shares of Series A-2 Preferred Stock and 547,200 shares of common stock to settle $5,414,865 of notes payable.

The Company entered into securities exchange agreements (collectively, the “Exchange Agreement”) with the holders of the Company’s outstanding (a) Series E Convertible Preferred Stock, Series F Convertible Preferred Stock and Series G Convertible Preferred Stock, and (b) Series E Common Stock Purchase Warrants, Series F Common Stock Purchase Warrants and Series G Common Stock Purchase Warrants pursuant to which the Holders exchanged (i) all existing Preferred Stock held by each Holder for shares of Series A-2 Preferred Stock and Warrants, and (ii) all existing warrants held by each Holder for shares of Common Stock. In connection with the Exchange, the Holders exchanged all of their existing securities for an aggregate of 3,555 shares of Series A-2 Preferred Stock, warrants to purchase 14,304,880 shares of Common Stock, and 2,209,517 shares of Common Stock.

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

During the nine months ended September 30, 2021, the Company issued and aggregate 3,401,670 shares of common stock to vendors for services and for officer’s compensation. The aggregate value of the commons stock was $1,238,502.

During the nine months ended September 30, 2021, the Company issued 8,283,899 shares of common stock in exchange for retiring old outstanding warrants.

Warrants

On July 31, 2021, pursuant to the Series A-2 Preferred Stock financing and the purchase of TopPop, the Company granted 14,304,880 and 73,338,203 warrants to purchase common stock, respectively. The warrants expire in five years and have an exercise price of $0.31 per share.

A summary of warrants activity for the period January 1, 2020, to September 30, 2021, as follows:

Common
shares
Equivalent
Balance, January 1, 2020	2,895,198
Granted	1,180,000
Balance, December 31, 2020	10,655,198
Expired	(400,000)
Exchanged for common stock	(10,255,198)
Issued	87,643,083
Balance, September 30, 2021	87,643,083

Issued and outstanding warrants at September 30, 2021 consist of:

Year Granted	Number Common Shares Equivalent	Exercise Price Per Share	Expiration Date
2021	87,643,083	$0.3125	July 26, 2026

Total	87,643,083

10. INCOME TAXES

No income taxes were recorded in the periods presented since the Company had taxable losses in these periods.

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% for the periods presented to income (loss) before income taxes. The sources of the difference are as follows:

	Nine months ended September 30,
	2021	2020
Expected tax at 21%	$(1,289,109)	$(289,002)

Nontaxable gain on forgiveness of SBA PPP loan	(5,976)	-
Nontaxable unrealized gain on investment in and receivable from Can B Corp	-	(15,505)
Nondeductible stock-based compensation	260,085	108,745
Increase (decrease) in valuation allowance	1,035,000	195,762

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	September 30, 2021	December 31, 2020

Net operating loss carryforward	5,884,551	4,849,551

Less valuation allowance	(5,884,551)	(4,849,551)

Deferred income tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of September 30, 2021 and December 31, 2020 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at September 30, 2021 and December 31, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

All tax years remain subject to examination by major taxing jurisdictions.

11. COMMITMENTS AND CONTINGENCIES

a. Iconic Guarantees

On May 26, 2015, BiVi entered into a License Agreement with Neighborhood Licensing, LLC (the “BiVi Licensor”), an entity owned by Chazz Palminteri (“Palminteri”), to use Palminteri’s endorsement, signature and other intellectual property owned by the BiVi Licensor. The Company has agreed to guarantee and act as surety for BiVi’s obligations under certain sections of the License Agreement and to indemnify the BiVi Licensor and Palminteri against third party claims.

On November 12, 2015, Bellissima entered into a License Agreement with Christie Brinkley, Inc. (the “Bellissima Licensor”), an entity owned by Christie Brinkley (“Brinkley”), to use Brinkley’s endorsement, signature, and other intellectual property owned by the Bellissima Licensor. The Company has agreed to guarantee and act as surety for Bellissima’s obligations under certain sections of the License Agreement and to indemnify the Bellissima Licensor and Brinkley against third party claims.

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

Pursuant to the License Agreement and Amendment No. 1 to the License Agreement effective September 30, 2017 with the Bellissima Licensor (see Note 11a. above), Bellissima is obligated to pay the Bellissima Licensor a Royalty Fee equal to 10% of monthly gross sales (12.5% for sales in excess of defined Case Break Points) of Bellissima Brand products payable monthly. The Bellissima Licensor has the right to terminate the endorsement if Bellissima fails to sell 10,000 cases of Bellissima Brand products in year 1, 15,000 cases in year 2, or 20,000 cases in year 3 and each subsequent year.

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

For the nine months ended September 30, 2021 and 2020, royalties expense under this Agreement was $184,801 and $117,733, respectively.

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

The QVC Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the nine months ended September 30, 2021 and 2020, the Marketing Fees expense (payable to QVC) was $131,450 and $373,960, respectively, and the direct response sales generated from QVC programs was $1,025,488 and $1,313,839, respectively.

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

f. Compensation Arrangements

Effective July 26, 2021, the Company executed Employment Agreements with its Chairman Richard DeCicco (“DeCicco”) and its Vice President of Sales and Marketing Roseann Faltings (“Faltings”). Both agreements had a term of 24 months. The DeCicco Employment Agreement provides for a base salary at the rate of $265,000 per annum. The Faltings Employment Agreement provides for a base salary at the rate of $200,000 per annum. Both DeCicco and Faltings are eligible for a bonus of up to 25% of base pay after one year of employment. For the year ended December 31, 2020, we accrued a total of $415,000 officers’ compensation pursuant to two previous Employment Agreements which was allocated 50% to Iconic $207,500 and 50% to Bellissima $207,500.

On July 26, 2021, the Company, and each other member identified therein, including Mr. DeCicco and Rosanne Faltings, the Company’s vice president of sales and a member of the Board, entered into Amended and Restated Limited Liability Company Agreements dated as of July 26, 2021 of Bellissima and BiVi. The agreements provide that the manager of Bellissima and BiVi, currently Mr. DeCicco, may cause Bellissima and BiVi to make distributions of available cash flow to the members pro rata in accordance with their cash flow ratios, of which the Company is entitled to 100% of any such distribution of available cash flow. The agreements also provide that the manager shall cause Bellissima and BiVi to make distributions of net proceeds attributable to certain capital events to members pro rata in accordance with their membership interest percentage, of which the Company is entitled to 54% of any such distribution of net proceeds and Mr. DeCicco and Ms. Faltings are entitled to 15.34% and 15.33%, respectively.

Effective December 5, 2019, the TopPop executed Employment Agreement with its Chief Operating Officer Thomas Martin. The employment had no term limits and may be terminated by written notice by either party. The base agreement provides a base salary of at the rate of $250,000.

Effective March 1 2020, the TopPop executed Employment Agreements with its Chief Marketing Officer Laurance Rassin and its Chief Creative Officer Tracy Memoli. The agreement had no term limits and can be terminated by written notice by either party. Both agreements provide for a base salary $50,000 and a commission equal to 3% of the gross revenue. Both agreements were amended in July 2021, in which annual base salary was increased to $150,000 and additional commission incentives were added.

As of September 30, 2021, and December 31, 2020, accrued officers’ compensation was $1,062,848 and $851,300, respectively.

g. Lease Agreements

On January 1, 2021, the Company executed a cancellable Lease Agreement with Day Kay International (an entity controlled by Richard DeCicco) for the lease of the Company’s office and warehouse space in North Amityville New York. The agreement has a term of three years from January 1, 2021 to January 1, 2024 and provides for monthly rent of $4,893.

On November 12, 2019, TopPop executed a lease agreement with Plymouth 4 East Stow LLC to rent approximately 26,321 square feet of warehouse space in Marlton, NJ. The lease provides for a term of five years commencing upon January 1, 2020 and terminating on December 31, 2024. The lease also provides for a monthly payment to Plymouth 4 East Stow LLC for common area use of $4,430 and a security deposit to Plymouth 4 East Stow LLC of $45,864.

Effective November 6, 2020, TopPop executed a lease agreement with Warehouse4Biz LLC to rent approximately 14,758 square feet of warehouse space in Bellmawr, NJ. The lease provides for a lease term of two years commencing upon December 1, 2020 and terminating on November 30, 2022. The lease provides for a security deposit to Warehouse4Biz LLC of $20,734.

At September 30, 2021, the future undiscounted minimum lease payment under the noncancellable leases are as follows:

As of September 30, 2021
Remainder through December 31, 2021	$61,575
Year ending December 31, 2022	241,289
Year ending December 31, 2023	154,476
Year ending December 31, 2024	180,759
Year ending December 31, 2025 and thereafter	-
Total undiscounted finance lease payments	$638,098
Less: Imputed interest	41,300
Present value of finance lease liabilities	596,909

The operating lease liabilities of $596,909 and $ 22,909 as of September 30, 2021 and December 31, 2020, respectively, represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments at September 30, 2021 and December 31, 2020.

For the nine months ended September 30, 2021, occupancy expense attributed to these leases were $169,001.

h. Concentration of sales

For the nine months ended September 30, 2021 and 2020, sales consisted of:

	2021	2020
Bellissima product line:

QVC direct response sales	$1,025,488	$1,313,839
Other	851,365	728,663
Total Bellissima	1,876,853	2,042,502
BiVi product line	-	-
TopPop	2,045,500	-
United Spirits	105,946	-
Hooters product line	37,585	131,182

Total	$4,065,884	$2,173,684

Accounts receivable due from QVC direct response sales was $48,617 and $207,433 as of September 30, 2021 and 2020, respectively.

i. Related Party Transaction

During the nine months ended September 30, 2020, the Company paid $36,195 of rent for office space to a company controlled by the Chairman, Mr. Richard DeCicco.

On July 26, 2021, the Company entered into a securities purchase agreement with Mr. Richard DeCicco,, Chairman,  pursuant to which the Company purchased from Mr. DeCicco, and Mr. DeCicco sold, all of the issued and outstanding capital stock of United (See Note 5).

On December 6, 2019 the Company executed a Financial Services Agreement with InnoAccel Solutions (“InnoAccel”), LLC, a controlling member of the TopPop. InnoAccel had agreed to provide financial and administrative services for the company in exchange for hourly compensations.

The Company has agreed to keep this agreement in place and for the three months ended September 30, 2021 the company has recorded consulting expense of $45,000.

Commission Agreements

On July 10, 2019, the Company executed a Commission Agreement with CAA-GBA USA, LLC (“CCA-GBG”). The agreement provides CCA-GBG to receive 5% revenue generated with respect to the co-packing or related manufacturing deal for Anheuser-Busch, LLC. Additionally, CAA-GBG is also entitled to receive 5% of revenue for new business identified. The initial agreement expires on July 31, 2021 and automatically renews every year. The Company has decided to keep this agreement in place and no commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through September 30, 2021.

Effective December 11, 2019, the Company executed a Commission Agreement with Christopher J. Connolly. Mr. Connolly had agreed to provide sales representation services to Company for alcohol ice pop packing opportunities in exchange for commission. The agreement provides a commission 5% of gross revenue collected. The initial term is one year from the effective date. The agreement will renew automatically for 1-year terms unless the agreement is terminated. The Company has decided to keep this agreement in place and no commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through September 30, 2021.

12. SUBSEQUENT EVENTS

On October 12, 2021 and November 2, 2021 the company issued a total of 7,408,200 options to purchase our common stock at an exercise price of $0.45 and $0.57 respectively. These options vest over three years and have a life of 10 years. The Company will record the applicable stock-based compensation expense ratably over the vesting period of the options beginning in the fourth quarter of 2021.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

•

Bella Sprizz Apertifs - these products comprise a line of aperitifs consisting of three different expressions, a classic Italian aperitif an all-natural elderflower aperitif and a classic Italian bitter; and

•

Hooters Spirits - these products comprise a line of private-label premium spirits that are sold under the Hooters brand. The full line of Hooters Spirits includes Vodka, Gin, Rum (Dark & Light), Tequila (Silver & Gold), American Whiskey and Hooters Heat Cinnamon Whiskey. (In the third quarter of 2021, we agreed in principle to a new licensing agreement with Hooters, subject to execution of the definitive agreement.)

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

On July 26, 2021 we acquired TopPop LLC, (“TopPop”) as further described below. As a result of the acquisition of 100% of the equity of TopPop  (described below), we now have a fully vertically integrated product development and manufacturing company for new alcohol brands. TopPop  is a premier product development, contract manufacturing and packaging company, specializing in flexible packaging applications in the food, beverage and health categories. TopPop acquired the federal and state licenses necessary to manufacture and blend malt, wine and spirits-based products and, in June 2020. It opened a 27,000 square foot FDA-approved manufacturing facility in Marlton, New Jersey. In 2021 it began construction on a 65,000 square foot manufacturing facility in New Jersey. This facility is expected to be operational by January 1, 2022, and includes approximately $4 million of additional packaging equipment and is expected to increase our production capacity by three times.

For its first product line, TopPop identified the single serve, ready to drink (“RTD”) and ready to freeze (“RTF”) segments as ripe for product and packaging innovation. It introduced an alcohol-infused ice pop in June 2020 and marketed the concept to major alcohol companies and developed its own product line. Despite launching during the COVID-19 pandemic, TopPop manufactured approximately 10 million ice pops during the year ended December 31, 2020 and approximately 36 million ice pops during the nine-month period ending September 30, 2021. TopPop has also developed a robust pipeline in the single serve, RTD alcohol cocktail market and anticipates launching a line of products in this market in 2022. TopPop designs and markets flexible packaging for its RTD and RTF products with formulations that are low calorie and contain healthy and natural ingredients. With the opening of TopPop’s new facility expected in January 2022, it expects to have the capacity to manufacture over 150 million units in 2022.

We believe our TopPop acquisition has brought us additional synergies and opportunities for cross-promoting new and existing products to a broader customer base and positions the combined entities of Iconic, including its wholly owned subsidiary TopPop, as a company that establishes and supports brands, innovates, produces, licenses, packages, sells alcohol and non-alcohol beverages and creates sustainable packaging solutions to the consumable goods market. Iconic’s focus on lifestyle branding and the rising “Better-for-You”, “Better-for-Planet” consumer category has made it a leader in developing celebrity brands worldwide such as its Bellissima Prosecco by Christie Brinkley. TopPop is a pioneer in flexible packaging. The company’s creative solutions from inception to full scale production, like its “ready-to-freeze” (RTF) alcohol ice pops make it a harbinger in the “pouch market”, one of the fastest growing segments of the beverage industry. TopPop’s proprietary and visionary applications has made the company a leader in providing these increasingly desirable products and services, from “design through delivery”, to some of the largest Fortune 500 and multinational alcohol beverage companies and brands today. The company is vertically integrated with operations in multiple states and sells and distributes products across the globe.

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

TopPop Acquisition

On July 26, 2021, we entered into an acquisition agreement (the “TopPop Acquisition Agreement”) with TopPop , and each of FrutaPop LLC (“Frutapop”), Innoaccel Investments LLC (“Innoaccel”) and Thomas Martin (“Martin” and, together with Frutapop and Innoaccel, the “TopPop Members”), pursuant to which the TopPop Members sold to us and we acquired, all of the issued and outstanding membership interests of TopPop.

TopPop is a brand owner and contract manufacturing and packaging company specializing in flexible packaging solutions in the food, beverage and health categories. Its first branded and contract products are alcohol-infused ice pops. Its manufacturing facility in Marlton, New Jersey is registered with the Federal Drug Administration and holds a Safe Quality Food certification.

Upon consummation of the acquisition contemplated by the TopPop Acquisition Agreement, the TopPop Members received, in the aggregate: (a) $3,995,551.08 in cash by transfer of immediately available funds, (b) 26,009,600 shares of our common stock, par value $0.001 per share (the “Common Stock”), which shares were valued in the aggregate at $8,128,000, or $0.3125 per share, (c) $4,900,000.00 aggregate principal amount of our promissory notes (the “Promissory Notes”) and (d) future additional cash payments as earnout consideration (the “Total Consideration”). The earn-out payments, if any, will be made (i) following the 12-month period commencing on August 1, 2021 (the “First Year”), in an amount (the “First Year Earn-out Amount”) equal to each TopPop Member’s pro rata portion of the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for the First Year over (B) the aggregate amount of the Promissory Notes repaid in cash during the First Year; provided, however, no First Year Earn-out Amount shall be payable if (i)(A) does not exceed (i)(B); and (ii) following the 12-month period commencing on August 1, 2022 (the “Second Year”), in an amount (the “Second Year Earn-out Amount”) equal to each TopPop Member’s pro rata portion of the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for the Second Year over (B) the aggregate amount of the Promissory Notes repaid in cash during the Second Year; provided, however, no Second Year Earn-out Amount shall be payable if (ii)(A) does not exceed (ii)(B). The earn-out payments shall be made, at the election of each TopPop Member, in cash or in shares of Common Stock or a combination thereof, less any reserve for possible indemnification payments, provided that not less than 45% of the value of each earn-out payment shall be paid in Common Stock. If paid in shares of Common Stock, such shares shall be valued at the then-prevailing market rate.

The Promissory Notes bear interest at the rate of 10% per annum and mature on July 26, 2022. The Promissory Notes are not subject to pre-payment penalties; however, we may not pre-pay any amount on any Promissory Note without pre-paying a pro-rata portion of all Promissory Notes. In connection with the Promissory Notes, we granted to the TopPop Members a security interest in all of our membership interests of TopPop pursuant to certain pledge agreements (the “Pledge Agreements”) with each of the TopPop Members, each dated July 26, 2021. The Promissory Notes are not convertible into our equity securities.

Series A-2 Convertible Preferred Stock Financing

On July 26, 2021, we entered into securities purchase agreements dated as of July 26, 2021 (collectively, the “Purchase Agreement”) with certain accredited investors (each an “Investor” and collectively, the “Investors”) for the sale of an aggregate of 32,303.11 shares of our newly-created Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock”), 11,320,201 shares of Common Stock, and warrants (the “Warrants”) to purchase 114,690,150 shares of Common Stock, for gross proceeds of $35,840,672, before deducting placement agent and other offering expenses. Pursuant to the Purchase Agreement, the shares of Series A-2 Preferred Stock, Common Stock and Warrants are to be sold in two tranches, the first of which closed on July 26, 2021 for gross proceeds of $22,918,203 for the sale of 20,724.70 shares of Series A-2 Preferred Stock, 7,019,196 shares of Common Stock, and Warrants to purchase 73,338,203 shares of Common Stock. Of the $22,918,203 gross proceeds received by us upon the closing of the first tranche, $18,147,354 was paid in cash, $676,708 was paid by assignment to us of $676,708 aggregate principal and interest amount of our outstanding original issue discount promissory notes and $3,762,000 was paid by assignment to us of $3,762,000 aggregate principal amount of TopPop’s outstanding original issue discount promissory notes, all of which notes were cancelled by us. A $332,141 discount was applied to the cash component of the purchase price received upon the closing of the first tranche.

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

The Purchase Agreement also provides that, until January 26, 2022 (the six-month anniversary of the first closing date under the Purchase Agreement), in the event of a subsequent financing (except for certain exempt issuances as provided in the Purchase Agreement) by us, each Investor that invested over $1,000,000 pursuant to the Purchase Agreement will have the right to participate in such subsequent financing up to an amount equal to the Investor’s proportionate share of the subsequent financing based on such Investor’s percentage participation in the private placement effected by the Purchase Agreement on the same terms, conditions and price provided for in the subsequent financing up to an amount equal to 50% of the subsequent financing, or, if such subsequent financing is a firm commitment underwritten offering, up to an amount equal to 25% of such subsequent financing. The Purchase Agreement also provides that, for as long as the Series A-2 Preferred Stock or Warrants are outstanding, if we effect a subsequent financing, an Investor may elect, in its sole discretion, to exchange all or a portion of the Series A-2 Preferred Stock then held by such Investor for any securities issued in the subsequent financing on a $1.00 for $1.00 basis (assuming each share of Series A-2 Preferred Stock has a value equal to its Stated Value, which is $1,000 per share), provided such subsequent financing is not a firm commitment underwritten offering.

In connection with the transactions contemplated by the Purchase Agreement, we also entered into separate registration rights agreements (collectively, the “Registration Rights Agreement”) with the Investors, pursuant to which we agreed to file with the Commission a registration statement under the Securities Act to register the resale of the shares of Common Stock underlying the Warrants on or prior to November 23, 2021 (120 days following the first closing date under the Purchase Agreement) (the “Filing Date”), to cause such registration statement to be declared effective within thirty (30) days following the Filing Date, and to maintain the effectiveness of the registration statement until all of such shares of Common Stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions. If we fail to file the registration statement or have it declared effective by the dates set forth above, among other things, we are obligated to pay the Investors liquidated damages in the amount of 1% of their subscription amount, per month, until such events are satisfied.

Of the approximately $18,147,354 of net proceeds received by us on the initial closing date under the Purchase Agreement, $3,995,000 was applied to pay the cash portion of the purchase price of the TopPop Acquisition Agreement and the balance is expected to be used for working capital purposes, so as to further execute on our existing business, while also actively pursuing several additional “iconic” brands. The anticipated net proceeds of approximately $12,690,901 from the closing of the second tranche under the Purchase Agreement are expected to be used for working capital.

In connection with this transaction, we entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Dawson James Securities, Inc. (the “Placement Agent”), pursuant to which at the closing of the first tranche under the Purchase Agreement we paid to the Placement Agent a cash fee in the amount of $2,350,000 and we agreed to pay to the Placement Agent in connection with the closing of the second tranche under the Purchase Agreement a cash fee in the amount of $1,150,000. In addition, we agreed to pay to the Placement Agent a fee in connection with any cash exercise of any of the Warrants in an amount equal to 10% of the cash amount received by us upon any such exercise. Pursuant to the Placement Agency Agreement, as additional consideration for the services of the Placement Agent, we also issued to the Placement Agent or its designees in connection with the closing of the first tranche under the Purchase Agreement 2,194 shares of Series A-2 Preferred Stock and agreed to issue to the Placement Agent or its designees in connection with the closing of the second tranche under the Purchase Agreement as additional 1,096 shares of Series A-2 Preferred Stock.

Exchange of Issued and Outstanding Series E, F and G Convertible Preferred Stock and Series E, F and G Common Stock Purchase Warrants

On July 26, 2021, we entered into securities exchange agreements (collectively, the “Exchange Agreement”) with the holders (each a “Holder” and collectively, the “Holders”) of our outstanding (a) Series E Convertible Preferred Stock, Series F Convertible Preferred Stock and Series G Convertible Preferred Stock (the “Existing Preferred Stock”), and (b) Series E Common Stock Purchase Warrants, Series F Common Stock Purchase Warrants and Series G Common Stock Purchase Warrants (the “Existing Warrants” and together with the Existing Preferred Stock, collectively, the “Existing Securities”), pursuant to which the Holders exchanged (the “Exchange”) (i) all Existing Preferred Stock held by each Holder for shares of Series A-2 Preferred Stock and Warrants, and (ii) all Existing Warrants held by each Holder for shares of Common Stock. In connection with the Exchange, the Holders exchanged all of their Existing Securities for an aggregate of 3,704.80 shares of Series A-2 Preferred Stock, Warrants to purchase 14,304,880 shares of Common Stock, and 2,449,517 shares of Common Stock. Upon the Exchange, the Existing Securities were cancelled and all contractual (or similar) rights, preferences and obligations relating to such Existing Securities became null and void and of no further effect whatsoever.

In conjunction with the closing of the transactions contemplated by the Exchange Agreement, all Holders entered into a lock-up agreement pursuant to which they have agreed not to sell their shares of Series A-2 Preferred Stock, Warrants, or Common Stock, including Common Stock issuable upon the conversion of the Series A-2 Preferred Stock or exercise of the Warrants, in each case issued pursuant to the Exchange Agreement, on or prior to January 26, 2022, at an effective price per share that is lower than $0.3125 (subject to adjustment for reverse and forward stock splits, combinations, recapitalizations and the like).

Redemption of Series F Convertible Preferred Stock

On July 26, 2021, we entered into a redemption agreement with Jason DiPaola, pursuant to which we redeemed and purchased from Mr. DiPaola, and Mr. DiPaola sold and delivered to us, 75 uncertificated shares of our Series F Convertible Preferred Stock owned by Mr. DiPaola, for an aggregate purchase price of $75,000 in accordance with the terms of such redemption agreement.

On July 26, 2021, we entered into a redemption agreement with 32 Entertainment LLC, pursuant to which we redeemed and purchased from 32 Entertainment LLC, and 32 Entertainment LLC sold and delivered to us, 150 uncertificated shares Series F Convertible Preferred Stock owned by 32 Entertainment LLC, for an aggregate purchase price of $150,000 in accordance with the terms of such redemption agreement.

Exchange of Issued and Outstanding Series A Preferred Stock

On July 26, 2021, we entered into a securities exchange agreement dated as of July 26, 2021 (the “Series A Preferred Exchange Agreement”), with Richard DeCicco, who, at the time of execution and delivery of such agreement, was our Chief Executive Officer, Chief Financial Officer, chairman of our board of directors (the “Board”) and the holder of our one issued and outstanding share of Series A Preferred Stock. Pursuant to the Series A Preferred Exchange Agreement, Mr. DeCicco exchanged his one share of Series A Preferred Stock for 25,600,000 shares of Common Stock. Upon such exchange, the Series A Preferred Stock, which previously gave Mr. DeCicco two votes for every one vote of our outstanding voting securities, was cancelled and all contractual (or similar) rights, preferences and obligations relating to such Series A Preferred Stock became null and void and of no further effect whatsoever.

Purchase of all Issued and Outstanding Capital Stock of United Spirits, Inc.

On July 26, 2021, we entered into a securities purchase agreement (the “United Purchase Agreement”) with Mr. DeCicco pursuant to which we purchased from Mr. DeCicco, and Mr. DeCicco sold, all of the issued and outstanding capital stock of United Spirits, Inc., a New York corporation (“United”). Pursuant to the United Purchase Agreement, upon the closing of the transactions contemplated thereby, Mr. DeCicco transferred, and we acquired, 100% of the issued and outstanding capital stock of United in exchange for a purchase price of $1,000,000. The United Purchase Agreement contains customary representations, warranties and covenants of the parties thereto, and the closing of the transactions contemplated by the United Purchase Agreement was subject to the satisfaction of certain closing conditions, including, without limitation, certain approvals from various state liquor authorities. Prior to the closing of the transactions contemplated by the United Purchase Agreement, we marketed and sold our wine and spirts products pursuant to an exclusive marketing and distribution agreement between the Company and United.

Amended and Restated LLC Agreements of Bellissima Spirits LLC and BiVi LLC

On July 26, 2021, we, and each other member identified therein, including Mr. DeCicco and Rosanne Faltings, our vice president of sales and a member of the Board, entered into an Amended and Restated Limited Liability Company Agreement dated as of July 26, 2021 (the “Bellissima LLC Agreement”) of Bellissima Bellissima. The Bellissima LLC Agreement provides that the manager of Bellissima, currently Mr. DeCicco, may cause Bellissima to make distributions of available cash flow to the members pro rata in accordance with their cash flow ratios, of which we are entitled to 100% of any such distribution of available cash flow. The Bellissima LLC Agreement also provides that the manager shall cause Bellissima to make distributions of net proceeds attributable to certain capital events to members pro rata in accordance with their membership interest percentage, of which we are entitled to 54% of any such distribution of net proceeds and Mr. DeCicco and Ms. Faltings are entitled to 15.34% and 15.33%, respectively. Transfers of membership interests in Bellissima are generally restricted and the Bellissima LLC Agreement provides for preemptive rights, rights of first refusal, and rights of co-sale, in each case, in accordance with the terms and conditions set forth therein.

On July 26, 2021, we, and each other member identified therein, including Mr. DeCicco and Ms. Faltings, entered into an Amended and Restated Limited Liability Company Agreement dated as of July 26, 2021 (the “BiVi LLC Agreement”) of BiVi. The BiVi LLC Agreement provides that the manager of BiVi, currently Mr. DeCicco, may cause BiVi to make distributions of available cash flow to the members pro rata in accordance with their cash flow ratios, of which we are entitled to 100% of any such distribution of available cash flow. The BiVi LLC Agreement also provides that the manager shall cause BiVi to make distributions of net proceeds attributable to certain capital events to members pro rata in accordance with their membership interest percentage, of which we are entitled to 54% of any such distribution of net proceeds and Mr. DeCicco and Ms. Faltings are entitled to 15.34% and 15.33%, respectively. Transfers of membership interests in BiVi are generally restricted and the BiVi LLC Agreement provides for preemptive rights, rights of first refusal, and rights of co-sale, in each case, in accordance with the terms and conditions set forth therein.

Waiver Agreement Relating to Promissory Notes

On July 26, 2021, in connection with the transactions contemplated by the Purchase Agreement, we entered into a waiver agreement (the “Waiver Agreement”), with The Special Equities Opportunity Fund, LLC, Anson Investments Master Fund LP, Joseph Reda and Gregory Castaldo (collectively, the “Lenders”), pursuant to which the Lenders terminated, waived all the terms and provisions of, and forgave and canceled any and all of our obligations provided under, the four original issue promissory notes issued by us to the respective Lenders on each of August 7, 2020, April 16, 2021, and June 7, 2021 (two of the four promissory notes were issued by us on June 7, 2021), in the aggregate principal and interest amount of $100,000, $330,000, $103,333.33 and $143,375, respectively, as partial consideration for the Securities purchased by the Lenders under the Purchase Agreement.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented in this Report not misleading.

Amounts related to disclosure of December 31, 2020, balances within the interim condensed consolidated financial statements were derived from audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 14, 2021.

The financial statements for the three and nine months ended September 30, 2021 include the activity of TopPop for the period from July 26, 2021 (date of acquisition) to September 30, 2021.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding the Company’s results of operations and financial condition for the most recent quarter and full year:

Regarding results from operations for the quarter ended September 30, 2021, we generated revenue of approximately $2,846,000, as compared to revenue of $712,000 for the three months ended September 30, 2020. This $2,134,000 increase in revenue was due primarily to a $2,045,000 increase in sales from our newly acquired TopPop products, as well as a $89,000 increase in sales of our alcohol-related products.

We generated a net loss for the three months ended September 30, 2021, of approximately $3,657,000, as compared to net loss of approximately $1,219,000 for the three months ended September 30, 2020. The net loss for the three months ended September 30, 2021, includes non-cash stock-based compensation expense of approximately $469,000 and expenses associated with the financing and acquisition of TopPop of approximately $2,000,000.

Regarding results from operations for the nine months ended September 30, 2021, we generated revenue of approximately $4,066,000, as compared to revenue of $2,174,000 for the nine months ended September 30, 2020. This $1,892,000 increase in revenue was due primarily to a $2,045,000 increase in sales of our newly acquired TopPop products but was offset by a $153,000 decrease in sales of our alcohol-related products.

We generated a net loss for the nine months ended September 30, 2021, of approximately $6,000,000, as compared to net loss of approximately $2,608,000 for the nine months ended September 30, 2020. The net loss for the nine months ended September 30, 2021, includes non-cash stock-based compensation expense of approximately $850,000 and expenses associated with the financing and acquisition of TopPop of approximately $2,400,000.

Results of Operations for the Three months Ended September 30, 2021 and 2020

Introduction

We had sales of $2,846,437 for the three months ended September 30, 2021, and $712,198 for the three months ended September 30, 2020, an increase of $2,134,239. Our operating expenses were $4,040,691 for the three months ended September 30, 2021, compared to $1,080,336 for the three months ended September 30, 2020, an increase of $2,960,355 or approximately 267%. Our net operating (loss) was ($3,345,342) for the three months ended September 30, 2021, compared to ($637,901) for the three months ended September 30, 2020, an increase of $2,707,441 or approximately 424%. A significant amount of these increases relate to the inclusion of the results of TopPop for the period from July 26, 2021 to September 30, 2021 and are detailed below.

Revenues and Net Operating Loss

Our operations for the three months ended September 30, 2021, and 2020 were as follows:

ICONIC BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2021	2020	Increase / Decrease
REVENUE
Sales	$2,846,437	$712,198	$2,134,239
Cost of goods sold	2,151,088	269,763	1,881,325

Gross Profit	695,349	442,435	252,914

OPERATING EXPENSES
Officers compensation	1,480,340	103,750	1,376,590
Professional and consulting fees	327,093	330,282	(3,189)
Royalties	138,627	133,706	4,921
Investor relations	12,513	(31,392)	43,905
Marketing and advertising	386,385	322,479	63,906
Travel and entertainment	109,167	1,281	107,886
Other operating expenses, including occupancy	1,586,566	220,230	1,366,336
Total operating expenses	4,040,691	1,080,336	2,960,355

Loss from operations	(3,345,342)	(637,901)	(2,707,441)

Other income (expense):
Interest and amortization expense	(452,539)	-	(452,539)
Loss on investment in and receivable from Can B Corp	-	(557,307)	557,307
Other expense, net	(22,708)	-	(22,708)
Total other income (expense)	(475,247)	(557,307)	82,060

Net loss	$(3,820,589)	$(1,195,208)	(2,625,381)

Net (loss) income attributable to noncontrolling interests in subsidiaries	$(163,024)	$23,893	(186,917)

Net (loss) attributable to Iconic Brands, Inc.	$(3,657,565)	$(1,219,101)	(2,438,464)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, the line of Hooters brand products and our ready to freeze (“RTF”) TopPop products. Sales were $2,846,437 for the three months ended September 30, 2021 and $712,198 for the three months ended September 30, 2020, an increase of $2,134,239 or approximately 300%. The increase of $2,134,239 is due primarily to a $2,045,000 increase in sales from our newly acquired TopPop products, as well as a $89,000 increase in sales of our alcohol-related products. In the third quarter of 2021, we agreed in principle to a new licensing agreement with Hooters, subject to execution of the definitive agreement.

Cost of Sales

Cost of sales was $2,151,088, or approximately 75% of sales, for the three months ended September 30, 2021 and $269,763, or approximately 38% of sales, for the three months ended September 30, 2020. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. The significant increase in cost of goods as a percentage of sales, year over year, is due to the change in product mix in 2021 as a result of our TopPop acquisition. Cost of goods for the three months ended September 30, 2021 for our alcohol sales remains at approximately 38%, which is similar to the prior year, while the costs associated with our TopPop acquisition were approximately 95% during the three months ended September 30, 2021, due to significant labor costs and write down of perishable items as the summer production season winds down. The historical cost of goods for TopPop products is approximately 65% and we expect to achieve that margin in future quarters.

Officers Compensation

Officers’ compensation was $1,480,340 for the three months ended September 30, 2021 and $103,750 for the three months ended September 30, 2020. This increase of $1,376,590 was due to the hiring of 4 additional executives and the one-time payment to an officer for the purchase of his interest in United Spirits, which was acquired from such officer as part of the TopPop financing and acquisition transactions.

Professional and Consulting Fees

Professional and consulting fees were $327,093 for the three months ended September 30, 2021 and $330,282 for the three months ended September 30, 2020, a decrease of $3,189. Professional and consulting fees consist primarily of legal and, accounting and auditing services. The decrease of approximately $3,189 from 2020 to 2021 was related to costs in 2020 to pursue an acquisition which was not completed.

Royalties

We expensed royalties of $138,627 for the three months ended September 30, 2021 compared to $133,706 for the three months ended September30, 2020, an increase of $4,921, or 3.6%. Royalties increased due to primarily to an increase in sales of our Bellissima products.

Investor relations

Investor relations expenses were $12,513 for the three months ended September 30, 2021 and were negative $31,392 for the three months ended September 30, 2020. The negative balance in 2020 was a result of certain credits and we expect that spending on Investor Relations will increase over the next year.

Marketing and Advertising

Marketing and advertising expenses were $386,385 for the three months ended September 30, 2021 and $322,479 for the three months ended September 30, 2020, an increase of $63,906 or approximately 19%. The increase is due spending to increase visibility of our products through website design and distributor promotions.

Travel and Entertainment

Travel and entertainment expenses were $109,167 for the three months ended September 30, 2021 and $1,281 for the three months ended September 30, 2020, an increase of $107,886. The increase was a result of limited travel during the three months ended September 30, 2020 due to the COVID-19 environment. During the three months ended September 30, 2021, our personnel attended numerous product development events.

Other Operating Expenses

Other operating expenses were $1,586,566 for the three months ended September 30, 2021 and $220,230 for the three months ended September 30, 2020, an increase of $1,366,336 or approximately 620%. The increase was primarily related to $780,000 of operating cost associated with our acquisition of TopPop and an increase in salary costs of approximately $250,000 due to hiring additional personnel.

Net Operating Income/Loss

We had a (loss) from operations of ($3,345,342) for the three months ended September 30, 2021 and ($637,901) for the three months ended September 30, 2020, an increase of $2,707,441 or approximately 424%. Net operating (loss) increased as set forth above.

Other Income (Expense)

We had Other Expense of $475,247 for the three months ended September 30,2021, primarily due to interest expense of $452,539, compared to Other Expense of $557, 307 for the three months ended September 30, 2020, primarily due to a loss on investment.

Net (income) Loss attributable to Noncontrolling Interests in Subsidiaries

Net income attributable to noncontrolling interests in subsidiaries represented 49% of the net loss of Bellissima and BiVi (of which we own 51%) and is accounted for as a reduction in the net loss attributable to our company. Net (Loss) for the three months ended September 30, 2021 was $56,119 compared to a net income of $23,893 for the three months ended September 30, 2021.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was ($3,657,565) for the three months ended September 30, 2021 and ($1,219,101) for the three months ended September 30, 2020, an increase of $2,438,464 or approximately 200%. The net loss from Iconic Brands increased primarily as a result of the items described above.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Introduction

We had sales of $4,065,884 for the nine months ended September 30, 2021, compared to $2,173,684 for the nine months ended September 30, 2020, an increase of $1,892,200. Our operating expenses were $6,932,029 for the nine months ended September 30, 2021, compared to $3,411,371 for the nine months ended September 30, 2020, an increase of $3,520,658 or approximately 103%. Our net operating (loss) was ($6,138,615) for the nine months ended September 30, 2021, compared to ($2,571,408) for the nine months ended September 30, 2020, an increase of $3,567,207 or approximately 139%. A significant amount of these increases relate to the inclusion of the results of TopPop for the period from July 26, 2021 to September 30, 2021 and are detailed below.

Our operations for the nine months ended September 30, 2021 and 2020 were as follows:

ICONIC BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,
	2021	2020	Increase / Decrease
REVENUE
Sales	$4,065,884	$2,173,684	$1,892,200
Cost of goods sold	2,794,927	850,249	1,944,678

Gross Profit	1,270,957	1,323,435	(52,478)

OPERATING EXPENSES
Officers compensation	1,847,840	311,250	1,536,590
Professional and consulting fees	1,408,425	792,205	616,220
Royalties	345,162	171,254	173,908
Investor relations	212,120	525,448	(313,328)
Marketing and advertising	598,972	597,652	1,320
Travel and entertainment	128,195	20,471	107,724
Other operating expenses, including occupancy	2,391,315	993,091	1,398,224
Total operating expenses	6,932,029	3,411,371	3,520,658

Loss from operations	(5,661,072)	(2,087,936)	(3,573,136)

Other income (expense):
Gain on forgiveness of PPP loan	28,458	-	(28,458)
Interest and amortization expense	(483,293)	-	483,293
Loss on investment in and receivable from Can B Corp	-	(483,472)	(483,472)
Other expense, net	(22,708)	-	22,708
Total other income (expense)	(477,543)	(483,472)	5,929

Net loss	$(6,138,615)	$(2,571,408)	(3,567,207)

Net (loss) income attributable to noncontrolling interests in subsidiaries and variable interest entity	$(138,078)	$37,321	175,399

Net (loss) attributable to Iconic Brands, Inc.	$(6,000,537)	$(2,608,729)	(3,391,808)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, the line of Hooters brand products and our RTF TopPop products. Sales were $4,065,884 for the nine months ended September 30, 2021, and $2,173,684 for the nine months ended September 30, 2020, an increase of $1,892,200 or approximately 87%. The increase of $1,892,200 is due primarily to a $2,045,000 increase in sales from our newly acquired TopPop products, offset by a decrease of $152,800 in sales of our alcohol-related products.

Cost of Sales

Cost of sales was $2,794,927, or approximately 69% of sales, for the nine months ended September 30, 2021, and $850,249, or approximately 39% of sales, for the nine months ended September 30, 2020. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. The significant increase in cost of goods as a percentage of sales, year over year, is due to the change in product mix in 2021 because of our TopPop acquisition. Cost of goods for the nine months ended September 30, 2021, for our alcohol sales remains at approximately 39%, which is similar to the prior year, while the costs associated with our TopPop acquisition were approximately 95% during the nine months ended September 30, 2021, due to significant labor costs and write down of perishable items as the summer production season winds down. The historical cost of goods for TopPop products is approximately 65% and we expect to achieve that margin in future quarters.

Officers Compensation

Officers’ compensation was $1,847,840 for the nine months ended September 30, 2021 and $311,250 for the nine months ended September 30, 2020. This increase of $1,536,590 was due to the hiring of 4 additional employees and the one-time payment to an officer for the purchase of such officer’s interest in United Spirits which was acquired from such officer as part of the TopPop financing and acquisition transactions.

Professional and Consulting Fees

Professional and consulting fees were $1,408,425 for the nine months ended September 30, 2021, and $792,205 for the nine months ended September 30, 2020, an increase of $616,220. Professional and consulting fees consist primarily of legal and, accounting and auditing services. The increase of $616,220 from 2020 to 2021 was related to costs associated with the various acquisition and financing transactions contemplated or completed in 2021.

Royalties

We expensed royalties of $345,162 for the nine months ended September 30, 2021, compared to $171,254 for the nine months ended September 30, 2020, an increase of $173,908, or 102%. Royalties increased due primarily to recognition of a $135,000 minimum royalty due on one of our product lines.

Investor relations

Investor relations expenses were $212,120 for the nine months ended September 30, 2021 and were $525,448 for the nine months ended September 30, 2020. The decrease of $313,328 is primarily due to less spending in 2021; however, we expect our investor relations spending for the remainder of 2021 and full year 2022 will significantly increase following our TopPop acquisition.

Marketing and Advertising

Marketing and advertising expenses were $598,972 for the nine months ended September 30, 2021, and $597,652 for the nine months ended September 30, 2020, an increase of $1,320.

Travel and Entertainment

Travel and entertainment expenses were $128,195 for the nine months ended September 30, 2021, and $20,471 for the nine months ended September 30, 2020, an increase of $107,724. The increase was a result of limited travel during the nine months ended September 30, 2020, due to the COVID-19 environment. During the nine months ended September 30, 2021, our personnel attended numerous product development events.

Other Operating Expenses

Other operating expenses were $2,391,315 for the nine months ended September 30, 2021, and $993,091 for the nine months ended September 30, 2020, an increase of $1,398,224 or approximately 141%. The increase was primarily related to $780,000 of operating cost associated with our acquisition of TopPop and an increase in salary costs of approximately $350,000 due to hiring additional personnel.

Net Operating Income/Loss

We had a (loss) from operations of ($5,661,072) for the nine months ended September 30, 2021, and ($2,087,936) for the nine months ended September 30, 2020, an increase of $3,573,136 or approximately 171%. Net operating (loss) increased as set forth above.

Other Income (Expense)

We had Other Expense of $477,543 for the nine months ended September 30,2021, primarily due to interest expense of $483,293, while we had Other Expense of $483,472 for the nine months ended September 30, 2020, primarily due to a loss on investment.

Net (income) Loss attributable to Noncontrolling Interests in Subsidiaries

Net income attributable to noncontrolling interests in subsidiaries represented 49% of the net loss of Bellissima and BiVi (of which we own 51%) and is accounted for as a reduction in the net loss attributable to us. Net (Loss) for the nine months ended September 30, 2021 was ($138,078) compared to net income of $37,321 for the nine months ended September 30,2021, Prior to the acquisition of TopPop we consolidated the results of United Spirits as a variable Interest Entity in our financial statements. With the acquisition of TopPop, we also acquired United Spirits and the there is no longer a Noncontrolling Interest associated with this entity, as it is now a 100%-owned subsidiary.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was ($6,000,537) for the nine months ended September 30, 2021 and ($2,608,729) for the nine months ended September 30, 2020, an increase of $3,391,808 or approximately 130%. The net loss from Iconic Brands increased primarily because of the items described above.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2021, and September 30, 2020, we had negative operating cash flows. Our cash on hand as of September 30, 2021, was $5,682,650. Our monthly cash flow burn rate for 2021 was approximately $400,000, and our monthly burn rate through the three months ended September 30, 2021 was approximately $800,000. We have strong medium to long term cash needs. We anticipate that these needs will be satisfied through the funding of the second tranche of the equity financing that we entered into on July 26, 2021 until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2021 and December 31, 2020, respectively, were as follows: (Note that there are significant changes to these balances since December 31, 2020, as a result of the acquisition of TopPop and the full Balance Sheet should be reviewed in conjunction with this table).

	September 30,	December 31,
	2021	2020	Change

Cash	$5,682,650	$457,041	$5,225,609
Total Current Assets	12,513,358	1,298,999	11,214,359
Total Assets	54,688,379	1,354,892	53,333,487
Total Current Liabilities	8,941,546	3,183,015	5,758,531
Total Liabilities	$30,418,605	$3,183,015	$27,235,590

Our cash increased $5,225,609 and total current assets increased $11,214,359. Our total current liabilities increased $6,818,200 as our notes payable and operating lease liabilities increased. Our total liabilities increased $27,235,590 as a result of recognition of contingent payments associated with the TopPop acquisition. Our stockholders’ equity increased from a deficit of $(1,828,123) to $24,269,774 due primarily to recognition of certain intangible assets associated with the TopPop acquisition (see full Balance Sheet for comparison).

In order to repay our obligations in full or in part when due, we may be required to raise significant capital from other sources and to execute on our business plans for TopPop. There is no assurance, however, that we will be successful in these efforts. Please see the Risk Factors beginning on page 18.

Cash Requirements

Our cash on hand as of September 30, 2021 was $5,682,650. We anticipate that the funding from financing activities and product sales will be enough to sustain us for the next 12 months.

Sources and Uses of Cash

Operations

Our net cash (used in) operating activities for the nine months ended September 30, 2021 and 2020 was $(4,145,906) and $(1,037,220), respectively, an increase of $3,108,686. The increase in cash used in operations was primarily due to increased operating loss.

Investments

For the nine months ended September 30, 2021 we (used) cash for investing activities of $(4,547,770). This cash was used for the purchase of TopPop and United Spirits. For the nine months ended September 30, 2020, we used cash for investing activities of $19,708 for the purchase of furniture and equipment.

Financing

Our net cash provided from financing activities for the nine months ended September 30, 2021 was $13,919,285 compared to $1,292,390 of cash provided by financing activities for the nine months ended September 30, 2020. The large inflow of cash in 2021 represents the Financing Transaction (detailed herein under “Recent Developments”) on July 26, 2021.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A Risk Factors

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 except as set forth in “Part II. Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021 and as described below. The risk factors described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, in addition to other information set forth below and in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

We face significant risks relating to our recent acquisition.

We recently completed a merger transaction in which TopPop and certain other parties, sold to us and we acquired, all of the issued and outstanding membership interests of TopPop. This recent transformative acquisition involves a number of significant risks and uncertainties that may adversely affect us, including the following:

•	inability to realize anticipated synergies or other expected benefits or cost savings;
•	diversion of financial resources to the new operations or acquired businesses;
•	failure to successfully integrate acquired systems, business processes, policies and procedures;
•	exposure to unknown liabilities and unforeseen costs that were not discovered during due diligence;
•	potential loss of key employees, suppliers or customers;
•	other challenges associated with managing the larger, more complex and integrated combined businesses; and
•	Potential delays in the opening of the new TopPop manufacturing facility due to regulatory and equipment factors, such as late issuance by the State of New Jersey of alcohol manufacturing and licensing approvals or supply chain delays in the delivery of new capital equipment.

If one or more of these risks and uncertainties were to materialize, we could experience reduced sales, higher costs, lower profitability and other adverse impacts to our operations and businesses.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the period from June 30, 2021, to November 15, 2021.

On October 12, 2021, we issued 360,000 shares of restricted common stock to suppliers of the Company

The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, there was no solicitation, and the investors were accredited or sophisticated.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

		Incorporated by Reference
Exhibit No.	Description of Exhibits	Form	Filing Date	Exhibit Number

3.1	Certificate of Amendment to Certificate of Incorporation of Iconic Brands, Inc., dated August 19, 2021.	8-K	September 17, 2021	3.1
4.1	Certificate of Designation of Series A-2 Convertible Preferred Stock.	8-K	July 27, 2021	3.1
10.1	Acquisition Agreement, dated as of July 26, 2021, by and among Iconic Brands, Inc., TopPop LLC, FrutaPop LLC, Innoaccel Investments LLC, and Thomas Martin.	8-K	July 27, 2021	10.1
10.2	Form of Promissory Note, dated as of July 26, 2021, relating to the $4,900,000.00 aggregate principal amount of promissory notes of Iconic Brands, Inc.	8-K	July 27, 2021	10.2
10.3	Form of Pledge Agreement, dated as of July 26, 2021, with Iconic Brands, Inc.	8-K	July 27, 2021	10.3
10.4	Form of Securities Purchase Agreement, dated as of July 26, 2021, by and among Iconic Brands, Inc. and the signatories thereto.	8-K	July 27, 2021	10.4
10.5	Form of Common Stock Purchase Warrant, dated as of July 26, 2021, by and among Iconic Brands, Inc. and the signatories thereto.	8-K	July 27, 2021	10.5
10.6	Form of Registration Rights Agreement, dated as of July 26, 2021, by and among Iconic Brands, Inc. and the signatories thereto.	8-K	July 27, 2021	10.6
10.7	Form of Exchange Agreement, dated as of July 26, 2021, by and among Iconic Brands, Inc. and the signatories thereto.	8-K	July 27, 2021	10.7
10.8	Form of Lock-Up Agreement, dated as of July 26, 2021, by and among Iconic Brands, Inc. and the signatories thereto.	8-K	July 27, 2021	10.8
10.9	Exchange Agreement, dated as of July 26, 2021, by and between Iconic Brands, Inc. and Richard DeCicco, as holder of the Iconic Brands, Inc.’s one (1) issued and outstanding share of Series A Preferred Stock.	8-K	July 27, 2021	10.9
10.10	Securities Purchase Agreement, dated as of July 26, 2021, by and between Iconic Brands, Inc. and Richard DeCicco, as owner of one hundred percent (100%) of the issued and outstanding capital stock of United Spirits, Inc.	8-K	July 27, 2021	10.10
10.11	Amended and Restated Limited Liability Company Agreement of Bellissima Spirits LLC, dated as of July 26, 2021.	8-K	July 27, 2021	10.11
10.12	Amended and Restated Limited Liability Company Agreement of BiVi LLC, dated as of July 26, 2021.	8-K	July 27, 2021	10.12
10.13	Redemption Agreement, dated as of July 26, 2021, by and between Iconic Brands, Inc. and Jason DiPaola, dated as of July 26, 2021.	8-K	July 27, 2021	10.13
10.14	Redemption Agreement, dated as of July 26, 2021, by and between Iconic Brands, Inc. and 32 Entertainment LLC.	8-K	July 27, 2021	10.14
10.15	Waiver Agreement, dated as of July 26, 2021, by and among Iconic Brands, Inc., The Special Equities Opportunity Fund, LLC, Anson Investments Master Fund LP, Joseph Reda, and Gregory Castaldo.	8-K	July 27, 2021	10.15
10.16	Employment Agreement, dated as of July 26, 2021, by and between Iconic Brands, Inc. and Richard DeCicco.	8-K	July 27, 2021	10.16
10.17	Employment Agreement, dated as of July 26, 2021, by and between Iconic Brands, Inc. and Roseann Faltings.	8-K	July 27, 2021	10.17
10.18	Employment Agreement, dated as of July 26, 2021, by and between Iconic Brands, Inc. and Larry Romer.	8-K	July 27, 2021	10.18
10.19	Employment Agreement, dated as of July 26, 2021, by and between Iconic Brands, Inc. and David Allen.	8-K	July 27, 2021	10.19
10.20	Employment Agreement, dated as of July 26, 2021, by and between Iconic Brands, Inc. and John Cosenza.	8-K	July 27, 2021	10.20
31.1	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iconic Brands, Inc.

Dated: November 22, 2021	By:	/s/ Larry Romer
Larry Romer
	Its:	Chief Executive Officer

Dated: November 22, 2021	By:	/s/ David Allen
David Allen
	Its:	Chief Financial Officer

