Form 10-K
period 2021-12-31
Iconic Brands, Inc.
filed 2022-06-15
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (631) 464-4050

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2021 was $6,228,000 based upon the closing price of the registrant’s common stock of $0.40 on the OTCQB as of that date.

As of June 13, 2022, there were 97,086,968 shares of common stock, par value $0.001, issued and outstanding.

 ICONIC BRANDS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Iconic,” “we,” “us,” and “our” refers to Iconic Brands, Inc. and its subsidiaries.

ITEM 1. BUSINESS

Overview

Iconic Brands, Inc (“we,” “us,” “our,” “Iconic” or the “Company”) is engaged in the development and sale of alcohol and non-alcohol brands that are “better-for-you” (“BFY”) and “better-for-the-planet”. TopPop, our wholly owned subsidiary, produces low calorie, “ready to go” products, ready-to-freeze (“RTF”) products and ready-to-drink (“RTD”) products in sustainable, flexible and stand-up pouch packaging. TopPop is also a leader in the “cocktails-to-go” pouches and alcohol ice-pop market. Our brands include “Bellissima” by Christie Brinkley, a premium BFY collection of Prosecco, Sparkling Wines, and Still Wines, all certified vegan and made with organic grapes. Bellissima is strategically positioned with its Zero Sugar Wines. We operate in multiple states, sell and distribute across the globe and have Fortune 500 customers that include some of the world’s largest alcohol beverage companies and brands. United Distributors, Inc., (“United”) is our 100% owned subsidiary which sells our Bellissima, Bella, Sonja Sangria and other alcohol beverages to state distributors. United holds all applicable state and federal licenses in order to sell these products to state distributors in accordance with the United States three tier distribution platform.

We have expertise in developing, from product inception to wholesale distribution or direct to consumer through the QVC distribution channel, and in branding alcohol beverages for our company and for third parties. We market and place products into national distribution through long-standing industry relationships approximately 45 national or regional alcoholic beverage distributors. We currently market and sell the following product lines:

•

Bellissima Prosecco – these products comprise a line of all-natural and vegan Prosecco and Sparkling Wines made with organic grapes, including a Zero Sugar, Zero Carb option, a DOC Brut and a Sparkling Rose. The Bellissima line of Prosecco and Sparkling Wines includes two new flavor profiles, a Zero Sugar/Zero Carb Sparkling Rose and a Rose Prosecco;

•	Bellissima Zero Sugar Still Wines – this line of five still wines was launched in March 2022 and are certified vegan and are made with organic grapes.

•

Bella Sprizz Aperitifs - these products comprise a line of aperitifs consisting of three different expressions, a classic Italian aperitif, an all-natural elderflower aperitif and a classic Italian bitter;

•	Ready-to-Freeze and Ready-to-Drink Alcoholic Products – these products are currently produced under contract for third-party national and regional brands and for our Boozy Pops® product line; and

•	BiVi Vodka – a celebrity-branded vodka that we have sold since 2018 under the brand “BiVi 100 percent Sicilian Vodka” and which currently does not represent a material portion of our sales.

In addition, we develop and market private label spirits for established domestic and international chains.

As a result of our July 2021 acquisition of 100% of the equity of TopPop, we are now a vertically integrated company for the development, production and distribution of alcoholic brands. TopPop is a premier product development, contract manufacturing and packaging company that specializes in flexible packaging applications in the food, beverage and health categories. It has the federal and state licenses necessary to manufacture and blend malt, wine and spirits-based products. In June 2020, TopPop opened a 27,000-square-foot FDA-approved manufacturing facility in Marlton, New Jersey with a Safe Quality Food certification. In September 2021, TopPop leased an additional 65,000 square feet facility for manufacturing in Pennsauken, New Jersey. Construction is now complete, and the facility reached full-scale production capability at the end of March 2022. The facility includes approximately $4 million of high-speed packaging equipment and is expected to triple our production capacity.

For its first product line, TopPop identified the single serve, RTD and RTF as ripe for product and packaging innovation. TopPop introduced an alcohol-infused ice pop in June 2020 and began marketing the concept to major alcohol companies. In addition, it developed its own product line trademarked under the name BoozyPopz® which is expected to be sold through e-commerce platforms and wholesaled directly to sports and entertainment venues. TopPop manufactured approximately 8 million ice pops from its launch in June 2020 through December 31, 2020 and manufactured approximately 42 million ice pops during the year ended December 31, 2021. TopPop has also developed a pipeline for the single serve, RTD alcohol cocktail market and anticipates launching a line of products in this market in 2022. TopPop designs and markets flexible packaging for its RTD and RTF products with formulations that are low calorie and contain healthy and natural ingredients. With the planned opening of TopPop’s new facility at the end of the first quarter of 2022, we expect to have the capacity to manufacture over 150 million units in 2022.

We believe TopPop brings to us additional synergies and opportunities for cross-promoting new and existing products to a broader customer base and better positions our company to establish and support our brands and to create sustainable packaging solutions to the consumable goods market. We believe our focus on lifestyle branding and the rising “Better-for-You,” “Better-for-the-Planet” consumer categories has made us a leader in developing celebrity brands worldwide, such as our Bellissima Prosecco by Christie Brinkley. Our mission is to be an industry leader in the brand development, marketing and sales of alcoholic beverages and related products by capitalizing on our ability to procure products from around the world and to develop unique and innovative packaging to create brand and product line extensions. We plan to leverage our relationships to add value to our products and to create brand awareness in unbranded niche categories.

Segments

The Company has two reportable segments: the development and sale of alcohol and non-alcohol brands that are BFY and “better-for-the-planet” (Branded Beverages segment) and the packaging of low calorie, “ready to go” products, RTF products and RTD products in sustainable, flexible and stand-up pouch packaging. See Note 15 – Segment Reporting.

Brands and Products

Bellissima Prosecco, Bellissima Sparkling Wines and Bellissima Still Wines

We market and sell a line of all-natural and vegan prosecco, sparkling wines and still wines made with organic grapes. The prosecco and sparkling wines include two zero sugar options, a zero carb glera grape option, and a zero sugar, zero carb rose option. Our line of sparkling wine also includes a DOC Brut and a sparkling rose, as well as a DOC pink prosecco. Our zero sugar and less-than-one-gram of carbs still wine collection currently consists of a cabernet sauvignon, a chardonnay, a pinot grigio, a rose and a merlot. We market and sell these products under the Bellissima brand name pursuant to a license agreement entered into between our Bellissima Spirits LLC (“Bellissima Spirits”) subsidiary, and Christie Brinkley, Inc., an entity owned by supermodel and entrepreneur Christie Brinkley (“CBI”), on November 12, 2015, which agreement was amended on June 30, 2017 and further amended on April 22, 2022 (as amended, the “Bellissima Agreement”). During her career, Christie Brinkley has appeared on over 500 magazine covers worldwide, served as a spokeswoman for CoverGirl, and performed on Broadway, in television and in film.

The Bellissima products are produced at a winery located in Treviso, Italy. Bellissima’s winery partners manage the procurement of all raw materials required to produce a finished product of the Bellissima sparkling wine and still wine collections.

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

Sonja Productions LLC

We have signed a brand licensing agreement (the “Sonja Agreement”) with Sonja Productions LLC, a company owned by Sonja Morgan (“Sonja Productions”), pursuant to which we obtained the exclusive right to use certain of Sonja Productions’ intellectual property in connection with the marketing, distribution and sale of red sangria using Sonja’s name, image, signature and likeness in connection therewith. Pursuant to the Sonja Agreement, we will pay Sonja Productions a royalty of 10% of the net sales of all products sold during the term of the Sonja Agreement, including direct-to-consumer sales.

Private Label Manufacturing and Distribution

In addition to developing celebrity brands, we develop and supply products for national restaurant chains, consumer good companies, and national retailers with high-quality, private label products through our designated in-market wholesalers. We believe that private labeling presents a significant opportunity for growth of our business. We provide full-service, turnkey private labeling-enabled expertise in product sourcing, product development, brand development, marketing and distribution.

We previously marketed and sold a line of private-label premium spirits under the Hooters brand, including vodka, gin, rum (dark & light), tequila (silver & gold), American Whiskey and Hooters Heat Cinnamon Whiskey. Currently, we are in the process of developing a Hooters product that will be produced by TopPop, pursuant to an amended agreement.

TopPop is also launching its own brand of RTF products under the name BoozyPopz® using an e-commerce distribution channel.

Flexible Packaging

Our recently acquired TopPop subsidiary specializes in flexible packaging for alcohol products as an alternative to cans and bottles. We believe the trend in beverage, liquid and lotion packaging has been to move away from bottles and cans and toward flexible stand-up pouches. In particular, beverage brands continue to develop packaging with the objective of accentuating the entire experience of the consumer associated with holding, opening, drinking, and enjoying beverages. We believe flexible packaging offers numerous benefits in the marketing, packaging and distribution of alcohol. In addition, we believe flexible, stand-up pouches create design opportunities to have the package stand out and appeal to consumers.

The key advantages of flexible packaging over cans and bottles for alcohol products include the following:

•	Barrier Protection - Barrier material used in specialized alcohol pouches provides an oxygen barrier with a longer shelf life.

•	Product Differentiation - Disruptive marketers can use standout packaging formats to differentiate themselves from long-established brands in traditional containers. New pouches developed specifically for the alcohol sector can provide greater stability and offer better shelf presence in stores.

•	Millennial and Gen Z Appeal - Flexible packaging has been shown to appeal to millennials and Gen Z’ers due to the increased portability and reduced weight.

•	Sustainability - Pouches offer an estimated 80-85% reduction in carbon footprint compared to glass. Pouches also compare favorably compared to cans, as they easily can be flattened and recycled after the liquid is consumed, unlike cans, which must be crushed and recycled in trash cans or recycling bins.

•	Supply Chain Efficiency - Reduced packaging material also has a ripple effect on the supply chain, with less space needed to store and transport the product, which improves total supply chain efficiencies and costs.

TopPop also has other initiatives in place regarding recycling for its product packages and continues to work with vendors toward increasingly sustainable solutions.

Industry Overview

According to Statista, a leading research firm for a number of consumer goods markets, the U.S. alcoholic beverages market was valued at approximately $255 billion in 2021 and is expected to grow by 5.92% annually between 2021 and 2025. Recent market data shows that from 2011 to 2019, sales increased by 30%, with an average increase of roughly 4.3% annually. Much of this growth is attributed to a shift toward spirits; the sales of the spirits category have increased substantially since 2018, averaging over 13% sales growth per year.

According to Euromonitor International, a leading provider of global business intelligence, market analysis and consumer insights, in 2019, the “high end” and “super premium” categories experienced larger sales growth than the “premium” and “value” categories. Within the wine category, there has been a shift in consumer behavior towards Sparkling Wine and Rosé. Prosecco and Sparkling Rosé in particular have seen high growth rates.

This shift in consumer behavior toward premium offerings, sparkling wines and seeking new experience continued in 2020 and is forecast to continue in the next years. Despite a challenging COVID-19 environment, the alcohol e-commerce industry is seeing continued growth. According to IWSR, a leading source of data and research on the global beverage alcohol market, U.S. alcohol e-commerce approached approximately $5.6 billion in 2020, up from roughly $3 billion in 2019. This growth was largely driven by the omni-channel segment as supermarkets and traditional retailers have sought to rapidly enhance their online offering.

According to Euromonitor Internationals, starting in 2021, the alcoholic drinks market will begin to recover after the pandemic effect on 2020 sales. Spirits are expected to see a return to positive growth in 2021. Compared to previous years, more consumption occasions will remain in the home, and e-commerce sales will continue growth. Within the wine category, sparkling wine is expected to record the highest total volume compound annual growth rate (CAGR), signaling that this category will be well positioned for recovery post-COVID-19.

According to Beverage Daily, new young consumers are looking for ethical brands that address causes they care about, which often includes the planet, animals welfare and social inclusivity, among others.

In addition, the direct-to-consumer channel is predicted to grow by nearly $3 billion in value between 2019 and 2024, at a CAGR of 24% over the five-year period, according to IWSR.

RTF adult ice pops and RTD single-serve cocktails are a fast-growing segment in the alcohol beverage industry and have grown in popularity in recent years. According to Grand View Research, the global RTD cocktails market size was valued at over $700 million in 2020 and is expected to grow at a CAGR of 12% from 2021 to 2028.

Currently, the celebrity-branded alcoholic beverage industry is a largely consolidated industry, in which the largest companies control a significant portion of industry revenues. This includes existing distillery companies that use their own liquor and parent brands to promote their products. These companies have a significant advantage over smaller industry participants because they already have large bottling facilities and established brands.

Industry market share has also increased slightly during recent years as larger companies acquired smaller firms. For example, Sammy Hagar sold an 80% stake to Gruppo Campari for $80 million, Bethenny Frankel sold her Skinny Girl Cocktail brand to Fortune Brands’ Beam Global for an estimated $100 million in 2011, and George Clooney sold his tequila company to Diageo for approximately $1 billion.

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

Sales and Marketing

We intend to utilize the strength of our management team and industry consultants to focus on brands that will consistently meet the needs of customers and consumers around the world. We aim to gain brand loyalty by partnering with well-known celebrities and/or national chains, such as we have with Christie Brinkley and Sonja Morgan, and have in the past with Chase Elliott and Hooters. We also intend to engage in targeted and national advertising and promotional campaigns, host celebrity and other sponsored events, and to offer distribution incentives. We hope to attain national exposure in order to drive both awareness and sales of our products in their markets. In addition, we expect that on and off-premise promotions, led by our sales management team, will pay off in increased awareness and higher sales.

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

•

In 2021, Bellissima participated in a “One Tree Planted” campaign, in which it donated a tree for every bottle of Bellissima that was sold, to help the fire torn regions in California. Through Bellissima’s partnership with One Tree Planted, it helped plant 10,000 trees in California.

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

•	We have in the past also supported the rollout of the Hooters product line with marketing initiatives to help raise awareness of the brand, both inside and outside of the Hooters restaurants, which included event launches, contests and giveaways, such as an autographed Chase Elliott No. 9 Hooters Spirits Chevy Camaro ZL1 diecast giveaway.

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

TopPop has engaged a major marketing agency to promote its RTD and RTF products in flexible packaging to sports and entertainment and venues.

Finally, we engage in direct-to-consumer (DTC) sales events, such as sales through QVC and websites.

Production and Suppliers

Bringing a wine brand to market involves several stages, including name choice, bottle selection, label or print design, raw material procurement, bottle-filling, and bottle packaging in various configurations for shipment. Labelling can have a large impact on consumers’ purchasing practices. We conduct market research to validate the consistency of our wine labels with our brand narrative. Packaging also continues to be a key driver of brand perception. For our traditional bottling, we often seek shapes or forms that are unique and will add value to our brand awareness in the marketplace. We are exploring “active lifestyle packaging” alternatives to traditional bottling that provides an opportunity for our customers to enjoy our “Better for You” and “Better for the Planet” wine products in non-traditional settings, including bottles with screw-off caps, aluminum cans, and smaller size bottles and cans that can be taken on-the-go and are ideal for in-store point of purchase sales, and through our TopPop subsidiary, pouches and other non-traditional packaging.

All of our wine products are developed and produced by a premier certified grower of organic grapes that is located in the Veneto region of Italy. This arrangement has allowed us to commence our operations and to build our wine brands without having to incur the considerable overhead costs involved with the purchase or full-time lease of a production facility. Under our arrangement with our winery partner, we are actively involved in the development and production of each product category within each brand. To achieve unique flavor profiles for our brands, including for the development and production our Prosecco, Sparkling Wines and newly-released Still Wines, we collaborate with our wine maker, which has substantial expertise in blending wines with unique profiles. . Once the final profile is approved and quality control standards are met, our winery partner produces the liquid in bulk and using unique production practices, bottles our wines for export to the United States and several international markets. This process includes the bulk production of the “juice” and the bottling of the product and packaging into cases configured to our specifications.

Our relationship with our winery partner reduces our internal overhead expenses and allows us to benefit from that company’s increased purchasing power. Our winery provides these services on a purchase order basis, which are subject to the parties’ mutual agreement. This agreement outlines the schedule for placing orders, the responsibility and schedule for delivery of production materials, procedures for establishing the wine bottling date and delivery date. We have an open credit line with our winery partner and we provide payment via wire transfer in Euros. From time to time, we may provide an advance payment for the procurement of materials that we refer to as “dry goods”, such as the caps, corks, bottles, cartons and all other materials required to produce the finished product. If there is an opportunity to secure extra “juice,” we have the ability to purchase it by providing advance payment. We maintain approval rights for all components and finished products throughout the process.

The ability and willingness of our winery partner to supply and provide services to us pursuant to purchase orders may be affected by competing orders placed by other companies, the demands of those companies or other factors. If our winery partner becomes unable or unwilling to supply and provide services to us, we believe we can obtain comparable supplies and services from alternative suppliers. However, there can be no assurance that alternative suppliers will be available when required on terms that are acceptable to us, or at all, or that alternative suppliers will allocate sufficient capacity to us in order to meet our requirements. Given our long-standing relationships with our winery partner, we believe we have the ability to receive certain preferences over its other customers.

Our TopPop manufacturing and packaging operation purchases the alcohol for its products from various bulk alcohol suppliers in the United States. In addition, a number of TopPop’s largest customers purchase and deliver the alcohol required to manufacture clients’ products to our licensed TopPop facility, given their bulk purchasing capabilities. TopPop also purchases various other raw materials including, but not limited to cartons, liquid and labels. We generally purchase these raw materials from multiple suppliers and historically have not experienced significant shortages.

Intellectual Property

We strive to protect the reputation of our brands. We establish, protect and defend our intellectual property in a number of ways, including through employee and third-party nondisclosure agreements, copyright laws, domestic and foreign trademark protections, intellectual property licenses and social media and information security policies for employees. We have been granted 11 trademark registrations in the United States, and we have filed, and expect to continue to file, trademark applications seeking to protect any newly-developed brands.

We also rely on, and carefully protect, proprietary knowledge and expertise, including the sources of certain supplies, formulations, production processes, innovation regarding product development and other trade secrets necessary to maintain and enhance our competitive position.

Bellissima Agreements

We market and sell our Bellissima Prosecco and Sparkling Wine products under a license granted by the Bellissima Agreement. Under the Bellissima Agreement, we were granted the right to use Christie Brinkley’s endorsement, signature and other intellectual property in connection with the sale of the products. We have agreed to guarantee certain of the obligations of Bellissima Spirits under the Bellissima Agreement and to indemnify CBI and Christie Brinkley against third-party claims.

Pursuant to the Bellissima Agreement, Bellissima Spirits is obligated to pay CBI a royalty fee equal to 10% of the monthly gross sales (12.5% for sales in excess of defined Case Break Points) of Bellissima branded products payable monthly. CBI has the right to terminate the endorsement if Bellissima Spirits fails to sell as least 20,000 cases each year. In addition, upon a liquidity event of either Bellissima Spirits or our company, CBI is entitled to 22.5% of, in the case of a liquidity event of Bellissima Spirits, the net proceeds generated from such liquidity event, or in the case of a liquidity event of our company, an amount equal to 22.5% of the appraised value of Bellissima Spirits. For purposes of such agreement, the term “liquidity event” means generally, any of the following:

•	a sale of all or substantially all of the assets of Bellissima Spirits or our company;

•	a change of control of Bellissima Spirits or our company;

•

a sale of equity following which the members of Bellissima Spirits or the stockholders of our company, immediately prior to such transaction do not own, immediately following such transaction, a majority of the voting and economic rights in Bellissima Spirits or our company; or

•

a merger, consolidation or similar transaction involving Bellissima Spirits or our company, following which the members of Bellissima Spirits or the stockholders of our company, immediately prior to such transaction do not own, immediately following such transaction, a majority of the voting and economic rights in Bellissima Spirits or our company.

On April 22, 2022, pursuant to an amendment to the Bellissima Agreement, we agreed to grant CBI options to purchase 1,500,000 shares of common stock (the “CB Options”). The exercise price per share of the CB Options will be equal to the fair market value of our common stock on the date the CB Options are granted, as determined in good faith by our board of directors. The CB Options will vest in equal quarterly installments over two years.

On October 23, 2019, United entered into a Marketing and Order Processing Services Agreement (the “Marketing Agreement”) with QVC, Inc. (“QVC”) pursuant to which United granted to QVC an exclusive worldwide right to promote the Bellissima Spirits products through direct response television programs. The initial license period commenced on October 23, 2019 and expires on December 4, 2021. Unless either party notifies the other party in writing at least 30 days prior to the end of the initial license period or any renewal license period of its intent to terminate the Marketing Agreement, the license continually renews for additional two-year periods. The Marketing Agreement provides for United’s payment of “Marketing Feed” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time.

Our Bellissima product line is owned by Bellissima Spirits, of which we, Mr. DeCicco, Ms. Faltings and an unaffiliated third party are members. Pursuant to the Bellissima Spirits Operating Agreement, upon a liquidity event of Bellissima Spirits, each of Mr. DeCicco, Ms. Faltings and the unaffiliated third party are entitled to 15.34%, 15.33% and 15.33%, respectively, of the net proceeds of such liquidity event, with us receiving the balance of such net proceeds. On April 15, 2022, we entered into a Second Amended and Restated Limited Liability Company Agreement of Bellissima Spirits, which provides that upon (i) a sale of all or substantially all of our assets, (ii) a change of control of us, (iii) a sale of equity following which our shareholders immediately prior to such transaction do not own, immediately following such transaction, a majority of the voting and economic rights in us, or (iv) a merger, consolidation or similar transaction involving us, each of Mr. DeCicco, Ms. Faltings and the unaffiliated third party will be entitled to sell their interests in Bellissima Spirits to us in exchange for the value of the equity interest in Bellissima Spirits that they would have received upon the sale of Bellissima Spirits, which value will be determined by an independent third-party appraiser.

Distribution

Private Label

Prior to our acquisition of United in July 2021, we marketed and sold our private label Hooters products pursuant to a marketing and distribution agreement entered into between us and United, effective as of April 1, 2019. Under such agreement, we had been granted the right to market and distribute the Hooters Spirits products line to (a) “Hooters” branded restaurants; (b) liquor distributors; and (c) off-premise, retail establishments (with all sales being made through distributors licensed to conduct business in the state of such sale) in the United States, Europe and Asia for a period of five years. The agreement provided for United to receive a fee of $1.00 per case of product sold to any wholesaler for retailer distribution.

United obtained the rights to manufacture, market, distribute and sell certain alcoholic products bearing the Hooters trademarks in North America, Europe, Asia and Australia pursuant to a brand licensing agreement that it had entered into with Hooters on July 23, 2018 (the “Hooters Agreement”). Pursuant to the Hooters Agreement, United was granted a non-exclusive license to use the “Hooters” trademarks to manufacture, market, distribute and sell certain alcoholic products bearing the Hooters trademarks in North America, Europe, Asia and Australia for a period that expired on December 31, 2020. Under the Hooter’s Agreement, United paid Hooters an advance of $30,000, and agreed to pay royalties to Hooters of 6% of net sales (as defined) of all products during the term. In addition, the agreement also provided for United’s payment of a marketing contribution equal to 2% of the prior year’s net sales of the licensed products. If United failed to spend the required marketing contribution in any calendar year, the deficiency would be paid to Hooters. In November of 2021, we amended the contract with Hooters, which, among other items, would allow for TopPop to produce a ready to drink product line and would discontinue the sale of the branded alcohol products.

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

TopPop is currently in negotiations with global alcohol beverage companies, including two of the five largest beer producers in the world, to license some of their brands for use by TopPop in the development and sale of new RTD and RTF products.

We have registered trademarks in the United States associated with our BiVi and Bella Sprizz brands or products. In addition, Richard DeCicco, our Chairman of the Board and President, owns the rights to a trademark depicting an image of the Botticelli Venus that is used on certain or our Bellissima and Bella Sprizz products. We use that trademark with the permission of Mr. DeCicco.

Our other brands, such as Bellissima Prosecco and Sparkling Wines or Hooters branded spirits, are either protected under trademarks owned by the licensors or under common law use, and we use them with the licensors’ permission pursuant to the agreements that we or our subsidiaries have entered into with them.

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

As TopPop products are relatively new in the marketplace, there is not yet significant competition in the manufacturing and sale of such products to or for the account of third parties. We expect competition to intensify with the expected increase in the popularity of RTD and RTF products in flexible packaging.

Governmental Regulation of the Wine and Spirits Industry

The production and sale of malt, wine and spirits is subject to extensive regulation by the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau and state liquor commissions and agencies.

In addition, most states in which our products are sold impose varying excise taxes on the sale of alcoholic beverages. Prompted by growing government budget shortfalls and public reaction against alcohol abuse, government entities often consider legislation that could potentially affect the taxation of alcoholic beverages. Excise tax rates being considered are often substantial. The ultimate effects of such legislation, if passed, cannot be assessed accurately. Any increase in the taxes imposed on our products can be expected to have a potentially adverse impact on overall sales of such products. However, the impact may not be proportionate to that experienced by distributors of other alcoholic beverages and may not be the same in every state.

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

We possess the import/supply tier licensing as well as the required licenses in the states in which we sell alcoholic beverages to the wholesale tier. Prior to our recent acquisition of United, we had contracted with United to facilitate the sales of our products using the licensing United has in place. This is a common third party provider relationship in the United States alcohol beverage business.

We contract with Dan-Kay International (an entity controlled by Richard DeCicco) for warehousing services for the alcohol beverage products that come to rest in the United States. Dan-Kay maintains a required New York State warehousing license. This license has a level allowing the third-party warehousing classified as “product of others.”

Employees

As of December 31, 2021, we employed 41 full-time employees and 8 consultants. Of our full-time employees at that date, 12 were in corporate administration, 8 were in marketing and sales, 21 were in production and distribution. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

BiVi LLC was organized under the laws of the State of Nevada on May 4, 2015 and Bellissima Spirits LLC was organized under the laws of the State of Nevada on November 23, 2015.

On July 26, 2021, we acquired 100% of the equity of TopPop LLC, a limited liability company organized under the laws of the State of New Jersey on September 5, 2019.

Availability of Certain Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act are available free of charge on our website, www.iconicbrandsusa.com, as soon as reasonably practicable after the electronic filing of such reports with the Securities and Exchange Commission.

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

Risk Factors Related to the Business of the Company

We face significant risks relating to our recent acquisition.

Our recent acquisition of TopPop involves a number of significant risks and uncertainties that may adversely affect us, including the following:

•	our inability to realize anticipated synergies or other expected benefits or cost savings;

•	the diversion of financial resources to the new operations or acquired businesses;

•	our failure to successfully integrate acquired systems, business processes, policies and procedures;

•	our exposure to unknown liabilities and unforeseen costs that were not discovered during due diligence;

•	the potential loss of key employees, suppliers or customers;

•	potential delays in the opening of the new TopPop manufacturing facility due to regulatory and equipment factors, such as late issuance by the State of New Jersey of alcohol manufacturing and licensing approvals or supply chain delays in the delivery of new capital equipment;

•	wars (such as the recent outbreak of hostilities between Russia and Ukraine), pandemics, weather and natural or man-made disasters; and

•	other challenges associated with managing the larger, more complex and integrated combined businesses.

If one or more of these risks and uncertainties were to materialize, we could experience reduced sales, higher costs, lower profitability and other adverse impacts to our operations and businesses.

We have a history of losses, and may not achieve or maintain profitability in the future.

We have a history of losses and have historically raised capital to meet our needs. Our net losses for the years ended December 31, 2021 and 2020 were $10,463,994 and $3,571,602, respectively, and our accumulated deficit as of December 31, 2021 was $36,961,344. We may sustain losses in the future as we continue to implement our business plan, and there can be no assurance that we will ever generate sufficient revenues to maintain profitability in the future.

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

We rely on one supplier for the production and supply of our wine products

All of our wine products are produced and supplied by one supplier.  While we work closely with this supplier in the development and production of our wine products, we have no long-term agreement with this supplier for the development, production or purchase of products, and our products are developed, produced and acquired by us from this supplier only through purchase orders that are negotiated on a case-by-case basis. At the current time, we have ordered, and our supplier has agreed to produce, our currently estimated needs through the end of 2022. However, if our supplier is unwilling or unable to supply to us the wine products we market and sell in the quantities we require, or at all, or otherwise elects to terminate its business relationship with us, we may not be able to obtain alternative products from other suppliers on acceptable terms, in a timely manner, or at all, and our business may be materially and adversely impacted. We do not currently have any alternative suppliers from which we can obtain the quality or quantity of wine products.

Further, any increase in distribution prices, increase in the prices charged by our single supplier or failure to perform by the supplier could cause our costs to increase or could cause us to experience short-term unavailability of our wine products. Failure to identify an alternate source of supply for these products may result in significant cost increases and an inability to provide our wine. If these events occur, it may reduce our profitability or may cause us to increase our prices. In addition, any material interruptions in our supply chain, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales, which could harm our business, financial condition and results of operations and may have a material adverse impact on our business.

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

•

Our inability to meet our consumers’ and customers’ needs and achieve costs targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or purchased finished goods, logistics, reduction or loss of workforce due to the insufficiency or failure of our safety protocols, or other manufacturing and supply capability;

•

Failure of third parties on which we rely, including our suppliers, bottlers, distributors, contract manufacturers, contractors, commercial banks and external business partners, to meet their obligations to us or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties; or

•

Significant changes in the conditions of the markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party bottlers, distributors, partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products.

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

We face risks related to our inventory, and if we fail to accurately predict demand for our products, we may face write-downs or other charges.

We are exposed to inventory risks that may adversely affect our operating results as a result of new product launches, changes in product cycles and pricing, limited shelf-life of certain of our products, changes in consumer demand, and other factors. Demand for our products can change significantly between the time of production and the date of sale. If we are unable to accurately predict the demand for our products, we may face write-downs or other charges, which could have a material adverse effect on our business or operations.

Disruptions in our supply chain could have a substantial adverse impact on our ability to produce our products and the cost of our raw materials.

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

Our business depends upon consumers’ consumption of our wine and spirits brands. Consumer preferences and tastes may shift due to, among other reasons, changing taste preferences, demographics or perceived value. Consequently, any material shift in consumer preferences and taste away from our, wine and spirits brands could have a negative impact on our business, liquidity, financial condition and/or results of operations. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, public health policies, and changes in leisure, dining and beverage consumption patterns. A limited or general decline in consumption of our products could occur in the future due to a variety of factors, including:

•	a general decline in economic or geopolitical conditions;

•	concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•	a general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from stricter laws relating to driving while under the influence of alcohol;

•	the increased activity of anti-alcohol groups;

•	increased federal, state, provincial and foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

•	inflation; and

•	wars (such as the recent outbreak of hostilities between Russia and Ukraine), pandemics, weather and natural or man-made disasters.

Our wine products face significant competition which could adversely affect our business.

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

Our business is dependent not only on securing new customers but also on maintaining current customers. One of our customers, QVC, Inc., accounted for approximately 32% of our sales for the year ended December 31, 2021. At December 31, 2021, QVC, Inc., accounted for an aggregate of approximately 21% of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by one or more of these significant customers may negatively impact our cash flow and current assets.

Any changes to our relationship with QVC or retail outlets may have a material adverse effect on our business.

For the year ended December 31, 2021, we had direct response sales of approximately $1,600,000 million, respectively, which represented almost all of our direct to consumer sales for the year. These sales were made pursuant to the Marketing Agreement between United and QVC, which currently extends through December 4, 2021. Our agreements with other direct retail partners are informal and therefore subject to change. If the Marketing Agreement is terminated, one or more of the direct retail partners chose to purchase fewer products, or we are forced to reduce the prices at which we currently sell our products, our sales and profits would be reduced and the business would be harmed.

We may engage in strategic transactions that fail to enhance shareholder value.

From time to time, we may consider possible strategic transactions, including potential acquisitions or licensing of products or technologies or acquisition of companies, and other alternatives with the goal of maximizing shareholder value. If we do complete a strategic transaction, implementation of such transaction may impair shareholder value or otherwise adversely affect our business. There can be no assurance that our acquisitions will perform as expected in the future. For example, we may be unable to successfully integrate the operations of and/or the acquired assets of the businesses we acquire into our operations and we may not realize the anticipated efficiencies and synergies of such acquisitions. In addition, acquisitions require significant managerial attention, which may be diverted from our other operations. If the businesses or products we acquire do not achieve their intended results, our business, financial condition, and results of operations could be materially and adversely affected.

We may not be successful in hiring and retaining key employees, including executive officers.

Our future operations and successes depend in large part upon the strength of our management team. We rely heavily on the continued service of Richard DeCicco, our Chairman of the Board and President, Larry Romer, our Chief Executive Officer, John Cosenza, our Chief Operating Officer, David Allen, our Chief Financial Officer, and Rosanne Faltings, our Vice President and a member of our board of directors. Accordingly, if any of such persons terminates his or her employment with us, such a departure may have a material adverse effect on our business, and our future success depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified personnel. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

Our operations may be adversely affected by our failure to maintain or renegotiate supply, manufacturing or license agreements on favorable terms.

Our business involves a number of supply, manufacturing or license agreements for brands owned by us or by other companies. There can be no assurance that we will be able to renegotiate our rights on favorable terms when these agreements expire or that they will not be terminated. Failure to renew such agreements could have an adverse impact on our business and financial results.

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

Regulatory decisions and changes in the legal and regulatory environment could increase our costs and liabilities or limit our business activities.

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

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

As a result of the late filing of this annual report on Form 10-K, our common stock has been temporarily removed from the OTCQB Market, and moved to the OTC Pink Limited Information tier of the OTC Markets Group, Inc. Although our expectation is that our common stock will be moved back to the OTCQB Market, there can be no guaranty that this will occur. If our common stock is relisted on the OTCQB, there is no guaranty that it will remain on the OTCQB, and such a failure to do so may make it more difficult for investors to resell their shares.

As a result of the late filing of this annual report on Form 10-K, our common stock has been temporarily removed from the OTCQB Market, and moved for quotation on the OTC Pink Limited Information tier maintained by OTC Markets Group, Inc. Upon the filing of this report and our quarterly report on Form 10-Q for the period ended March 31, 2022, and the completion of other required corporate actions that we expect to finalize shortly, we expect our common stock to be moved back to OTCQB Market. Although our expectation is that our common stock will be moved back to the OTCQB Market, there can be no guaranty that this will occur. A failure to return our common stock to the OTCQB Market may reduce the potential market for our common stock by reducing the number of potential investors, which may make it more difficult for investors in our common stock to dispose of their shares.

Further, even if we do return to the OTCQB, the OTCQB requires a minimum bid price of $0.01 and that we file our Exchange Act reports on a timely basis. If the bid price goes below $0.01 or we fail to file our Exchange Act reports on the timeline required by OTC Markets Group, Inc. in the future, we may again be removed from the OTCQB. If we are again removed from the OTCQB, our stock would be quoted on the OTC Pink tier. Broker-dealers often decline to trade in over-the-counter stocks that are quoted on the OTC Pink tier given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to dispose of their shares.

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

We have no independent directors and no board committees. This may hinder our board of directors’ effectiveness in fulfilling the typical functions of a board and of committees thereof.

Currently, we have no independent directors, nor do we have an audit committee, compensation committee or nominating and corporate governance committee at this time. Independent board members, audit committees, compensation committees and nominating and corporate governance committees with independent directors play a crucial role in the corporate governance process, assessing a company’s processes relating to its risks and control environment, overseeing financial reporting, preventing self-dealing by company executives and evaluating internal and independent audit processes. The lack of an independent board or board committees prevents the board of directors from being independent from management in its judgments and decisions and its ability to pursue the board’s responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. In addition, our board of directors does not have a “financial expert”.

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

Our Articles of Incorporation, Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 100,000,000 shares of preferred stock, of which 45,000 shares have been designated as Series A-2 Preferred Stock and 38,830 are issued and outstanding as June 13, 2022. Our authorized but undesignated preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we have concluded that there is a material weakness relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On January 1, 2021, we executed a cancellable lease agreement with Dan Kay International for the lease of our office and warehouse space in North Amityville New York. The agreement has a term of three years from January 1, 2021 to January 1, 2024 and provides for monthly rent of $4,893.

In addition, TopPop has executed a lease agreement to rent approximately 26,321 square feet of warehouse space in Marlton, NJ. The lease provides a term of five years commencing upon January 1, 2020 and terminating on December 31, 2024. The lease also provides for a monthly payment for common area use of $4,430 and a security deposit of $45,864.

Effective November 6, 2020, TopPop executed a lease agreement to rent approximately 14,758 square feet of warehouse space in Bellmawr, NJ. The lease provides for a lease term of two years commencing on December 1, 2020 and terminating on November 30, 2022. The lease provides for a security deposit of $20,734.

Effective May 19, 2021, TopPop executed a lease agreement with Industrial Opportunities II LLC to rent approximately 63,347 square feet of warehouse space in Pennsauken, NJ. The lease provided a lease term of 76 months commencing upon September 1, 2021 and terminating on December 31, 2027. The lease provided a security deposit to Industrial Opportunities II LLC of $64,931.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than the following, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On April 7, 2022, the Office of the Attorney General of the State of New Jersey, Department of Law and Public Safely, Division of Alcoholic Beverage Control issued to TopPop a Notice of Charges (the “Notice”) wherein the New Jersey Division of Alcoholic Beverage Control Board (the “Division”) alleged that TopPop has committed certain violations of its permit issued by the Division for TopPop’s manufacturing facilities located in Marlton, New Jersey.  In the Notice, the Board alleged that TopPop (i) allowed such manufacturing facilities to be used in furtherance of, or to aid, an illegal activity or enterprise, and (ii) sold and delivered, or allowed the sale, service, delivery and consumption, of alcoholic beverages beyond the scope of TopPop’s license, and conducted business with companies outside the scope of the license in an area which was not designated or described by TopPop in its license application as a place to be licensed for such sale, service or delivery of alcoholic beverages.  The total penalty sought by the Division is a 90-day suspension of TopPop’s permit for that manufacturing facility.

  The Company is in preliminary discussions with the Division regarding a possible settlement of these proceedings. We intend to investigate the claims of the Division and, depending upon our findings, to seek a mutually acceptable resolution to this matter.  Although the results of our investigation and of our future discussions with the Division cannot be predicted with certainty, we plan to vigorously pursue a settlement option and believe that the final outcome of this matter will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “ICNB”; however, due to the late filing of this annual report on Form 10-K and our quarterly report on Form 10-Q for the period ended March 31, 2022, our common stock has been temporarily moved to the OTC Pink Limited Information tier of the OTC Markets Group, Inc. Upon the filing of this report and our quarterly report on Form 10-Q for the period ended March 31, 2022, and the completion of other required corporate actions that we expect to finalize shortly, we expect our common stock to be moved back to OTCQB Market.

Stockholders

As of June 13, 2022, there were 194 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not declared any stock dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. Shares of common stock can be issuable to the holders of our Series A-2 Preferred Stock, as a one-time dividend payment equal to 6% of the $1,000 per share stated value of the outstanding Series A-2 Preferred Stock in cash or, at our option, in shares of common stock, or a combination thereof, depending on our trading price and subject to the potential adjustment in the event the average of the volume weighted average price of our common stock for each of the 15 consecutive trading days ending on the trading day immediately prior to July 26, 2022 is less than the conversion price then in effect. The payment by us of dividends, if any, in the future, is within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors. There are no material restrictions in our Articles of Incorporation, as amended, or Bylaws that restrict us from declaring dividends. To date, no dividends have been declared or paid.

Recent Issuance of Unregistered Securities

The following issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, there was no solicitation and the investors were accredited or sophisticated:

On December 14, 2021, the Company issued 1.1 million shares of common stock as payment to two vendors.

On January 28, 2022 the Company issued 160,000 shares of common stock upon an investor’s conversion of preferred stock to common stock.

On February 2, 2022, the Company issued 3,200 shares of common stock upon an investor’s conversion of preferred stock to common stock.

On March 1, 2022, the Company issued 160,000 shares of common stock upon an investor’s conversion of preferred stock to common stock.

On March 7, the Company issued 320,000 shares of common stock upon an investor’s conversion of preferred stock to common stock.

On March 22, 2022, the Company issued 320,000 shares of common stock upon an investor’s conversion of preferred stock to common stock.

On March 24, 2022, the Company issued 160,000 shares of common stock upon an investor’s conversion of preferred stock to common stock.

On March 28, 2022, the Company issued 800,000 shares of common stock upon an investor’s conversion of preferred stock to common stock.

On March 31, 2022, the Company issued 320,000 shares of common stock upon an investor’s conversion of preferred stock to common stock.

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

Overview

We are engaged in the development and sale of alcohol and non-alcohol brands that are “better-for-you” (“BFY”) and “better-for-the-planet”. TopPop, our wholly owned subsidiary, produces low calorie, “ready to go” products, ready-to-freeze (“RTF”) products and ready-to-drink (“RTD”) products in sustainable, flexible and stand-up pouch packaging. TopPop is also a leader in the “cocktails-to-go” pouches and alcohol ice-pop market. Our brands include “Bellissima” by Christie Brinkley, a premium BFY collection of Prosecco, Sparkling Wines, and Still Wines, all certified vegan and made with organic grapes. Bellissima is strategically positioned with its Zero Sugar Wines. We operate in multiple states, sell and distribute across the globe and have Fortune 500 customers that include some of the world’s largest alcohol beverage companies and brands. United Distributors, Inc., (“United”) is our 100% owned subsidiary which sells our Bellissima, Bella, Sonja Sangria and other alcohol beverages to state distributors. United holds all applicable state and federal licenses in order to sell these products to state distributors in accordance with the United States three tier distribution platform.

We have expertise in developing, from product inception to wholesale distribution or direct to consumer through the QVC distribution channel, and in branding alcohol beverages for our company and for third parties. We market and place products into national distribution through long-standing industry relationships approximately 45 national or regional alcoholic beverage distributors. We currently market and sell the following product lines:

•

Bellissima Prosecco – these products comprise a line of all-natural and vegan Prosecco and Sparkling Wines made with organic grapes, including a Zero Sugar, Zero Carb option, a DOC Brut and a Sparkling Rose. The Bellissima line of Prosecco and Sparkling Wines includes two new flavor profiles, a Zero Sugar/Zero Carb Sparkling Rose and a Rose Prosecco;

•	Bellissima Zero Sugar Still Wines – this line of five still wines was launched in March 2022 and are certified vegan and are made with organic grapes.

•

Bella Sprizz Aperitifs - these products comprise a line of aperitifs consisting of three different expressions, a classic Italian aperitif, an all-natural elderflower aperitif and a classic Italian bitter;

•	Ready-to-Freeze and Ready-to-Drink Alcoholic Products – these products are currently produced under contract for third-party national and regional brands and for our Boozy Pops® product line; and

•	BiVi Vodka – a celebrity-branded vodka that we have sold since 2018 under the brand “BiVi 100 percent Sicilian Vodka” and which currently does not represent a material portion of our sales.

In addition, we develop and market private label spirits for established domestic and international chains.

As a result of our July 2021 acquisition of 100% of the equity of TopPop, we are now a vertically integrated company for the development, production and distribution of alcoholic brands. TopPop is a premier product development, contract manufacturing and packaging company that specializes in flexible packaging applications in the food, beverage and health categories. It has the federal and state licenses necessary to manufacture and blend malt, wine and spirits-based products. In June 2020, TopPop opened a 27,000-square-foot FDA-approved manufacturing facility in Marlton, New Jersey with a Safe Quality Food certification. In September 2021, TopPop leased an additional 65,000 square feet facility for manufacturing in Pennsauken, New Jersey. Construction is now complete, and the facility reached full-scale production capability at the end of March 2022. The facility includes approximately $4 million of high-speed packaging equipment and is expected to triple our production capacity.

For its first product line, TopPop identified the single serve, RTD and RTF as ripe for product and packaging innovation. TopPop introduced an alcohol-infused ice pop in June 2020 and began marketing the concept to major alcohol companies. In addition, it developed its own product line trademarked under the name BoozyPopz® which is expected to be sold through e-commerce platforms and wholesaled directly to sports and entertainment venues. TopPop manufactured approximately 8 million ice pops from its launch in June 2020 through December 31, 2020 and manufactured approximately 42 million ice pops during the year ended December 31, 2021. TopPop has also developed a pipeline for the single serve, RTD alcohol cocktail market and anticipates launching a line of products in this market in 2022. TopPop designs and markets flexible packaging for its RTD and RTF products with formulations that are low calorie and contain healthy and natural ingredients. With the opening of TopPop’s new facility at the end of the first quarter of 2022, we expect to have the capacity to manufacture over 150 million units in 2022.

We believe TopPop brings to us additional synergies and opportunities for cross-promoting new and existing products to a broader customer base and better positions our company to establish and support our brands and to create sustainable packaging solutions to the consumable goods market. We believe our focus on lifestyle branding and the rising “Better-for-You,” “Better-for-the-Planet” consumer categories has made us a leader in developing celebrity brands worldwide, such as our Bellissima Prosecco by Christie Brinkley. Our mission is to be an industry leader in the brand development, marketing and sales of alcoholic beverages and related products by capitalizing on our ability to procure products from around the world and to develop unique and innovative packaging to create brand and product line extensions. We plan to leverage our relationships to add value to our products and to create brand awareness in unbranded niche categories.

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

TopPop Acquisition

On July 26, 2021, we completed the acquisition of TopPop. In connection with such acquisition, the former TopPop members received, in the aggregate(a) $3,694,273 in cash, net of cash acquired, by transfer of immediately available funds, (b) 26,009,600 shares of our common stock, which shares were valued in the aggregate at $10,143,744, or $0.39 per share, (c) $5,042,467 aggregate principal amount of our promissory notes and (d) future additional payments as earnout consideration valued at $20,204,505 to be paid in cash and stock. The earn-out payments, if any, will be made (i) following the 12-month period commencing on August 1, 2021, in an aggregate amount equal to the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for the period over (B) the aggregate amount of the closing promissory notes repaid in cash during period; provided, however, no such amount shall be payable if (i)(A) does not exceed (i)(B); and (ii) following the 12-month period commencing on August 1, 2022, in an aggregate amount equal to the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for such period over (B) the aggregate amount of the closing promissory notes repaid in cash during the period; provided, however, no such amount shall be payable if (ii)(A) does not exceed (ii)(B). The earn-out payments will be made, at the election of each former TopPop member, in cash or in shares of our common stock or a combination thereof, less any reserve for possible indemnification payments, provided that not less than 45% of the value of each earn-out payment shall be paid in common stock. If paid in shares of common stock, such shares shall be valued at the then-prevailing market rate.

Series A-2 Convertible Preferred Stock Financing

On July 26, 2021, we entered into securities purchase agreements dated as of July 26, 2021 with certain accredited investors for the sale of our newly-created Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock”), shares of common stock, and warrants to purchase shares of common stock.

Pursuant to the purchase agreements, the shares of Series A-2 Preferred Stock, common stock and warrants were sold in two tranches, the first of which closed on July 26, 2021 for gross proceeds of $18,372,354 for the sale of an aggregate of 18,800 shares of Series A-2 Preferred Stock, an aggregate of 6,711,997 shares of common stock, and warrants to purchase an aggregate of 73,338,203 shares of common stock. Of the $18,372,354 gross proceeds we received upon the closing of the first tranche, $15,603,385 was paid in cash net of fees of $2,808,320.

The second tranche closed on January 5, 2022 in which the Company sold 12,257.76 shares of Series A-2 Preferred Stock, 4,781,004 shares of common stock and warrants to purchase 40,018,583 shares of common stock for gross proceeds of approximately $12.2 million and net proceeds of approximately $10.8 million after deduction of placement agent commissions and expenses of the offering. Such net proceeds are expected to be used by the Company for domestic and international expansion of its Bellissima brand, the expansion of the production facilities of the Company’s TopPop subsidiary, new product launches, marketing, and other general working capital purposes.

The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.3125 per share. The Warrants may be exercised on a cashless basis if the shares of common stock underlying the warrants are not then registered for resale pursuant to an effective registration statement under the Securities Act.

In connection with this offering, we entered into a Placement Agency Agreement with Dawson James Securities, Inc. (the “Placement Agent”), pursuant to which at the closing of the first tranche under the purchase agreements we paid to the Placement Agent a cash fee in the amount of $2,050,000 and at the closing of the second tranche under the purchase agreements we paid to the Placement Agent a cash fee in the amount of $1,150,000. In addition, we agreed to pay to the Placement Agent a fee in connection with any cash exercise of any of the Warrants in an amount equal to 10% of the cash amount received by us upon any such exercise. Pursuant to the Placement Agency Agreement, as additional consideration for the services of the Placement Agent, we also issued to the Placement Agent or its designees in connection with the closing of the first tranche under the purchase agreements 2,194 shares of Series A-2 Preferred Stock and an additional 1,096 shares of Series A-2 Preferred Stock in connection with the closing of the second tranche under the purchase agreements. The fees paid to the Placement Agent were accounted for as financing costs and reduces the additional paid in capital from the financing.

Redemption of Series F Convertible Preferred Stock

On July 26, 2021, we entered into redemption agreements with two holders of our Series F Convertible Preferred Stock, pursuant to which we redeemed all their outstanding shares of our Series F Convertible Preferred Stock for an aggregate purchase price of $225,000 in accordance with the terms of such redemption agreements. Any remaining outstanding shares of Series F Convertible Preferred Stock was exchanged pursuant to the following agreements.

Exchange of Issued and Outstanding Series E, F and G Convertible Preferred Stock and Series E, F and G Common Stock Purchase Warrants

On July 26, 2021, we entered into securities exchange agreements with the holders of our outstanding (a) Series E Convertible Preferred Stock, Series F Convertible Preferred Stock and Series G Convertible Preferred Stock (the “Existing Preferred Stock”), and (b) Series E Common Stock Purchase Warrants, Series F Common Stock Purchase Warrants and Series G Common Stock Purchase Warrants (the “Existing Warrants” and together with the Existing Preferred Stock, collectively, the “Existing Securities”), pursuant to which such holders exchanged (i) all Existing Preferred Stock held by each holder for shares of Series A-2 Preferred Stock and Warrants, and (ii) all Existing Warrants held by each holder for shares of common stock. In connection with such exchange, 2,115,224 shares of Series E Convertible Preferred Stock, 2,189 shares of Series F Convertible Preferred Stock, 1,475 shares of Series G Convertible Preferred Stock were exchanged for an aggregate of 3,555 shares of Series A-2 Preferred Stock, Warrants to purchase an aggregate of 14,304,880 shares of common stock, and 2,209,517 shares of common stock for an aggregate value of $3,663,651.

Upon such exchange, the Existing Securities were cancelled and all contractual (or similar) rights, preferences and obligations relating to such Existing Securities became null and void and of no further effect whatsoever.

Exchange of Issued and Outstanding Series A Preferred Stock

On July 26, 2021, we entered into a securities exchange agreement dated as of July 26, 2021 with Richard DeCicco, who, at the time of execution and delivery of such agreement, was our Chief Executive Officer, Chief Financial Officer, chairman of our board of directors and the holder of our one issued and outstanding share of Series A Preferred Stock, and is currently our Chairman of the Board and President. Pursuant to such agreement, Mr. DeCicco exchanged his one share of Series A Preferred Stock for 25,600,000 shares of our common stock. Upon such exchange, the Series A Preferred Stock, which previously gave Mr. DeCicco two votes for every one vote of our outstanding voting securities, was cancelled and all contractual (or similar) rights, preferences and obligations relating to such Series A Preferred Stock became null and void and of no further effect whatsoever.

Purchase of all Issued and Outstanding Capital Stock of United Spirits, Inc.

On July 26, 2021, we entered into a securities purchase agreement with Mr. DeCicco pursuant to which we purchased from Mr. DeCicco all of the issued and outstanding capital stock of United Spirits, Inc., a New York corporation (“United”). Pursuant to such purchase agreement, Mr. DeCicco transferred to us 100% of the issued and outstanding capital stock of United in exchange for a purchase price of $1,000,000. The purchase agreement contains customary representations, warranties and covenants of the parties thereto, and the closing of the transactions contemplated by such purchase agreement was subject to the satisfaction of certain closing conditions, including, without limitation, certain approvals from various state liquor authorities. Prior to the closing of such transaction, we marketed and sold our wine and spirts products pursuant to an exclusive marketing and distribution agreement between United and us.

Amended and Restated LLC Agreements of Bellissima Spirits LLC and BiVi LLC

On July 26, 2021, we, and each other member identified therein, including Mr. DeCicco and Rosanne Faltings, our vice president of sales and a member of the Board, entered into an Amended and Restated Limited Liability Company Agreement dated as of July 26, 2021 of Bellissima and BiVi. Such agreement provides that the manager of Bellissima and BiVi, currently Mr. DeCicco, may cause Bellissima and BiVi to make distributions of available cash flow to the members pro rata in accordance with their cash flow ratios, of which we are entitled to 100% of any such distribution of available cash flow. Such agreement also provides that the manager shall cause Bellissima and BiVi to make distributions of net proceeds attributable to certain capital events to members pro rata in accordance with their membership interest percentage, of which we are entitled to 54% of any such distribution of net proceeds and Mr. DeCicco and Ms. Faltings are entitled to 15.34% and 15.33%, respectively. Transfers of membership interests in Bellissima and BiVi are generally restricted and such agreement provides for preemptive rights, rights of first refusal, and rights of co-sale, in each case, in accordance with the terms and conditions set forth therein.

On April 22, 2022 we entered into a Second Amended and Restated Limited Liability Company Agreement of Bellissima, which provides that upon (i) a sale of all or substantially all of our assets, (ii) a change of control of us, (iii) a sale of equity following which our shareholders immediately prior to such transaction do not own, immediately following such transaction, a majority of the voting and economic rights in us, or (iv) a merger, consolidation or similar transaction involving us, each of Mr. DeCicco and Ms. Faltings will be entitled to sell their interest in Bellissima to us in exchange for the value of their equity interest in Bellissima that they would have received upon the sale of their equity interest in Bellissima, upon the sale of Bellissima, which value will be determined by an independent third-party appraiser.

Results of Operations for the Years Ended December 31, 2021 and 2020

Introduction

We had sales of $4,960,016 and $2,848,913 for the years ended December 31, 2021 and 2020, respectively. Our cost of sales was $4,628,734 and $1,330,441 for the years ended December 31, 2021 and 2020, respectively. Our operating expenses were $10,592,867 and $4,716,564, for the years ended December 31, 2021 and 2020, respectively. Our operating expenses consisted mostly of salaries, professional fees, royalties and fulfilment costs along with marketing and advertising costs, occupancy costs, and travel and entertainment.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Increase /
	2021	2020	(Decrease)

Sales	$4,960,016	$2,848,913	$2,111,103
Cost of Sales	4,628,734	1,330,441	3,298,293
Gross Profit	331,282	1,518,472	(1,187,190)

Operating expenses:
Officers’ compensation	627,000	415,000	212,000
Fulfillment Costs	287,466	536,255	(248,789)
Royalties	160,119	497,253	(337,135)
Professional fees	2,874,968	962,481	1,912,487
Travel and entertainment	194,785	41,208	153,577
Other operating expenses, including occupancy	6,309,392	1,462,922	4,846,470
Total general and administrative	10,453,730	3,915,119	6,538,611
Selling and marketing	716,727	801,445	(84,718)
Gain from the cancellation of accrued royalties	(577,590)	-	(577,590)
Total operating expenses	10,592,867	4,716,564	5,876,303

Net operating loss from continuing operations	(10,261,585)	(3,198,092)	(7,063,493)

Gain on forgiveness of PPP loan	28,458	-	28,458
Interest expense	(271,749)	-	(271,749)
Loss on Investment in Can B Corp	-	(483,472)	(483,472)
Net loss	(10,504,876)	(3,681,564)	(6,823,312)
Net loss attributable to noncontrolling interests in subsidiaries and variable interest entity	(40,882)	(109,962)	69,080
Net Loss attributable to Iconic Brands	$(10,463,994)	$(3,571,602)	$(6,892,392)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, the line of Hooters brand products and our RTF TopPop products. Sales were $4,960,016 and $2,848,913 for the years ended December 31, 2021 and 2020, respectively, which resulted in an increase of $2,111,103 or approximately 74%. The increase was due primarily to $2,192,119 sales from our newly acquired TopPop products.

Cost of Sales

Cost of sales was $4,628,734, or approximately 93% of sales, and $1,330,441, or approximately 47% of sales, for the years ended December 31, 2021 and 2020, respectively. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. Cost of sales for the year ended December 31, 2021 for our alcohol sales was approximately 51% of sales, which was similar to the prior year, while the costs associated with our TopPop acquisition were approximately 151% of sales. The increase was due to TopPop increased costs of production since July 25, 2021 from (i) significant labor costs and scrap costs from a large rework of a customer order due to an isolated error in blending of batched raw materials and lot coding by a vendor of TopPop, (ii) write down of perishable inventory as the summer production season wound down and a customer who ended production early who would not reimburse TopPop for unused raw materials. The targeted cost of goods for TopPop products is approximately 51% and we expect to achieve that margin in future years. Four semi-automated cartoning machines were purchased by TopPop to significantly reduce labor costs and will be installed during 1st quarter 2022 and the referenced batching and coding errors by the vendor have been process corrected and approved by the customer.

Officers Compensation

Officers’ compensation was $627,000 for the year ended December 31, 2021 and $415,000 for the year ended December 31, 2020. This increase of $212,000 was due to bonus payments and additional compensation for new officers.

Fulfillment Costs

Fulfillment costs were $287,466 for the year ended December 31, 2021 and $536,255 for the year ended December 31, 2020. This decrease of $248,789 was primarily due to lower QVC sales in 2021.

Professional and Consulting Fees

Professional and consulting fees were $2,874,968 for the year ended December 31, 2021, and $962,481 for the year ended December 31, 2020, an increase of $1,912,487. Professional and consulting fees consist primarily of legal and, accounting services. The increase from 2020 to 2021 was primarily related to additional expenses of approximately $1.6 million from the newly acquired TopPop in 2021.

Royalties and Gain from Cancellation of Accrued Royalties

We accrued royalty expenses of $160,119 and recognized a gain from the cancellation of royalties of $577,590 for the year ended December 31, 2021 compared to expenses of $497,253 for the year ended December 31, 2020. Royalties decreased due primarily to the cancellation of accrued, but unpaid, royalties as part of the amended licensing agreement with Hooters signed in the fourth quarter of 2021.

Selling and Marketing

Selling and Marketing expenses were $716,727 and $801,445 for the years ended December 31, 2021 and 2020, respectively, which was a decrease of $84,718, or 11%. Decrease is primarily due to the concentration of operating expenses towards the acquisition of TopPop in 2021 rather than on marketing activities. We expect marketing expenses to increase somewhat in 2022.

Travel and Entertainment

Travel and entertainment expenses were $194,785 and $41,208 for the years ended December 31, 2021 and 2020, respectively, an increase of $153,577, or 373%, between the periods. The increase was a result of limited travel during the year ended December 31, 2020, due to the COVID-19 environment. During the year ended December 31, 2021, our personnel attended numerous product development events.

Other Operating Expenses

Other operating expenses were $6,309,392 and $1,462,922 for the years ended December 31, 2021 and 2020, respectively, an increase of $4,846,470, or 373%, between the periods. The increase was primarily related to amortization of intangibles of approximately $1,300,000, payroll costs of approximately $2,200,000, equity based compensation to employees of approximately $891,000 and rent expense of 424,523.  Payroll costs have increased due to hiring additional personnel and with the acquisition of TopPop in 2021.

Net Operating Loss

We had a loss from operations of $10,261,585 for the year ended December 31, 2021, and $3,198,092 for the year ended December 31, 2020, an increase of $7,063,493 or approximately 221%. Net operating loss increased as set forth above.

Other Income (Expense)

We had other nonoperating expenses of $243,291 for the year ended December 31, 2021, primarily due to interest expense of $271,749, while we had a loss on investment in and receivable from Can B Corp of $483,472 for the year ended December 31, 2020.

Net (income) Loss attributable to Noncontrolling Interests in Subsidiaries

Net income attributable to noncontrolling interests in subsidiaries represented 49% of the net income of Bellissima and BiVi (of which we own 51%) and is accounted for as a increase in the net loss attributable to us. Net loss attributable to noncontrolling interests in subsidiaries for the year ended December 31, 2021 was $40,882 compared to net loss of $109,962 for the year ended December 31, 2020. With the acquisition of United, there is no longer a noncontrolling interest associated with this entity, as it is now a 100%-owned subsidiary, see note 5 in the Notes to the Consolidated Financial Statements.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was $10,463,994 for the year ended December 31, 2021 and $3,571,602 for the year ended December 31, 2020, an increase of $6,892,392 or approximately 193%. The net loss from Iconic Brands increased primarily because of the items described above.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2021, and December 31, 2020, we had negative operating cash flows. Our cash on hand as of December 31, 2021, was $2,190,814. During 2021, cash used in operations was $4,090,659. Of the equity financing that we entered into on July 26, 2021, the Company received approximately $15.6 million, net of fees, from the first tranche and approximately $10.8 million, net of fees, from the second tranche which closed on January 5, 2022. With the funding of the second tranche of the equity financing, we believe we have sufficient capital to fund our operations in the near term.

Going Concern

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2021 and December 31, 2020, respectively, are as follows:

	December 31,	December 31,
	2021	2020	Change

Cash	$2,190,814	$457,041	$1,733,773
Total Current Assets	4,346,003	1,298,999	3,047,004
Total Assets	50,706,656	1,354,892	49,351,764
Total Current Liabilities	16,650,909	3,183,015	13,467,894
Total Liabilities	31,593,601	3,183,015	28,410,586

Our cash increased $1,733,773 and total current assets increased $3,047,004 because of our equity financing and acquisition of TopPop, respectively. Our total current liabilities increased $13,467,894 primarily because of the current portion of contingent consideration, notes payable issued to the former owners of TopPop as consideration in the acquisition and operating lease liabilities from the warehouses that TopPop leases. Our total liabilities increased $28,410,586 as a result of recognition of contingent payments associated with the TopPop acquisition of $20,204,505. Our stockholders’ equity increased from a deficit of $1,828,123 to an equity balance of $19,113,055 due primarily to the issuance of stock associated with the TopPop acquisition and the equity financing.

In order to repay our obligations in full or in part when due, we may be required to raise significant capital from other sources and to execute on our business plans for TopPop. There is no assurance, however, that we will be successful in these efforts. Please see the Risk Factors beginning on page 12 of this Annual Report Form 10-K.

Cash Requirements

Our cash on hand as of December 31, 2021 was $2,190,814. On January 5, 2022, the Company closed the second tranche of the equity financing and sold 12,257 shares of Series A-2 Preferred Stock, 4,781,004 shares of common stock and warrants to purchase 40,018,583 shares of common stock for approximately $10.8 million, net of fees. Such net proceeds are expected to be used by the Company for domestic and international expansion of its Bellissima brand, the expansion of the production facilities of the Company’s TopPop subsidiary, new product launches, marketing, and other general working capital purposes. We anticipate that the funding from financing activities and product sales will be enough to sustain us for the next 12 months from the date of this filing.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2021 and 2020 was $4,090,659 and $1,070,853, respectively, an increase of $3,019,806. The use for operating activities included a net loss of $10,504,876. Changes to working capital included increases of $4,914,745 related to accounts receivable, $474,085 for inventory partially offset by decrease of $2,298,147 related to accounts payable and accrued expenses. The net loss was further offset by non-cash transactions of $2,469,592 related to equity compensation, $1,327,614 related to amortization of intangibles.

Investments

For the year ended December 31, 2021, we used cash for investing activities of $8,230,906. This cash was used for the acquisition of TopPop, United and purchases of fixed assets. For the year ended December 31, 2020, we used cash for investing activities of $19,708 for the purchase of furniture and equipment.

Financing

Our net cash provided from financing activities for the year ended December 31, 2021 was $14,055,338 compared to $1,283,964 of cash provided by financing activities for the year ended December 31, 2020. The significant inflow of cash in 2021 represents proceeds from the financing transaction of approximately $15.6 million, net of fees, and proceeds from notes payable of approximately $976,000, partially offset by the payment of notes payable of $2,315,380.

Critical Accounting Policies and Estimates

See Note 2 of the Notes to Consolidated Financial Statements for the years ended December 31, 2021 and 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ICONIC BRANDS, INC. AND SUBSIDIARIES

Index to the Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iconic Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Iconic Brands, Inc.(the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition

During the year ended December 31, 2021, the Company entered into a Stock Purchase Agreement to acquire 100% of the issued and outstanding stock of TopPop LLC through a combination of cash, issuance of company stock, assumption of promissory notes, and future additional cash payments as earnout consideration.

The principal considerations for our determination that the accounting for and the valuation of the acquisition is a critical audit matter are that (1) the transaction requires the appropriate application of complex accounting authoritative guidance from the FASB’s Accounting Standards Codification (“ASC”), (2) significant judgment is used by management when determining assumptions used in the fair value measurement of the acquired intangible assets, (3) there is a high degree of auditor judgement and subjectivity in performing procedures and evaluating management’s significant accounting and valuation assumptions and (4) the audit effort involved the use of professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

•	We evaluated and recomputed the methodology used in connection with the Company’s acquisition and valuation process, including review of the appropriate accounting literature, valuation model, significant assumptions used, and the completeness and accuracy of the underlying date used;

•	With the assistance of our valuation specialists, we assessed the weighted-average cost of capital including the risk-free rate of return and discount rate applied as well as the internal rate of return for the purchase price allocation valuation assumptions for the intangible assets;

•	We assessed the appropriate interpretation and application used by management of the FASB’s Accounting Standards Codification for the transaction including topic ASC 805, Business Combinations;

•	We evaluated the reasonableness of the Company’s projections of future cash flows by comparing the assumptions used in the projections to actual results and other information deemed necessary as well as tested the mathematical accuracy of the calculations;

•	We evaluated the adequacy of the Company’s disclosures in the financial statements related to the acquisition.

We have served as the Company’s auditor since 2021.

/s/ Mazars USA LLP

Fort Washington, PA

June 15, 2022

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

/s/ Fei Qi CPA

Fei Qi CPA

Elmhurst, New York

April 13, 2021

We have served as the Company’s auditor from 2020 until December 2021.

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$2,190,814	$457,041
Accounts receivable	852,321	334,458
Inventory	1,228,351	507,500
Prepaid expense and other current assets	74,517	-
Total current assets	4,346,003	1,298,999

Right-of-use asset, net	3,074,864	45,381
Leasehold improvements, furniture, and equipment, net	5,556,964	10,512
Intangible assets	21,609,586	-
Goodwill	15,976,877	-
Other assets	142,362	-
Total assets	$50,706,656	$1,354,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	2,713,046	$3,089,773
Loans payable to officer and affiliated entity-noninterest bearing and due on demand	-	15,637
Notes payable	5,045,466	28,458
Deferred revenue	135,034	-
Other current liabilities	132,234	-
Current portion of operating lease liability	380,487	49,147
Contingent consideration	8,244,642	-
Total current liabilities	16,650,909	3,183,015

Operating lease liability, long term	2,835,828	-
Notes payable, long term	147,001	-
Contingent consideration, long term	11,959,863	-
Total liabilities	31,593,601	3,183,015

Stockholders’ and members’ equity:
Preferred stock, $0.001 par value; authorized 100,000,000 shares:
Series A, no shares issued and outstanding at December 31, 2021; 1 share issued and outstanding at December 31, 2020	-	1
Series E, no shares issued and outstanding at December 31, 2021; 2,115,224 shares issued and outstanding at December 31, 2020	-	2,115
Series F ($1,000 per share stated value), no shares issued and outstanding at December 31, 2021; 2,413.75 shares issued and outstanding at December 31, 2020	-	2,413,750
Series G ($1,000 per share stated value), no shares issued and outstanding at December 31, 2021; 1,475 shares issued and outstanding at December 31, 2020	-	1,475,000
Series A-2, 26,623 shares issued and outstanding at December 31, 2021 and no shares issued and outstanding at December 31, 2020;	27	-
Common stock, $0.001 par value; authorized 2,000,000,000 shares, 90,542,764 and 17,268,881 shares issued and outstanding respectively as of December 31, 2021 and 2020	90,544	17,269
Treasury stock, at cost – no shares issued and outstanding at December 31, 2021; 1,000,000 shares issued and outstanding at December 31, 2020	-	(516,528)
Additional paid-in capital	56,749,055	22,430,430
Accumulated deficit	(36,961,344)	(26,497,350)
Noncontrolling interests	(765,227)	(1,152,810)
Total stockholders’ equity (deficit)	19,113,055	(1,828,123)
Total liabilities and stockholders’ equity	$50,706,656	$1,354,892

See accompanying notes to Consolidated Financial Statements.

ICONIC BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2021	2020
REVENUE
Sales	$4,960,016	$2,848,913

Cost of sales	4,628,734	1,330,441

Gross Profit	331,282	1,518,472

OPERATING (INCOME) EXPENSES
General and administrative expenses	10,453,730	3,915,119
Selling and marketing	716,727	801,445
Gain from the cancellation of accrued royalties	(577,590)	-
Total operating expenses	10,592,867	4,716,564

Loss from operations	(10,261,585)	(3,198,092)

Other income (expense):
Gain on forgiveness of PPP loan	28,458	-
Interest expense	(271,749)	-
Loss on investment in and receivable from Can B Corp	-	(483,472)
Total other income (expense)	(243,291)	(483,472)

Net loss	$(10,504,876)	$(3,681,564)

Net loss attributable to noncontrolling interests in subsidiaries	(40,882)	(109,962)

Net loss attributable to Iconic Brands, Inc.	(10,463,994)	(3,571,602)

Basic and diluted loss per share	$(0.22)	$(0.22)
Weighted average number of shares outstanding	48,378,549	16,367,218

See accompanying notes to Consolidated Financial Statements.

ICONIC BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Preferred stock		Series E Preferred stock		Series F Preferred stock		Series G Preferred stock		Series A-2 Preferred stock		Common stock		Treasury stock		Additional paid-in		Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subtotal	interests	Deficit	Total
Balance, December 31, 2019	1	$1	2,790,224	$2,790	3,156	$3,155,750	-	$-	-	-	14,576,681	$14,577	-	$-	$21,282,679	$24,455,797	$(1,039,851)	$(22,925,748)	490,198
Sale of Series G Preferred Stock and warrants	-	-	-	-	-	-	1,475	1,475,000	-	-	-	-	-	-	-	1,475,000	-	-	1,475,000
Placement agent fees and stock-based compensation	-	-	-	-	-	-	-	-	-	-	375,000	375	-	-	(150,375)	(150,000)	-	-	(150,000)
Issuance of common stock in exchange for Series E Preferred stock	-	-	(675,000)	(675)	-	-	-	-	-	-	270,000	270	-	-	405	-	-	-	-
Issuance of common stock in exchange for services rendered and to be rendered	-	-	-	-	-	-	-	-	-	-	860,000	860	-	-	556,908	557,768	-	-	557,768
Issuance of common stock in exchange for Series F Preferred stock	-	-	-	-	(742)	(742,000)	-	-	-	-	1,187,200	1,187	-	-	740,813	-	-	-	-
Treasury stock acquired from Can B Corp	-	-	-	-	-	-	-	-	-	-	-	-	(1,000,000)	(516,528)	-	(516,528)	-	-	(516,528)
Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,997)	-	(2,997)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(109,962)	(3,571,602)	(3,681,564)
Balance, December 31, 2020	1	1	2,115,224	2,115	2,414	2,413,750	1,475	1,475,000	-	-	17,268,881	17,269	(1,000,000)	(516,528)	22,430,430	25,822,037	(1,152,810)	(26,497,350)	(1,828,123)
Common stock and Series A-2 Preferred stock issued for cash, net of fees	-	-	-	-	-	-	-	-	18,800	19	6,711,997	6,712	-	-	15,596,654	15,603,385	-	-	15,603,385
Equity- based compensation	-	-	-	-	-	-	-	-	-	-	4,861,670	4,862	-	-	2,464,730	2,469,592	-	-	2,469,592
Common stock issued to purchase TopPop	-	-	-	-	-	-	-	-	-	-	26,009,600	26,010	-	-	10,117,734	10,143,744	-	-	10,143,744
Common stock issued for the exchange of Series A Preferred Stock	(1)	(1)	-	-	-	-	-	-	-	-	25,600,000	25,600	-	-	(25,599)	-	-	-	-
Common and preferred shares issued in exchange for old Series, E, F and G Preferred shares	-	-	(2,115,224)	(2,115)	(2,189)	(2,188,750)	(1,475)	(1,475,000)	3,555	4	2,209,517	2,210	-	-	3,663,651	-	-	-	-
Redemption of Series F Preferred stock	-	-	-	-	(225)	(225,000)	-	-	-	-	-	-	-	-	-	(225,000)	-	-	(225,000)
Purchase of United Spirits	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,428,465)	(1,428,465)	428,465	-	(1,000,000)
Common stock issued to settle notes payable	-	-	-	-	-	-	-	-	4,268	4	547,200	547	-	-	4,438,157	4,438,708	-	-	4,438,708
Shares issued in exchange for old warrants	-	-	-	-	-	-	-	-	-	-	8,283,899	8,284	-	-	(8,284)	-	-	-	-
Retirement of treasury stock	-	-	-	-	-	-	-	-	-	-	(1,000,000)	(1,000)	1,000,000	516,528	(515,528)	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	50,000	50	-	-	15,575	15,625	-	-	15,625
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(40,882)	(10,463,994)	(10,504,876)
Balance, December 31, 2021	-	-	-	-	-	-	-	-	26,623	27	90,542,764	90,544	-	-	56,749,055	56,839,626	(765,227)	(36,961,344)	19,113,055

 See accompanying notes to Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,504,876)	$(3,681,564)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	119,746	29,196
Gain on forgiveness of PPP loan	(28,458)	-
Amortization of debt discounts	30,032	-
Amortization of right-of-use assets	283,256	-
Amortization of intangibles	1,327,614	-
Equity based compensation	2,469,592	557,768
Gain from the cancellation of accrued royalties	(577,590)	-
Loss on investment in and receivable from Can B Corp	-	483,472
Change in operating assets and liabilities:
Accounts receivable	4,914,745	239,289
Inventory	474,085	66,300
Operating lease liabilities	(145,571)	-
Accounts payable and accrued expenses	(2,240,393)	1,234,686
Prepaid expense and other current assets	57,012	-
Other assets	(142,362)	-
Other current liabilities	132,234	-
Deferred revenue	(259,725)	-
Net cash used in operating activities	(4,090,659)	(1,070,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of TopPop, net of cash acquired (Note 4)	(3,694,273)	-
Cash paid for outstanding shares of United Spirits	(1,000,000)	-
Purchase of fixed assets and leasehold improvements	(3,536,633)	(19,708)
Net cash used in investing activities	(8,230,906)	(19,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and Series A-2 Preferred stock issued for Cash, net of fees	15,603,385	-
Repayment of note payable	(2,315,380)	(40,000)
Proceeds from issuance of notes payable	976,708	28,458
Proceeds from exercise of warrants	15,625	-
Proceeds from sale of Series G Preferred stock and warrants (net of placement agent fees of $150,000)	-	1,325,000
Redemption of Series F Preferred stock	(225,000)	-
Repayment of loan payable to related party	-	(29,494)
Net cash provided by financing activities	14,055,338	1,283,964

Net increase in cash	1,733,773	193,403
Cash at beginning of year	457,041	263,638
Cash at end of year	$2,190,814	457,041

Supplemental disclosure of non-cash investing and financing activities:
Common and preferred shares issued in exchange for old Series, E, F and G Preferred shares	$3,665,865	$-
Purchase and retirement of treasury stock	$(516,528)	$516,528
Common stock issued to settle notes payable	$4,438,708	$-
Recognition of right of use asset - operating lease	$3,312,739	$-
Issuance of common stock in exchange for Series E Preferred stock	$-	$675
Issuance of common stock in exchange for Series F Preferred Stock	$-	$742,000

See accompanying notes to Consolidated Financial Statements.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and December 31, 2020

1. ORGANIZATION AND NATURE OF BUSINESS

Iconic Brands, Inc., (“the Company”, or “Iconic”), was incorporated in the State of Nevada on October 21, 2005. As of December 31, 2021, the subsidiaries of Iconic are wholly-owned TopPop LLC (“TopPop”) and United Spirits Inc., (“United”), and 51% owned BiVi LLC (“BiVi”) and Bellissima Spirits LLC (“Bellissima”).

BiVi is the brand owner of “BiVi 100 percent Sicilian Vodka,” and Bellissima isthe brand owner of Bellissima sparkling wines. BiVi was organized in Nevada on May 4, 2015. Bellissima was organized in Nevada on November 23, 2015.

On July 26, 2021, the Company acquired 100% TopPop LLC (“TopPop”). TopPop is organized as a limited liability company in the State of New Jersey on September 5, 2019. TopPop’s primary operation is the manufacture and packaging of single-serve, shelf-stable, ready-to-freeze ice pops, both alcohols infused and non-alcoholic. TopPop began operations in December 2019 (see note 4).  Also on July 26, 2021, the company purchased all the outstanding stock of United (see note 5).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Iconic, its two 51% owned subsidiaries BiVi and Bellissima, its wholly owned subsidiaries United Spirits, Inc. (see Note 5), and TopPop, LLC (see Note 4) (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(c) Fair Value of Financial Instruments

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

Accounting guidance on fair value measurements requires that financial assets and liabilities be classified and disclosed in one of the following categories of the fair value hierarchy:

Level 1 – Based on unadjusted quoted prices for identical assets or liabilities in an active market.

Level 2 – Based on observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3– Based on unobservable inputs that reflect the entity’s own assumptions about the assumptions that a market participant would use in pricing the asset or liability.

We did not have any transfers between levels during the periods presented.

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy. The only financial instrument measured at fair value is the contingent consideration:

	As of December 31, 2021
	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Contingent consideration	$-	$-	$20,204,505

The fair value of the contingent consideration is based on the projected earnings of the business.

(d) Cash

The total amount of bank deposits (checking and savings accounts) that was not insured by the FDIC at year end was $1,442,162.

(e) Accounts Receivable

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At December 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $0 and $83,617, respectively.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventories at December 31, 2021 and December 31, 2020 consists of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers and cases of alcoholic beverages. Toppop inventory consists of raw materials, work in process and finished goods relating to the production cycle.

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

Our revenue (referred to in our financial statements as “sales”) consists primarily of the sale of wine and spirits imported for cash or otherwise agreed-upon credit terms along with ready to freeze products manufactured by us. Our customers consist primarily of retailers. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution, and shipping terms. For sales to QVC, product shipping is treated as fulfillment charges since products are being shipped by a third-party supplier. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Historically, the Company has not had significant amounts of damaged products to replace. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers. Revenue associated with manufacturing and packaging business is recognized at a point in time when obligations under the terms of a contact with a customer are satisfied.

(h) Shipping and Handling Costs

Shipping and handling costs to deliver product to customers are reported as operating expenses in the accompanying statements of operations. Shipping and handling costs to purchase inventory are capitalized and expensed to cost of sales when revenue is recognized on the sale of product to customers.

(i) Equity-Based Compensation

Equity-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the years ended December 31, 2021 and 2020, stock-based compensation was $2,469,592 and $557,768 respectively.

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

(k) Net Loss per Share

Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period of the financial statements.

Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants, and convertible securities) outstanding. At December 31, 2021 and 2020, the Company had 32,564,030 and 0 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the treasury stock method. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation.

(l) Recently Issued Accounting Pronouncements

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

In December 2019, the FASB issued amended guidance in the form of ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. The Company adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

On August 5, 2020, the FASB issued ASU No. 2020-06 which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 simplifies the guidance in U.S. GAAP on the issuer’s accounting for convertible debt instruments. Such guidance includes multiple disparate sets of classification, measurement, and derecognition requirements whose interactions are complex. ASU 2020-06 is effective for annual periods beginning after December 15, 2021 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The company is in the initial stage of evaluating the impact of this new standard however it does not believe the guidance will have a material impact on our financial statements.

(m) Business Acquisition Accounting

The Company applies the acquisition method of accounting for those that meet the criteria of a business combination.  The Company allocates the purchase price of its business acquisition based on the fair value of identifiable tangible and intangible assets.  The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill.  Transaction costs are expensed as incurred in general and administrative expenses.

(l) Leasehold improvements, furniture, and equipment, net

Leasehold improvements, furniture, and equipment are recorded at cost. Depreciation of furniture and fixtures is provided using the straight-line method, generally over the terms of the lease. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred. Depreciation of machinery and equipment is based on the estimated useful lives of the assets

Schedule of estimated useful lives
Years
Machinery and equipment	3 - 10
Leasehold improvements	Lesser of term of lease or useful life
Furniture and fixtures	3 - 5

3. LOSS ON INVESTMENT IN AND RECEIVABLE FROM CAN B CORP.

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

Effective March 6, 2020, CANB effected a 1 share for 300 shares reverse stock split resulting in a reduction of the number of the Company’s shares of CANB common stock from 37,500,000 shares to 125,000 shares. On July 8, 2020, CANB delivered 418,714 additional shares of CANB common stock required under the December 31, 2019 agreement. The fair value of the 543,714 shares of CANB common stock at December 31, 2020 was $1,073,835 and the Company recognized an unrealized gain of $73,835 for the year ended December 31, 2020.

On July 29, 2020, the Company executed an exchange agreement with CANB and delivered the 543,714 shares of CANB common stock to CANB in exchange for CANB’s delivery of 1,000,000 shares of common stock to the Company. The July 29, 2020 closing price of CANB common stock was $0.95 per share. In the balance sheet as of December 31, 2020, the Company recorded treasury stock in the amount of $516,528. The Company recognized a loss of $557,307 from the Company’s investment in CANB common stock in the year ended December 31, 2020.

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

Upon consummation of the acquisition contemplated by the TopPop Acquisition Agreement, the TopPop Members received, in the aggregate: (a) $3,694,273 in cash, net of cash acquired, by transfer of immediately available funds, (b) 26,009,600 shares of Company’s common stock, par value $0.001 per share (the “Common Stock”), which shares were valued in the aggregate at $10,143,744, or $0.39 per share at the date of acquisition, (c) $5,042,467 aggregate principal amount of promissory notes of the Company (the “Promissory Notes”) and (d) future additional payments as earnout consideration valued at $20,204,505 to be paid in cash and stock. The earn-out payments, if any, will be made (i) following the 12-month period commencing on August 1, 2021, in an aggregate amount equal to the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for the period over (B) the aggregate amount of the closing promissory notes repaid in cash during period; provided, however, no such amount shall be payable if (i)(A) does not exceed (i)(B); and (ii) following the 12-month period commencing on August 1, 2022, in an aggregate amount equal to the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for such period over (B) the aggregate amount of the closing promissory notes repaid in cash during the period; provided, however, no such amount shall be payable if (ii)(A) does not exceed (ii)(B). The earn-out payments will be made, at the election of each former TopPop member, in cash or in shares of our common stock or a combination thereof, less any reserve for possible indemnification payments, provided that not less than 45% of the value of each earn-out payment shall be paid in common stock. If paid in shares of common stock, such shares shall be valued at the then-prevailing market rate.

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

Fair value of the acquisition

The preliminary purchase price and related purchase price allocation (which are still in process and subject to change) are as follows:

Purchase price:
Cash, net of cash acquired	$3,694,273
Fair value of common stock	10,143,744
Contingent consideration	20,204,505
Note payable	5,042,467
Total purchase price	39,084,989

Assets acquired:
Accounts receivable	5,432,608
Furniture and equipment	1,848,580
Inventory	1,194,936
Equipment deposit	320,810
Security deposit	131,529
Tradename / Trademarks	6,867,000
IP/Technology	849,000
Non-compete agreement	807,200
Customer Base	14,414,000
Total assets acquired:	31,865,663

Liabilities assumed:
Accounts payable	(2,435,412)
Notes payable	(5,927,380)
Deferred revenue	(394,759)
Total Liabilities assumed	(8,757,551)
Net assets acquired	23,555,342
Excess purchase price “Goodwill”	$15,976,877

The excess purchase price has been recorded as “goodwill” included as part of “Intangible assets” in the amount of $15,976,877. The estimated useful life of the identifiable intangible assets is four to ten years. The goodwill is amortizable for tax purposes.

See Note 16 for the required pro forma information related to the business combination.

Intangible assets

Intangible assets consist of the following:

	Estimated Useful	December 31,	December 31,
	Lives	2021	2020
Tradename - Trademarks	5 years	$6,867,000	$-
Intellectual Property	5 years	849,000	-
Customer Base	10 years	14,414,000	-
Non-Competes	4 years	807,200	-
		22,937,200	-
Less accumulated amortization		1,327,614	-
		$21,609,586	$-

Intangible assets are amortized on a straight-line basis over the useful lives of the assets. Amortization expense amounted to $1,327,614 and $0 for the years ended December 31, 2021 and 2020, respectively.

Future amortization of intangible assets is as follows:

Future amortization of intangible assets for the years ending December 31,	Amount
2022	$3,186,408
2023	3,186,408
2024	3,186,408
2025	3,102,323
2026	2,341,604
Thereafter	6,606,435
Total	$21,609,586

5. UNITED SPIRITS, INC.

Until July 26, 2021, United Spirits, Inc. a New York Corporation (“United”) was owned and managed by Mr. Richard DeCicco, the controlling shareholder and president of the Company. United provides distribution services for Iconic, BiVi and Bellissima (see Note 12e). Since the Company was deemed the primary beneficiary, United was considered a variable interest entity (“VIE”) and consolidated. On July 26, 2021, the Company entered into a securities purchase agreement with Mr. DeCicco pursuant to which the Company purchased from Mr. DeCicco, and Mr. DeCicco sold, all of the issued and outstanding capital stock of United to the Company. Pursuant to the United Purchase Agreement, upon the closing of the transactions contemplated thereby, Mr. DeCicco transferred, and the Company acquired, 100% of the issued and outstanding capital stock of United in exchange for a purchase price of $1,000,000. The United Purchase Agreement contains customary representations, warranties and covenants of the parties thereto, and the closing of the transactions contemplated by the United Purchase Agreement was subject to the satisfaction of certain closing conditions, including, without limitation, certain approvals from various state liquor authorities. Prior to the closing of the transactions contemplated by the United Purchase Agreement, the Company marketed and sold its wine and spirts products pursuant to an exclusive marketing and distribution agreement between the Company and United. After the closing, United became a wholly owned subsidiary of the Company and reduced the noncontrolling interest by $428,465.  The $1,000,000 payment and the $428,465 reduction in noncontrolling interest are presented as a component of equity.

6. LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT, NET

Leasehold improvements, furniture, and equipment, net consisted of the following:

	December 31,	December 31,
	2021	2020
Machinery and equipment	$2,871,744	$-
Deposits on equipment	2,480,265	-
Leasehold improvements	154,389	31,000
Supplies	140,004	-
Furniture and fixtures	36,181	8,708
	5,682,583	39,708
Less accumulated depreciation	(125,619)	(29,196)
	$5,556,964	$10,512

During the year ended December 31, 2021, the Company paid a deposit of $2,480,265 on equipment to be used at the TopPop facilities.  As of December 31, 2021, the equipment was not yet placed in service.

Depreciation expense related to leasehold improvements, furniture, and equipment amounted to $119,746 and $29,196 for the years ended December 31, 2021 and 2020, respectively.

7.  INVENTORIES

Inventories consisted of:

	December 31, 2021	December 31, 2020
Finished goods:
Hooters brands	$-	$259,837
Bellissima brands	384,717	163,258
BiVi brands	-	47,439
TopPop	728,305	-
Total finished goods	1,113,022	470,534

Work-in-process:
TopPop	88,066	-
Raw materials:
TopPop	27,263	-
Hooters brands	-	36,966
Total	$1,228,351	$507,500

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31, 2021	December 31, 2020
Accounts payable	$1,671,161	$1,444,213
Accrued officers’ compensation	780,701	851,300
Accrued royalties	178,013	792,295
Other	83,171	1,965
Total	$2,713,046	$3,089,773

9. NOTES PAYABLE

The changes in notes payable consisted of:

Balance as of December 31, 2020	$28,458
Issuances of principal, net	976,708
Issued as consideration in TopPop acquisition	5,042,467
Notes payable assumed in TopPop acquisition	5,927,380
Payments on principal	(2,315,380)
Settled with issuance of common stock	(4,438,708)
PPP Forgiveness	(28,458)
Balance as of December 31, 2021	$5,192,467

During the year ended December 31, 2021, the Company issued short term, noninterest bearing notes payable to investors in the aggregate of $976,708, net of original issue discounts of $30,032 in the aggregate.

On July 26, 2021, the Company assumed a $3,762,000 original issue discount note, a $2,015,380 note to a third party, and a $150,000 SBA note from the acquisition of TopPop. The SBA note bears an interest rate of 3.75% per annum and matures on January 22, 2051. The Company also issued a promissory note of $5,042,467 to the former owners of TopPop as part of the purchase consideration of TopPop. The promissory note bears an interest rate 10% per annum and matures on July 26, 2022.  The Company also paid $300,000 towards the $976,708 of notes payable and settled the remaining $676,708 balance and $3,762,000 of assumed notes payable with 547,200 shares of common stock and 4,268 or Series A-2 Preferred Stock for a total aggregate value of $4,438,708.

As of December 31, 2021, the $150,000 SBA note and $5,042,467 note to former owners of TopPop are outstanding.

The future payments on principal of notes payable are as follows:	Amount
Year ending December 31, 2022	$5,045,466
Year ending December 31, 2023	3,114
Year ending December 31, 2024	3,233
Year ending December 31, 2025	3,356
Year ending December 31, 2026	3,484
Thereafter	133,814
Total	$5,192,467

10. CAPITAL STOCK

Preferred Stock

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

On February 12, 2020, February 13, 2020, and February 14, 2020, three holders converted a total of 675,000 shares of Series E Preferred Stock into a total of 270,000 shares of Iconic common stock, leaving 2,115,224 shares of Series E Preferred Stock outstanding on December 31, 2020.

During the year ended December 31, 2020, six holders converted a total of 742 shares of Series F Preferred Stock into a total of 1,187,200 shares of Iconic common stock, leaving 2,414 shares of Series F Preferred Stock outstanding on December 31, 2020.

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

On July 26, 2021, the Company filed a Certificate of Designation, Preferences and Rights of the Series A-2 Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Nevada, designating up to 45,000 shares of the Company’s preferred stock as Series A-2 Preferred Stock. Also, on July 26, 2021, the Company sold 18,800 shares of newly formed Series A-2 Preferred Stock for cash. Series A-2 Preferred Stock has a par value of $0.001 per share and a stated value equal to One Thousand Dollars ($1,000). The holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series A-2 Preferred Stock equal (on an as-if-converted-to Common Stock basis) to and in the same form as dividends actually paid on shares of Common Stock when, as and if such dividends are paid on shares of Common Stock. The Series A-2 Preferred Stock shall have no voting rights.

On July 26, 2021, the Company issued 4,268 shares of Series A-2 Preferred Stock and 547,200 shares of common stock to settle notes in the aggregate amount of $4,438,708 of notes payable.

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

On January 22, 2020, and February 27, 2020, the Company issued a total of 160,000 shares of its common stock to an investor relations firm for services rendered to the Company for a total fair value of $101,018.

On January 26, 2020, the Company issued 150,000 shares of its common stock to a consulting firm for services rendered to the Company for a total fair value of $100,500

On February 24, 2020, the Company issued 100,000 shares of its common stock to William Clyde Elliot II pursuant to an Endorsement Agreement dated February 15, 2020 (see Note 11h) for a total fair value of $67,500 which was charged to prepaid expenses and expensed over the term of the Endorsement Agreement.

On February 24, 2020, the Company issued 50,000 shares of its common stock to a consulting firm for services rendered to the Company for a total fair value of $33,750.

On February 12, 2020, February 13, 2020, and February 14, 2020, three holders converted a total of 675,000 shares of Series E Preferred Stock into a total of 270,000 shares of Iconic common stock.

From January 16, 2020, to February 24, 2020, two holders converted a total of 190 shares of Series F Preferred Stock into a total of 304,000 shares of Iconic common stock.

On May 1, 2020, the Company issued 275,000 shares of its common stock to an investor relations firm for services rendered to the Company for a total fair value of $167,750.

On June 1, 2020, the Company issued 75,000 shares of its common stock to a consultant for services rendered to the Company for a total fair value of $51,750.

On June 2, 2020, the Company issued 50,000 shares of its common stock to a consulting firm Acquisition Agreement entity for services rendered to the Company for a total fair value of $35,500.

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

The following events also occurred on July 26, 2021:

The Company sold 18,800 shares of Series A-2 Preferred stock and 6,711,997 shares of common stock for an aggregate of $15,603,385, net of fees of $2,808,320.

The Company entered into redemption agreements with two holders of our Series F Convertible Preferred Stock, pursuant to which the Company redeemed all outstanding shares of its Series F Convertible Preferred Stock for an aggregate purchase price of $225,000 in accordance with the terms of such redemption agreements. Any remaining outstanding shares of Series F Convertible Preferred Stock was exchanged pursuant to the following exchange agreements.

The Company entered into securities exchange agreements (collectively, the “Exchange Agreement”) with the holders of the Company’s outstanding (a) Series E Convertible Preferred Stock, Series F Convertible Preferred Stock and Series G Convertible Preferred Stock, and (b) Series E Common Stock Purchase Warrants, Series F Common Stock Purchase Warrants and Series G Common Stock Purchase Warrants pursuant to which the Holders exchanged (i) all existing Preferred Stock held by each Holder for shares of Series A-2 Preferred Stock and Warrants, and (ii) all existing warrants held by each Holder for shares of Common Stock. In connection with such exchange, 2,115,224 shares of Series E Convertible Preferred Stock, 2,189 shares of Series F Convertible Preferred Stock, 1,475 shares of Series G Convertible Preferred Stock were exchanged for an aggregate of 3,555 shares of Series A-2 Preferred Stock, Warrants to purchase an aggregate of 14,304,880 shares of common stock, and 2,209,517 shares of common stock for an aggregate value of $3,663,651.

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

During the year ended December 31, 2021, the Company issued and aggregate 4,861,670 shares of common stock to vendors for services and for officer’s compensation. The Company recognized $2,226,692 of expense related to the common stock issuances and $242,900 of expense for the option awards.

During the year ended December 31, 2021, the Company issued 8,283,899 shares of common stock in exchange for retiring old outstanding warrants.

Warrants

On July 31, 2021, pursuant to the Series A-2 Preferred Stock financing and the purchase of TopPop, the Company granted 14,304,880 and 73,338,203 warrants to purchase common stock, respectively. The warrants expire in five years and have an exercise price of $0.31 per share.

A summary of warrants activity for the period January 1, 2020, to December 31, 2021, as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding
Balance, January 1, 2020	9,475,198	$1.11	2.22
Granted	1,180,000	1.25	3.04
Balance at December 31, 2020	10,655,198	1.12	2.31
Granted	87,643,083	0.31	4.57
Exercised	(50,000)	0.31	4.57
Expired	(400,000)	0.63	0.76
Forfeited	(10,255,198)	1.14	2.43
Outstanding at December 31, 2021	87,593,083	$0.31	4.57

On July 26, 2021, 10,255,198 warrants were forfeited as part of the Exchange Agreement discussed above.

On December 27, 2021, an investor exercised warrants to purchase 50,000 shares of common stock at $0.31 per share, or $15,575.

Options

During the year ended December 31, 2021, the Company issued a total of 7,408,200 options to purchase our common stock at exercise prices between $0.45 and $0.57 respectively. Commencing on the grant date, the options vest pro ratably over three years and have a life of 10 years. For the year ended December 31, 2021 the Company recorded $242,900 in stock-based compensation expense related to options.

The following table summarizes the activity of our stock options for the year ended December 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding
Outstanding at December 31, 2020	-	$-	-
Granted	7,408,200	$0.45
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2021	7,408,200	$0.45	9.79

Outstanding and exercisable at December 31, 2021	617,350	$0.45	9.79

The aggregate intrinsic value of outstanding options as of December 31, 2021 was $298,544. The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on December 31, 2021. The market values based on the closing bid price as of December 31, 2021 was $0.49.  There were no options outstanding as of December 31, 2020.

The following table summarizes the assumptions used for estimating the fair value of the stock options granted during 2021:

	For the years ended December 31,
	2021	2020
Expected life (years)	5	N/A
Dividend yield	0%	N/A
Expected volatility	369-370%	N/A
Risk free interest rates	1.56-1.59%	N/A

As of December 31, 2021, there was approximately $3,127,370 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of 2.79 years.

Treasury Stock

During the first quarter in 2021, the Company retired 1,000,000 shares of treasury stock with a value of $516,528 (see Note 3).

11. INCOME TAXES

No income taxes were recorded in the years ended December 31, 2021 and 2020 since the Company had taxable losses in these periods.

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% for the periods presented to income (loss) before income taxes.

The sources of the difference are as follows:

	Years ended December 31,
	2021	2020
Expected tax at 21%	$(2,196,879)	$(773,128)

Nontaxable unrealized gain on investment in and receivable from Can B Corp	-	101,529
Nondeductible stock-based compensation	518,614	117,131
State tax net of federal benefit	(954,062)	-
Change in state tax rate	(1,077,991)	-
Other	(174,171)	-
Increase (decrease) in valuation allowance	3,884,489	554,468

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2021	December 31, 2020

Net operating loss carryforward	$4,368,423	$1,458,373
Stock based compensation	4,536,393	3,391,178
Intangibles	(155,470)	-
Accrued compensation	(11,049)	-
Right-of-use assets	39,762	-
Other	(44,019)	-
Total deferred tax assets	$8,734,040	$4,849,551

Less valuation allowance	$(8,734,040)	$(4,849,551)

Deferred income tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of December 31, 2021 and December 31, 2020 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at December 31, 2021 and December 31, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate. The change in the valuation allowance from 2020 to 2021 is an increase of $3,884,000.

As of December 31, 2021, the Company had federal and state net operating loss carry forwards of $16,121,000 and $14,360,000 which may be used to offset future taxable income. Approximately $1,521,000 of the federal NOL’s will begin to expire in 2031 while $14,599,000 will not expire.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2021 and 2020 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2021 and 2020. The Company did not recognize any interest or penalties during fiscal 2021 or 2020 related to unrecognized tax benefits.

Tax years 2018-2021 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

12. LEASES

On January 1, 2021, Iconic. executed a cancellable Lease Agreement with Dan Kay International (an entity controlled by Richard DeCicco) for the lease of the Company’s office and warehouse space in North Amityville New York. The agreement has a term of three years from January 1, 2021 to January 1, 2024 and provides for monthly rent of $4,893.

On November 12, 2019, TopPop LLC executed a lease agreement with Plymouth 4 East Stow LLC to rent approximately 26,321 square feet of warehouse space in Marlton, NJ. The lease provided a term of five years commencing upon January 1, 2020 and terminating on December 31, 2024. The lease also provided for a monthly payment to Plymouth 4 East Stow LLC for common area use of $4,430 and a security deposit to the Landlord of $45,864.

Effective November 6, 2020, TopPop LLC executed a lease agreement with Warehouse4Biz LLC to rent approximately 14,758 square feet of warehouse space in Bellmawr, NJ. The lease provided a lease term of two years commencing upon December 1, 2020 and terminating on November 30, 2022. The lease provided a security deposit to Warehouse4Biz LLC of $20,734.

Effective May 19, 2021, TopPop LLC executed a lease agreement with Industrial Opportunities II LLC to rent approximately 63,347 square feet of warehouse space in Pennsauken, NJ. The lease provided a lease term of 76 months commencing upon September 1, 2021 and terminating on December 31, 2027. The lease provided a security deposit to Industrial Opportunities II LLC of $64,931.

At December 31, 2021, the future undiscounted minimum lease payments under the noncancellable leases are as follows:

As of December 31, 2021
Year ending December 31, 2022	$669,919
Year ending December 31, 2023	602,358
Year ending December 31, 2024	559,951
Year ending December 31, 2025	576,750
Year ending December 31, 2026	594,052
Thereafter	1,876,563
Total undiscounted finance lease payments	4,879,593
Less: Imputed interest	1,663,278
Present value of finance lease liabilities	$3,216,315

The operating lease liabilities of $3,216,315 and $49,147 as of December 31, 2021 and December 31, 2020, respectively, represents the discounted (at a 10% estimated incremental borrowing rate) value of the future lease payments at December 31, 2021 and December 31, 2020. The Company’s weighted-average remaining lease term relating to its operating leases is 5.05 years.

For the years ended December 31, 2021 and 2020, occupancy expense attributed to these leases were $424,523 and $121,579, respectively.

13. COMMITMENTS AND CONTINGENCIES

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

The Hooters Agreement provides for United’s payment of Royalty Fees (payable quarterly) to Hooters equal to 6% of the net sales of the licensed products subject to a minimum royalty fee of $65,000 for Agreement year 1 (ending December 31, 2018), $255,000 for Agreement year 2, $315,000 for Agreement year 3 and 4, $360,000 for Agreement year 5, and $420,000 for Agreement year 6.

On November 1, 2021, the Company amended its agreement with Hooters (the “Amended Agreement”) which will be effective until December 31, 2025 with an option to extend until 2028. Under the Amended Agreement, the Company must pay Hooters 10% of net sales of all products during the term. Both parties agreed that unpaid minimum royalties accrued under the original agreement is cancelled. During the year ended December 31, 2021, the parties cancelled $577,590 of unpaid accrued royalties.

d. Marketing and Order Processing Services Agreement

During October 2019, United executed a Marketing and Order Processing Services Agreement (the “QVC Agreement”) with QVC, Inc. (“QVC”). Among other things, the Agreement provides for United’s grant to QVC of an exclusive worldwide right to promote the Bellissima products through direct response television programs.

The Initial License Period commenced October 2019 and expires in December 2021 (i.e., two years after first airing of a Bellissima product). Unless either party notifies the other party in writing at least 30 days prior to the end of the Initial License Period or any Renewal License Period of its intent to terminate the QVC Agreement, the License continually renews for additional two-year periods. In January 2022, the license renewed for another two years.

The QVC Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the years ended December 31, 2021 and 2020, the marketing fees expense was $292,562 and $461,861, respectively, and the direct response sales generated from QVC programs was $1,599,732 and $1,994,349, respectively.

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

f. Concentration of sales

For the year ended December 31, 2021 and 2020, sales consisted of:

	2021	2020
Bellissima product line:
QVC direct response sales	$1,599,732	$1,994,349
Other	1,112,499	704,705
Total Bellissima	2,712,231	2,699,054
TopPop	2,192,119	-
Hooters product line	55,666	149,859

Total	$4,960,016	$2,848,913

Accounts receivable due from QVC direct response sales was $227,617 and $272,297 as of December 31, 2021 and 2020, respectively.

g. Commission Agreements

On July 10, 2019, the Company executed a Commission Agreement with CAA-GBA USA, LLC (“CCA-GBG”). The agreement provides CCA-GBG to receive 5% revenue generated with respect to the co-packing or related manufacturing deal for Anheuser-Busch, LLC. Additionally, CAA-GBG is also entitled to receive 5% of revenue for new business identified. The initial agreement expires on July 31, 2021 and automatically renews every year. The Company has decided to keep this agreement in place and no commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through December 31, 2021.

Effective December 11, 2019, the Company executed a Commission Agreement with Christopher J. Connolly. Mr. Connolly had agreed to provide sales representation services to Company for alcohol ice pop packing opportunities in exchange for commission. The agreement provides a commission 5% of gross revenue collected. The initial term is one year from the effective date. The agreement will renew automatically for 1-year terms unless the agreement is terminated. The Company has decided to keep this agreement in place and no commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through December 31, 2021.

14. RELATED PARTY TRANSACTIONS

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

The Company has agreed to keep this agreement in place and for the year ended December 31, 2021 the company has recorded consulting expense of $75,000.

15. SEGMENT REPORTING

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has two reportable segments: sale of branded alcoholic beverages and specialty packaging. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, segment selling, general and administrative expenses, research and development costs and stock-based compensation. It does not include other charges (income), net and interest and other, net.

	Branded Beverages	Specialty Packaging (TopPop)	Corporate	Total
Balance sheet at December 31, 2021
Assets	$2,925,694	$47,780,962	$-	$50,706,656
Liabilities	$2,447,005	$29,146,596	$-	$31,593,601

Balance sheet at December 31, 2020
Assets	$1,354,892	$-	$-	$1,354,892
Liabilities	$3,183,015	$-	$-	$3,183,015

Income Statement for the year ended December 31, 2021	Branded Beverages	Specialty Packaging	Corporate	Total
Net Sales	$2,767,897	$2,192,119	$-	$4,960,016
Cost of Goods Sold	$1,312,763	$3,315,971	$-	$4,628,734
Total operating expenses	$3,806,375	$3,444,754	$3,341,738	$10,592,867
Loss from operations	$(2,351,241)	$(4,568,606)	$(3,341,738)	$(10,261,585)
Interest expense	$-	$238,607	$-	$238,607
Depreciation and amortization	$1,742	$1,485,618	$-	$1,487,360

Income Statement for the year ended December 31, 2020
Net Sales	$2,848,913	$-	$-	$2,848,913
Cost of Goods Sold	$1,330,441	$-	$-	$1,330,441
Total operating expenses	$3,664,366	$-	$1,052,198	$4,716,564
Loss from operations	$(2,145,894)	$-	$(1,052,198)	$(3,198,092)
Loss on investment in and receivable from Can B Corp	$-	$-	$483,472	$483,472
Depreciation and amortization	$29,196	$-	$-	$29,196

16. PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the years ended December 31, 2021 and 2020 as though the company acquired TopPop on January 1, 2020 is set forth below.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Sales	$14,853,763	$5,090,755
Cost of sales	11,077,756	3,064,113
Gross Profit	3,776,007	2,026,642

General and administrative expenses	11,123,461	10,734,747
Selling and marketing	998,741	899,125
Total Operating expenses	12,122,202	11,633,872
Operating Loss	(8,346,195)	(9,607,230)
Other (Expense) Income
Loss on investment in and receivable from Can B Corp.	-	(483,472)
Interest expense	(448,024)	(621,693)
Gain on forgiveness of PPP loan	(28,458)	75,995
Total Other Income	(476,482)	(1,029,170)
Net loss	$(8,822,677)	$(10,636,400)
Net loss attributable to noncontrolling interests in subsidiaries	(40,882)	(109,962)
Net loss attributable to common stockholders:	$(8,781,795)	$(10,526,438)

Basic and Diluted Loss Per Common Share	$(0.10)	$(0.12)

Weighted Average Shares Outstanding – basic and diluted	87,715,476	87,199,430

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results include adjustments in the 2020 calendar year primarily related to amortization of acquired intangible assets of $3,555,380, interest expense on notes payable of $376,200, and officer compensation of $1,040,285.

17. SUBSEQUENT EVENTS

On January 5, 2022, the Company closed the second tranche of the equity financing and sold 12,257 shares of Series A-2 Preferred Stock, 4,781,004 shares of common stock and warrants to purchase 40,018,583 shares of common stock for gross proceeds of approximately $12.2 million and net proceeds of approximately $10.8 million after deduction of placement agent commissions and expenses of the offering. Such net proceeds are expected to be used by the Company for domestic and international expansion of its Bellissima brand, the expansion of the production facilities of the Company’s TopPop subsidiary, new product launches, marketing, and other general working capital purposes.

Between January 2022 and May 2022, stockholders converted 701 shares of Series A-2 Preferred Stock into 1,763,200 shares of common stock at $0.31 per share.

Pursuant to an amended licensing agreement entered into on April 22, 2022, the Company will grant 1,500,000 options to purchase common stock, subject to approval by the Board of Directors of Iconic, and subject to approval of Iconic’s stock option and grant plan (as may be amended from time to time, the “Plan”) by its stockholders. The exercise price per share of the Option will be equal to the fair market value of Iconic’s common stock on the date the Option is granted, as determined in good faith by its Board of Directors. The Option will be subject to the terms and conditions, including vesting terms (two (2) year vesting in equal quarterly installments), as set forth in a stock option agreement.  As of the date of this filing, the options were not yet granted.

As of April 15, 2022, the Company is late in filing its Annual Form 10K for the year ended December 31, 2021, and under the terms of the Securities Purchase Agreement signed on July 26, 2021, will incur a late filing penalty. The penalty will be calculated at a monthly rate of 1% of the subscription amount of the Securities offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 23, 2021, Mazars USA LLP (“Mazars”) was appointed as the new independent registered public accounting firm for Iconic Brands, Inc. (the “Company”). Prior to engaging Mazars on December 23, 2021, the Company had not consulted Mazars regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did the Company consult with Mazars regarding any disagreements with the Company’s prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Simultaneously with the appointment of Mazars, on December 23, 2021, Qi CPA LLC (“Fei Qi”) resigned as the independent registered public accounting firm for the Company. The decision to change audit firms from Fei Qi to Mazars was approved by the Company’s Board of Directors.

Since December 14, 2020, the date on which Fei Qi was engaged and through December 23, 2021, there were no disagreements with Fei Qi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Fei Qi’s satisfaction, would have caused Fei Qi to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements.

During the period from December 14, 2020 through December 23, 2021, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

We authorized Fei Qi to respond fully to the inquiries of Mazars, and Fei Qi has provided us with a letter addressed to the U.S. Securities and Exchange Commission stating that it agrees with the above statements, as required by Item 304(a)(3) of Regulation S-K, which is attached as Exhibit 16.1 of our Current Report on Form 8-K filed December 23, 2021.

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

Our Principal Executive Officer and Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Principal Executive Officer and Principal Financial Officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

As of December 31, 2021, we did not maintain effective controls over the control environment. In the past, we were a small start-up company with only two full time employees and lacked the ability to have adequate segregation of duties and adequate oversight of the financial statement preparation process. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these internal control deficiencies, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We have been working and are currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses by (i) adding additional personnel in the future when working capital permits; (ii) working with our independent registered public accounting firm to refine our internal procedures; and (iii) performing a complete review of its internal controls during 2022.

Management is continually evaluating the internal controls and makes improvements on an ongoing basis. Where necessary the Company proactively provides additional resources and consultants to make such improvements. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner, and require us to incur additional costs or to divert management resources.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting through the date of this report or during the twelve months ended December 31, 2021, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and biographical information of each of our current directors and executive officers, and the positions within our company held by each person. Our directors serve a one-year term until their successors are elected and qualified, or until such director’s earlier death, resignation or removal. Our executive officers are appointed annually by our board of directors and serve at the pleasure of our board.

Name	Age	Position(s)
Larry Romer	68	Chief Executive Officer
Richard DeCicco	63	President and Chairman of the Board of Directors
David Allen	67	Chief Financial Officer
John Cosenza	53	Chief Operating Officer
Tom Martin	62	President and Chief Operating Officer of TopPop LLC
Roseann Faltings	63	Director

Larry Romer has served as our Chief Executive Officer since July 2021. Mr. Romer is a 40 plus year veteran of the beverage business holding senior management positions with The Coca-Cola Bottling Company of New York, The Paddington Corporation, Jim Beam Brands Company and Southern Glazer’s Wine and Spirits, LLC. From 2005 until March 2021, Mr. Romer was Senior Vice President and General Manager of the Sapphire Division at Southern Glazer’s Wine and Spirits, LLC. Prior to his employment at Southern Glazer’s Wine and Spirits, LLC, from 1993 until 2005, Mr. Romer was Regional Vice President of Jim Beam Brands Company. From 1985 until 1993, Mr. Romer was State Manager and Regional Vice President of The Paddington Corporation. Prior to The Paddington Corporation, from 1976 until 1985, Mr. Romer was a District Manager at The Coca-Cola Bottling Company of New York. Mr. Romer holds a bachelor’s degree in Health and Physical Education from Manhattan College and a master’s degree in Health and Physical Education from Adelphi University.

Richard DeCicco has served as our Chief Executive Officer, President and member our board since 2007. With over 43 years of experience in the global liquor industry, Mr. DeCicco has been a senior executive and a leader in the wine and spirits industry. Previously, Mr. DeCicco served as President of Harbrew Imports Ltd. since its inception in 1999. From September 1997 until 1999, Mr. DeCicco was a consultant for individuals entering the alcohol beverage business. From May 1990 until September 1997, Mr. DeCicco was the Chief Executive Officer and President of Harbor Industries, a production facility. In addition to having been the national provider for The Paddington Corporation brands from 1990 to 1997, Mr. DeCicco pioneered what is now known within the field as Value Added Packaging. We believe Mr. DeCicco is qualified to serve as a member of our board because of his experience in and relationships within the industry. Mr. DeCicco is the President of United Spirits Inc.

John Cosenza has served as our Chief Operating Officer since July 2021, and prior to that was employed by us in an advisory role since April 2021. Mr. Cosenza started his career at Anheuser-Busch (“AB”) in April 2000 as Senior Corporate Social Responsibility Manager, until December 2008. From January 2009 until February 2010, Mr. Cosenza served as District Manager at AB. From February 2021 then served as Category Manager at AB from February 2020 until March 2021. Mr. Cosenza has an MBA in finance from Long Island University, and a bachelor’s degree in Sports Management and Athletic Administration from St. John’s University.

David Allen has served as our Chief Financial Officer since July 2021. Mr. Allen has over 22 years of experience serving as the chief financial officer of public companies and over 40 years of experience as a certified public accountant, starting his career with Arthur Andersen & Co. Mr. Allen has served as our Chief Financial Officer since July 2021. Prior to Charlie’s Holdings, Inc., he served as Chief Financial Officer of Charlies Holdings, Inc. from April 2019 to May 2021 (OTC: CHUC) . Prior to that, from December 2014 until January 2018, Mr. Allen served as the Chief Financial Officer of WPCS International, Inc. (NASDAQ: WPCS). From 2007 to 2013, Mr. Allen served as the Chief Financial Officer and Executive Vice President of Administration at Converted Organics, Inc. (NASDAQ: COIN). From 1999 to 2004 he served as Chief Financial Officer, and later Chief Executive Officer, of Milbrook Press, Inc. (NASDAQ: MILB). During the periods not listed above, Mr. Allen held various consulting roles at both public and private companies. Additionally, Mr. Allen has been a member of the board of directors and the Chairman of the Audit Committee of Marimed, Inc. (OTC: MRMD) since June 2019, and was a member of the board of directors and Chairman of the Audit Committee of Charlie’s Holdings, Inc. (OTC: CHUC) from May 2021 until October 2021. From 2004 to 2017, Mr. Allen served as Chief Financial Officer of Bailey’s Express, Inc., a privately held trucking corporation, which filed for Chapter 11 bankruptcy in July 2017; he served as the Chapter 11 Plan Administrator for the bankruptcy case from inception until the case was finalized in December 2020. Mr. Allen is a licensed CPA and holds a bachelor’s degree in accounting and a master’s degree in taxation from Bentley College.

Tom Martin was a co-founder of TopPop and has been its President and Chief Operating Officer since its incorporation in 2019. Mr. Martin has been in the primary and secondary packaging industry for over 40 years. From 1991 to 1997, Mr. Martin served as Director for the printing, contract packaging and machine groups at Sancoa International. In 1997, he co-founded Slate Packaging, where he served as President and Chief Executive Officer until 2005, where he built a printing, equipment and contract packaging business that was later sold to a large Kansas City printing company. From 2005 to 2012, Mr. Martin was an Executive Vice President at Klocke of America, a food, cosmetic and health care contract manufacturing business. From 2012 to 2019, he was employed at Universal Synergetic dba THEM of NJ, as Vice President and General Manager, where he produced ready-to-use, single-format retail food, beverage, liquor and cosmetic products. Mr. Martin holds an AAS degree in Engineering from Rutgers University in Camden, New Jersey.

Roseann Faltings has served as a member of our board of directors since May 2015 and as an officer since 2003, most recently as our Vice President of Celebrity Partnership Relations. Ms. Faltings is an international liquor industry veteran of more than 18 years with experience in brand development, marketing, sales and distribution across the beer, wine and spirits categories. Throughout her executive career, Ms. Faltings has worked on United Spirits’ brand portfolio, including Bellissima by Christie Brinkley, as well as Danny DeVito’s Premium Limoncello, Yanjing Beer (the national beer of China), Johnny Bench 5 Scotch Whisky and other private label products. Ms. Faltings was Director of Sales and Marketing of Harbrew Imports Ltd., a predecessor of Iconic, beginning in 2003 until 2005. In 2005, Ms. Faltings was appointed VP of Sales and Marketing of Iconic and served as a Vice President since that time. Ms. Faltings received her bachelor’s degree in Business Administration from New York Institute of Technology. We believe Ms. Faltings is qualified to serve as a member of our board because of her marketing and executive management expertise within our industry and her strong relationships within the U.S. distribution and wholesale supply chain.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2021, we believe that, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2021.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy. Our business operations are not complex and are very limited. We seek advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting. As our business has expanded through the acquisition of TopPop in July 2021, we expect to adopt a written code of ethics in 2022.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2021 and 2020 to our principal executive officer and one additional officer (collectively, the “named executive officers”). We had no other executive officers during such fiscal years.

Name and Principal Position	Year	Annual Salary ($)	Restricted Common Stock (3) ($)	Stock Option (4) ($)	Total ($)
Richard DeCicco	2021	265,000	120,000	238,492	623,492
Chief Executive Officer, Chief Financial Officer and President(1)	2020	265,000	—	—	265,000
Roseann Faltings	2021	187,500	40,000	179,994	407,994
Board Member and Vice President	2020	150,000	—	—	150,000
Larry Romer	2021	187,500	—	224,992	412,492
Chief Executive Officer (2)	2020	—	—	—	—
David Allen	2021	146,250	322,125	202,493	670,868
Chief Financial Officer (2)	2020	60,000	51,750	—	111,750
Tom Martin	2021	106,250	—	202,493	308,743
Chief Operating Officer of TopPop (2)	2020	—	—	—	—
John Cosenza	2021	168,750	—	202,493	371,243
Chief Operating Officer (2)	2020	—	—	—	—

(1)

Mr. DeCicco resigned the positions of Chief Executive Officer and Chief Financial Officer on July 26, 2021 in connection with our acquisition of TopPop and the completion of our financing and restructuring transactions that were consummated on such date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

(2)	On July 26, 2021, we entered into two-year employment agreements with Larry Romer, David Allen, Tom Martin and John Cosenza.
(3)	Represents fair value of common shares issued in May 2021 and July 2021
(4)

Stock options were issued on September 21, 2021, and vest over three years. The dollar value in the column above represents the aggregate grant date fair value of stock option awards determined in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth in the notes to our financial statements

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Larry Romer	—	500,000	—	$0.45	10/12/2031
Richard DeCicco	—	530,000	—	$0.45	10/12/2031
Roseann Faltings	—	400,000		$0.45	10/12/2031
David Allen	—	450,000	—	$0.45	10/12/2031
John Cosenza	—	450,000	—	$0.45	10/21/2031
Tom Martin	—	450,000	—	$0.45	10/12/2031

2021 Long-Term Incentive Plan

On August 16, 2021, our board of directors adopted our 2021 Long-Term Incentive Plan (the “2021 Incentive Plan”) to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons. Our stockholders approved the plan on or about August 16, 2021. Employees, officers, directors and consultants that provide services to us or one of our subsidiaries may be selected to receive awards under the 2021 Incentive Plan.

Our board of directors, or one or more committees appointed by our Board or another committee (within delegated authority), administers the 2021 Incentive Plan. The administrator of the 2021 Incentive Plan has broad authority to:

•	select participants and determine the types of awards that they are to receive;

•

determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award and establish the vesting conditions (if applicable) of such shares or awards;

•	cancel, modify or waive our rights with respect to, or modify, discontinue, suspend or terminate any or all outstanding awards, subject to any required consents;

•	construe and interpret the terms of the 2021 Incentive Plan and any agreements relating to the 2021 Incentive Plan;

•	accelerate or extend the vesting or exercisability or extend the term of any or all outstanding awards subject to any required consent;

•	subject to the other provisions of the 2021 Incentive Plan, make certain adjustments to an outstanding award and authorize the termination, conversion, substitution or succession of an award; and

•

allow the purchase price of an award or shares of our common stock to be paid in the form of cash, check or electronic funds transfer, by the delivery of previously-owned shares of our common stock or by a reduction of the number of shares deliverable pursuant to the award, by services rendered by the recipient of the award, by notice and third party payment or cashless exercise on such terms as the administrator may authorize or any other form permitted by law.

A total of 18,540,000 shares of our common stock are reserved for issuance with respect to awards granted under the 2021 Incentive Plan. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2021 Incentive Plan. As of the date hereof, stock option grants to purchase an aggregate of 7,408,200 shares of common stock have been made under the 2021 Incentive Plan and 11,131,800 shares authorized under the 2021 Incentive Plan remain available for award purposes.

Awards under the 2021 Incentive Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards. The administrator may also grant awards under the plan that are intended to be performance-based awards within the meaning of Section 162(m) of the U.S. Internal Revenue Code. Awards under the plan generally will not be transferable other than by will or the laws of descent and distribution, except that the plan administrator may authorize certain transfers.

Nonqualified and incentive stock options may not be granted at prices below the fair market value of the common stock on the date of grant. Incentive stock options must have an exercise price that is at least equal to the fair market value of our common stock, or 110% of fair market value of our common stock in the case of incentive stock option grants to any 10% owner of our common stock, on the date of grant. These and other awards may also be issued solely or in part for services. Awards are generally paid in cash or shares of our common stock. The plan administrator may provide for the deferred payment of awards and may determine the terms applicable to deferrals.

As is customary in incentive plans of this nature, the number and type of shares available under the 2021 Incentive Plan and any outstanding awards, as well as the exercise or purchase prices of awards, will be subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders. In no case (except due to an adjustment referred to above or any repricing that may be approved by our stockholders) will any adjustment be made to a stock option or stock appreciation right award under the 2021 Incentive Plan (by amendment, cancellation and re-grant, exchange or other means) that would constitute a repricing of the per-share exercise or base price of the award.

Generally, and subject to limited exceptions set forth in the 2021 Incentive Plan, if we dissolve or undergo certain corporate transactions such as a merger, business combination or other reorganization, or a sale of all or substantially all of our assets, all awards then-outstanding under the 2021 Incentive Plan will become fully vested or paid, as applicable, and will terminate or be terminated in such circumstances, unless the plan administrator provides for the assumption, substitution or other continuation of the award. The plan administrator also has the discretion to establish other change-in-control provisions with respect to awards granted under the 2021 Incentive Plan. For example, the administrator could provide for the acceleration of vesting or payment of an award in connection with a corporate event that is not described above and provide that any such acceleration shall be automatic upon the occurrence of any such event.

Our board of directors may amend or terminate the 2021 Incentive Plan at any time, but no such action will affect any outstanding award in any manner materially adverse to a participant without the consent of the participant. Plan amendments will be submitted to stockholders for their approval as required by applicable law or any applicable listing agency. The 2021 Incentive Plan is not exclusive, and our board of directors and Compensation Committee may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.

The 2021 Incentive Plan will terminate on August 16, 2031. However, the plan administrator will retain its authority until all outstanding awards are exercised or terminated. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2021 Incentive Plan is ten years after the initial date of the award.

Non-Employee Director Compensation

We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity.

Employment Agreements

On July 26, 2021, we entered into two-year employment agreements with each of Messrs. DeCicco, Romer, Allen, Martin and Cosenza, and with Ms. Faltings. Unless earlier terminated, at the end of the initial term or any renewal term, each agreement automatically renews for additional two-year terms until either we or the executive provides the other party with a timely notice of non-renewal.

The following is a summary of the compensation arrangements set forth in each employment agreement described above:

Executive	Title	Annual Base Salary	Annual Targeted Bonus
Richard DeCicco	Chairman of the Board and President	$265,000	Determined by the Board, with a target of 25% of Annual Base Salary
Larry Romer	Chief Executive Officer	$250,000	Determined by the Board, with a target of 35% of Annual Base Salary
David Allen	Chief Financial Officer	$250,000	Determined by the Board, with a target of 25% of Annual Base Salary
Tom Martin	Chief Operating Officer — TopPop LLC	$250,000	Determined by the Board, with a target of 25% of Annual Base Salary
John Cosenza	Chief Operating Officer	$225,000	Determined by the Board, with a target of 25% of Annual Base Salary
Roseann Faltings	Board Member and Vice President	$200,000	Determined by the Board, with a target of 25% of Annual Base Salary

Each executive is also eligible to receive employee stock option grants and/or restricted stock grants during the term of their employment, with the amount, frequency and other details of such grants determined by the Board.

Pursuant to the terms of Mr. Romer’s employment agreement, if we consummate a sale of its “Bellissima”™ product line during the term of the agreement (the “Bellissima Sale”), Mr. Romer will be entitled to receive a payment equal to two and a half percent (2.5%) of the net proceeds received by us in connection with such sale. In addition, Mr. Romer has entered into a letter agreement with Mr. DeCicco and Ms. Faltings pursuant to which, in the event a Bellissima Sale is consummated during the term of Mr. Romer’s employment, Mr. DeCicco and Ms. Faltings will pay Mr. Romer an amount equal to a total of two and a half percent (2.5%) of the net proceeds received by Mr. DeCicco and Ms. Faltings in connection with such sale.

Under the employment agreements, each executive will be entitled to severance in the event that we terminate his or her employment without Cause (as defined in the applicable employment agreement), his or her employment is terminated as a result of a Disability (as defined in the applicable employment agreement), or, in the case of Messrs. DeCicco and Allen, and Ms. Faltings, he or she resigns from his or her employment for Good Reason (as defined in the applicable employment agreement). The severance for Messrs. DeCicco and Allen, and Ms. Faltings would be a lump sum amount equal to: (i) 24 months of base salary at the then current rate, plus (ii) a prorated bonus for the year of termination equal to the target bonus multiplied by a fraction, the numerator of which is the number of days such executive was employed by us in the year of termination and the denominator being 365; plus (iii) a bonus for the severance period equal to 2x the target bonus. The severance for Mr. Romer would be a lump sum amount equal to: (i) 12 months of base salary at his then current rate, plus (ii) a prorated bonus for the year of termination equal to his target bonus multiplied by a fraction, the numerator of which is the number of days Mr. Romer was employed by us in the year of termination and the denominator being 365. The severance for Mr. Cosenza would be a lump sum amount equal to: (i) six months of base salary at his then current rate, plus (ii) a prorated bonus for the year of termination equal to his target bonus multiplied by a fraction, the numerator of which is the number of days Mr. Cosenza was employed by us in the year of termination and the denominator being 365.

Additionally, if an executive elects to continue to receive group health insurance coverage under our group health plan pursuant to COBRA, we will reimburse such executive for his or her monthly COBRA premiums for the duration of the applicable severance period; provided that the executive must show adequate documentation of his or her payment of the COBRA premiums and in the event that the executive becomes ineligible for COBRA coverage or fails to provide adequate documentation of his or her payment of the COBRA premiums, we shall no longer have any obligation to reimburse such COBRA amounts. An executive’s entitlement to the severance benefits described above is conditioned upon such executive’s timely executing an effective general release of claims in favor of us in connection with his or her termination of employment.

In connection with the execution of his or her employment agreement, each executive also executed our standard confidentiality, restrictive covenant, and assignment agreement, containing customary confidentiality restrictions and work-product provisions, as well as customary non-competition, non-service, and non-solicitation covenants with respect to our employees, consultants and customers

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 13, 2022 by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our executive officers; and

•	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after the filing of this Form 10-K. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

In the table below, the percentage of beneficial ownership of our common stock is based on 97,106,948 shares of our common stock outstanding as of the filing of this Form 10-K (“Filing Date”). Unless otherwise noted below, the address of the persons listed on the table is c/o Iconic Brands, Inc., 44 Seabro Avenue, Amityville, NY.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (%)(1)
Named Executive Officers and Directors
Richard DeCicco	24,686,893	25.42%
Roseann Faltings	600,200	*
Larry Romer[(2)]	640,000	*
John Cosenza[(3)]	640,000	*
David Allen	1,000,000	1.03
Tom Martin	7,388,219	7.61
Executive Officers and Directors as a Group (6 persons)	34,101,980	35.12

Other 5% Stockholders
Hudson Bay Master Fund, Ltd.[(4)]	5,454,112	5.62

_________________

* Indicates less than 1%.

(1)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on the Filing Date. On the Filing Date, there were 97,106,948 shares of our common stock outstanding. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the conversion of Series A-2 Preferred Stock or the exercise of Warrants owned by that person which are exercisable within 60 days of the filing of this Form 10-K. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Includes 320,000 shares of common stock and 320,000 shares of common stock issuable upon exercise of outstanding Warrants held by Mr. Romer.
(3)	Includes 320,000 shares of common stock and 320,000 shares of common stock issuable upon exercise of outstanding Warrants held by Mr. Cosenza.
(4)

Includes 3,265,312 shares of common stock underlying Series A-2 Preferred Stock and 3,265,312 shares of common stock underlying the Warrants. Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities. Hudson Bay Master Fund, Ltd.’s address is C/o Hudson Bay Capital Management LP, 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2021 and December 31, 2020 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

United Spirits

Prior to our acquisition of United on July 26, 2021, United was owned and managed by Richard DeCicco, our Chairman of the Board and President. During the year ended December 31, 2020 and up to July 31, 2021, total payments to United amounted to $30,680, all of which remained accrued and unpaid as of December 31, 2020.

On July 26, 2021, we entered into an acquisition agreement with Richard DeCicco for the purchase of United. See “Business—Recent Developments” for more information.

Exchange of Shares

On July 26, 2021, the Company entered into a securities exchange agreement (the “Series A Preferred Exchange Agreement”), with Richard DeCicco, who, at the time of execution and delivery of such agreement, was the Company’s Chief Executive Officer, Chief Financial Officer, chairman of the Company’s board of directors (the “Board”) and the holder of the Company’s one issued and outstanding share of Series A Preferred Stock. Pursuant to the Series A Preferred Exchange Agreement, Mr. DeCicco exchanged his one share of Series A Preferred Stock for 25,600,000 shares of Common Stock. Upon such exchange, the Series A Preferred Stock, which previously gave Mr. DeCicco two votes for every one vote of the Company’s outstanding voting securities, was cancelled and all contractual (or similar) rights, preferences and obligations relating to such Series A Preferred Stock became null and void and of no further effect whatsoever.

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

There were no share exchanges in 2020.

Distribution Agreements

On May 1, 2016, Bellissima entered into a distribution agreement with United, which was then owned and managed by Richard DeCicco, for United to distribute and wholesale Bellissima’s product and to act as the licensed importer and wholesaler. The distribution agreement provided United the exclusive right for a term of ten years to sell Bellissima’s product for an agreed distribution fee equal to $1.00 per case of product sold.

On May 1, 2015, BiVi entered into the distribution agreement with United for United to distribute and wholesale BiVi’s products and to act as the licensed importer and wholesaler. Pursuant to the distribution agreement, United had the exclusive right to sell our products until 2025 for a distribution fee of $1.00 per case of product sold.

Prior to our acquisition of United, we marketed and sold our private label Hooters products pursuant to a Marketing and Distribution Agreement entered into between us and United, effective as of April 1, 2019. Under such agreement, we had been granted the exclusive right to market and distribute the Hooters Spirits products line to (a) “Hooters” branded restaurants; (b) liquor distributors; and (c) off-premise, retail establishments (with all sales being made through distributors licensed to conduct business in the state of such sale) in the United States, Europe and Asia for a period of five years (which could have been extended by up to an additional five years by us upon written notice to United, so long as we were not in breach of the agreement). The agreement provided for United to receive a fee of $1.00 per case of product sold to any wholesaler for retailer distribution.

Lease Agreement

We lease our office and warehouse space in North Amityville, New York from Dan Kay International, an entity controlled by Richard DeCicco. On January 1, 2021, we entered into a lease extension with Dan Kay International pursuant to which we extended the term of our lease to January 1, 2024 for $4,892.89 per month.

Amended and Restated LLC Agreements of Bellissima Spirits LLC and BiVi LLC

On July 26, 2021, we, and each other member identified therein, including Mr. DeCicco and Rosanne Faltings, our vice president of sales and a member of the Board, entered into an Amended and Restated Limited Liability Company Agreement dated as of July 26, 2021 of Bellissima and BiVi. Such agreement provides that the manager of Bellissima and BiVi, currently Mr. DeCicco, may cause Bellissima and BiVi to make distributions of available cash flow to the members pro rata in accordance with their cash flow ratios, of which we are entitled to 100% of any such distribution of available cash flow. Such agreement also provides that the manager shall cause Bellissima and BiVi to make distributions of net proceeds attributable to certain capital events to members pro rata in accordance with their membership interest percentage, of which we are entitled to 54% of any such distribution of net proceeds and Mr. DeCicco and Ms. Faltings are entitled to 15.34% and 15.33%, respectively. Transfers of membership interests in Bellissima and BiVi are generally restricted and such agreement provides for preemptive rights, rights of first refusal, and rights of co-sale, in each case, in accordance with the terms and conditions set forth therein.

On April 22, 2022 we entered into a Second Amended and Restated Limited Liability Company Agreement of Bellissima, which provides that upon (i) a sale of all or substantially all of our assets, (ii) a change of control of us, (iii) a sale of equity following which our shareholders immediately prior to such transaction do not own, immediately following such transaction, a majority of the voting and economic rights in us, or (iv) a merger, consolidation or similar transaction involving us, each of Mr. DeCicco and Ms. Faltings will be entitled to sell their interest in Bellissima to us in exchange for the value of their equity interest in Bellissima that they would have received upon the sale of their equity interest in Bellissima, upon the sale of Bellissima, which value will be determined by an independent third-party appraiser.

Director Independence

Our board of directors has determined that none of our directors are currently “independent” as that term is defined under NASDAQ Listing Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Mazars, Fei Qi and BMKR, LLP for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
Mazars USA LLP
Audit Fees (1)	$25,000	$—
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Fei Qi, CPA	—	—
Audit Fees (1)	$60,000	$35,000
Audit Related Fees	7,500	—
Tax Fees	—	—
All Other Fees	—	—
BMKR, LLP
Audit Fees (1)	$—	$6,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$92,500	$41,000

__________

(1)	Audit fees were principally for audit and review services.

Of the fees described above for the year ended December 31, 2021 and 2020, all were pre-approved by our board of directors

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this Annual Report:

(1) The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2) The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3) The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

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

10.5

Distribution Agreement by and between Bellissima Spirits LLC and United Spirits, Inc., dated May 1, 2016 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

45

10.6

Amendment No. 1 License Agreement by and among Bellissima LLC and Christie Brinkley, Inc., effective as of June 30, 2017 (Incorporated by reference to our Annual Report on Form 10-K, filed on April 15, 2020)

10.7

Securities Purchase Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd. and Gregory M. Castaldo, dated November 1, 2017 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.8

Registration Rights Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd. and Gregory M. Castaldo, dated November 1, 2017 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.9

Share Exchange Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Gregory M. Castaldo, dated May 21, 2018 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.10

Amendment No. 1 to Securities Purchase Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Gregory M. Castaldo, dated May 21, 2018 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.11

Amendment No. 1 to Registration Rights Agreement by and among the Company, The Special Equities Group, LLC, Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Gregory M. Castaldo, dated May 21, 2018 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

10.12

Amendment No. 1 to Securities Exchange Agreement by and between the Company and BiVi LLC, dated October 26, 2018 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed on October 29, 2018)

10.13

Extension of Lease Agreement by and between the Company and United Spirits, Inc., dated March 27, 2018 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed on September 19, 2018)

10.14+

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

10.17	Marketing and Distribution Agreement by and between the Company and United Spirits, Inc. dated April 1, 2019 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2019)

10.18	Form of Securities Purchase Agreement dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.19	Form of Warrant dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.20	Form of Registration Rights Agreement dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.21	Form of Lock-Up Agreement dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.22	Form of Warrant Exercise Agreement, dated as of May 2, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on May 9, 2019)

10.23	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K filed on May 9, 2019)

10.24	Form of Securities Purchase Agreement dated July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.25	Form of Warrant dated July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.26	Form of Registration Rights Agreement July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.27	Form of Lock-Up Agreement July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.28	Form of Exchange Agreement July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.29	Form of Securities Purchase Agreement dated January 12, 2020 (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.30	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.31	Form of Registration Rights Agreement dated January 12, 2020 (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.32	Form of Lock-Up Agreement dated January 12, 2020 (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.33	Exchange Agreement by and among the Company and Can B Corp dated as of July 29, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 10, 2020)

10.34	Form of 5% Original Issue Discount Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 10, 2020)

10.35	Limited Liability Company Operating Agreement of Bellissima Spirits LLC, dated as of November 15, 2015 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2020)

10.36	Limited Liability Company Operating Agreement of BIVI LLC, dated as of May 15, 2015 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2020)

10.37	Extension of Lease Agreement by and between the Company and Dan Kay International, dated January 1, 2021 (Incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2021)

10.38*	Amendment No. 2 to License Agreement by and among Bellissima LLC and Christie Brinkley, Inc., effective as of April 22, 2022

10.39*	Second Amended and Restated Limited Liability Company Agreement of Bellissima Spirits LLC, dated as of April 22, 2022

16.1	Letter regarding Change in Certifying Accountants (Incorporated by reference to our Current Report on Form 8-K filed on December 17, 2020)

21.1*	Subsidiaries of registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

 ________________

* Filed herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconic Brands, Inc.

Dated: June 15, 2022	By:	/s/ Larry Romer
Larry Romer
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Larry Romer	Chief Executive Officer	Dated: June 15, 2022
Larry Romer	(Principal Executive Officer)

/s/ David Allen	Chief Financial Officer	Dated: June 15, 2022
David Allen	(Principal Financial and Accounting Officer)

/s/ Richard DeCicco	President and Chairman of the Board	Dated: June 15, 2022
Richard DeCicco

/s/ Roseann Faltings	Director	Dated: June 15, 2022
Roseann Faltings

