Form 10-Q
period 2022-03-31
Iconic Brands, Inc.
filed 2022-08-02
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of July 27, 2022, the registrant had 105,897,794 shares of common stock, $0.001 par value per share, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$7,589,114	$2,190,814
Accounts receivable	4,030,076	852,321
Inventory	3,181,719	1,228,351
Prepaid expense and other current assets	528,071	74,517
Total current assets	15,328,980	4,346,003

Right-of-use assets, net	5,491,085	3,074,864
Leasehold improvements, furniture, and equipment, net	7,312,012	5,556,964
Intangible assets	20,812,986	21,609,586
Goodwill	15,976,877	15,976,877
Other assets	223,779	142,362
Total assets	$65,145,719	$50,706,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,482,141	$2,713,046
Notes payable	5,045,466	5,045,466
Factoring liability	1,960,604	-
Deferred revenue	145,694	135,034
Other current liabilities	132,234	132,234
Current portion of operating lease liability	562,202	380,487
Contingent consideration	-	8,244,642
Total current liabilities	12,328,341	16,650,909

Operating lease liability, long term	5,225,683	2,835,828
Notes payable, long term	147,001	147,001
Contingent consideration, long term	20,204,505	11,959,863
Total liabilities	37,905,530	31,593,601

Stockholders’ and members’ equity:
Preferred stock, $0.001 par value; authorized 100,000,000 shares:
Series A-2, 38,180 shares issued and outstanding at March 31, 2022; 26,623 shares issued and outstanding at December 31, 2021	38	27
Common stock, $0.001 par value; authorized 2,000,000,000 shares, 97,086,968 issued and outstanding at March 31, 2022 and 90,542,764 issued and outstanding at December 31, 2021	97,088	90,544
Additional paid-in capital	68,021,374	56,749,055
Accumulated deficit	(40,019,265)	(36,961,344)
Noncontrolling interests	(859,046)	(765,227)
Total stockholders’ equity	27,240,189	19,113,055
Total liabilities and stockholders’ equity	$65,145,719	$50,706,656

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2022	2021
REVENUE
Sales	$4,046,797	$634,533

Cost of goods sold	2,205,039	318,633

Gross Profit	1,841,758	315,900

OPERATING EXPENSES
General and administrative expenses	4,458,387	873,970
Selling and marketing	351,977	121,168
Total operating expenses	4,810,364	995,138

Loss from operations	(2,968,606)	(679,238)

Other income (expense):
Gain on forgiveness of PPP loan	-	28,458
Interest expense	(183,134)	-
Total other income (expense)	(183,134)	28,458

Net loss	$(3,151,740)	$(650,780)

Net (loss) income attributable to noncontrolling interests in subsidiaries	(93,819)	16,174

Net (loss) attributable to Iconic Brands, Inc.	(3,057,921)	(666,954)

Basic and diluted loss per share	$(0.03)	$(0.04)
Weighted average number of shares outstanding	94,923,294	16,309,048

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Series A Preferred stock		Series E Preferred stock		Series F Preferred stock		Series G Preferred stock		Series A-2 Preferred stock		Common stock		Treasury stock		Additional paid-in		Non controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subtotal	interests	Deficit	Total
Balance, December 31, 2020	1	1	2,115,224	2,115	2,414	2,413,750	1,475	1,475,000	-	-	17,268,881	17,269	(1,000,000)	(516,528)	22,430,430	25,822,037	(1,152,810)	(26,497,350)	(1,828,123)
Issuance of common stock in exchange for services rendered and to be rendered	-	-	-	-	-	-	-	-	-	-	401,670	402	-	-	180,350	180,752	-	-	180,752
Retirement of treasury stock	-	-	-	-	-	-	-	-	-	-	(1,000,000)	(1,000)	1,000,000	516,528	(515,528)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,174	(666,954)	(650,780)
Balance, March 31, 2021	1	1	2,115,224	2,115	2,414	2,413,750	1,475	1,475,000	-	-	16,670,551	16,671	-	-	22,095,252	26,002,789	(1,136,636)	(27,164,304)	(2,298,151)

Balance, December 31, 2021	-	-	-	-	-	-	-	-	26,623	27	90,542,764	90,544	-	-	56,749,055	56,839,626	(765,227)	(36,961,344)	19,113,055
Common stock and Series A-2 Preferred stock issued for Cash, net of fees	-	-	-	-	-	-	-	-	12,258	12	4,301,004	4,301	-	-	10,993,763	10,998,076	-	-	10,998,076
Conversion of Series A-2 Preferred Stock for Common Stock	-	-	-	-	-	-	-	-	(701)	(1)	2,243,200	2,243	-	-	(2,242)	(0)	-	-	(0)
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	280,798	280,798	-	-	280,798
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(93,819)	(3,057,921)	(3,151,740)
Balance, March 31, 2022	-	-	-	-	-	-	-	-	38,180	38	97,086,968	97,088	-	-	68,021,374	68,118,500	(859,046)	(40,019,265)	(27,240,189)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,151,740)	$(650,780)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,348	3,546
Amortization of operating lease right-of-use assets	201,253	-
Gain on forgiveness of PPP loan	-	(28,458)
Amortization of intangibles	796,600	-
Equity based compensation	280,798	180,752
Change in allowance for doubtful accounts	47,000	-
Change in operating assets and liabilities:
Accounts receivable	(3,244,755)	106,940
Inventory	(1,953,368)	(83,482)
Operating lease liabilities	(45,904)	-
Accounts payable and accrued expenses	1,769,095	370,182
Prepaid expense and other current assets	(453,554)	-
Other assets	(81,417)	-
Deferred revenue	10,660	-
Net cash used in operating activities	(5,726,984)	(101,300)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Additions to leasehold improvements, furniture, and equipment	(1,833,396)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and Series A-2 Preferred stock issued for Cash, net of fees	10,998,076	-
Proceeds from factoring arrangement	1,960,604	-
Loans payable to officer and affiliated entity	-	(11,921)
Net cash provided by (used in) financing activities	12,958,680	(11,921)

Net increase in cash	5,398,300	(113,221)
Cash at beginning of year	2,190,814	457,041
Cash at end of year	$7,589,114	$343,820

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Cash paid for interest	$-	$-
Purchase and retirement of treasury stock	$-	$516,528
Recognition of right of use asset - operating lease	$2,617,474	$-
Conversion of Series A-2 Preferred Stock for Common Stock	$2,242	$-

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

 (Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Iconic Brands, Inc., (“the Company”, or “Iconic”), was incorporated in the State of Nevada on October 21, 2005. As of March 31, 2022, the subsidiaries of Iconic are wholly-owned TopPop LLC (“TopPop”) and United Spirits Inc., (“United”), 54% owned BiVi LLC (“BiVi”) and Bellissima Spirits LLC (“Bellissima”) and 60% owned Empire Wine and Spirits LLC (“Empire”) which was organized on February 4, 2022.

BiVi is the brand owner of “BiVi 100 percent Sicilian Vodka,” and Bellissima is the brand owner of Bellissima sparkling wines. BiVi was organized in Nevada on May 4, 2015. Bellissima was organized in Nevada on November 23, 2015.

On July 26, 2021, the Company acquired 100% of TopPop. TopPop is organized as a limited liability company in the State of New Jersey on September 5, 2019. TopPop’s primary operation is the manufacture and packaging of alcohol and non-alcohol single-serve, shelf-stable, ready-to-freeze ice pops. TopPop began operations in December 2019 (see note 3). On July 26, 2021, the company purchased all the outstanding stock of United.

Empire was organized in the State of Nevada on February 4, 2022.  During the first quarter ended March 31, 2022, there was no business activity or transactions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Iconic, its two 54% owned subsidiaries BiVi and Bellissima, 60% owned Empire, and its wholly-owned subsidiaries United and TopPop, (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

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

Level 3 – Based on unobservable inputs that reflect the entity’s own assumptions about the assumptions that a market participant would use in pricing the asset or liability.

We did not have any transfers between levels during the periods presented.

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy. The only financial instrument measured at fair value is the contingent consideration:

	As of March 31, 2022 and December 31, 2021
	Quoted Prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Contingent consideration	$-	$-	$20,204,505

The fair value of the contingent consideration is based on the projected earnings of the business.

(d) Cash

The total amount of bank deposits (checking and savings accounts) that was not insured by the FDIC at March 31, 2022 was $6,789,306.

(e) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $47,000 and $0, respectively.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventories at March 31, 2022 and December 31, 2021 consist of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers and cases of alcoholic beverages. TopPop inventory consists of raw materials, work in process and finished goods relating to the production cycle.

(g) Revenue Recognition

It is the Company’s policy that revenues from product sales are recognized in accordance with Accounting Standards Codification (“ASC 606”) “Revenue Recognition.” Five basic steps must be followed to recognize revenue; (1) Identify contract(s) with a customer that creates enforceable rights and obligations; (2) Identify performance obligations in the contract, such as promises to transfer goods or services to a customer; (3) Determine the transaction price, (i.e. the amount of consideration in a contract to which an entity believes it is entitled in exchange for transferring promised goods or services to a customer); (4) Allocate the transaction price to the performance obligations in the contract, which requires the Company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s consolidated financial statements.

Our revenue (referred to in our consolidated financial statements as “sales”) consists primarily of the sale of wine and spirits imported for cash or otherwise agreed-upon credit terms. Our customers consist primarily of retailers. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution, and shipping terms. We have elected to treat shipping as a fulfillment activity. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.  Revenue associated with manufacturing and packaging business is recognized at a point in time when obligations under the terms of a contact with a customer are satisfied.

(h) Shipping and Handling Costs

Shipping and handling costs to deliver product to customers are reported as operating expenses in the accompanying statements of operations. Shipping and handling costs to purchase inventory are capitalized and expensed to cost of sales when revenue is recognized on the sale of product to customers.

(i) Equity-Based Compensation

Equity-based compensation is accounted for at fair value in accordance with ASC Topic 718, “Compensation-Stock Compensation”. For the three months ended March 31, 2022 and 2021, equity-based compensation was $280,798 and $180,752, respectively.

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

(k) Net Loss per Share

Basic net loss per shares of common stock is computed on the basis of the weighted average number of shares of common stock outstanding during the period of the financial statements.

Diluted net loss per share of common stock is computed on the basis of the weighted average number of shares of common stock and dilutive securities (such as stock options, warrants, and convertible securities) outstanding. At March 31, 2022 and 2021, the Company had 25,620,245 and 32,564,030 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the treasury stock method. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation.

(l) Recently Issued Accounting Pronouncements

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

On August 5, 2020, the FASB issued ASU No. 2020-06 which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 simplifies the guidance in U.S. GAAP on the issuer’s accounting for convertible debt instruments. Such guidance includes multiple disparate sets of classification, measurement, and derecognition requirements whose interactions are complex. ASU 2020-06 is effective for annual periods beginning after December 15, 2021 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of this new guidance did not have a material impact on our financial statements.

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

(l) Leasehold improvements, furniture, and equipment, net

Leasehold improvements, furniture, and equipment are recorded at cost. Depreciation of furniture and fixtures is provided using the straight-line method, generally over the terms of the lease. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred. Depreciation of machinery and equipment is based on the estimated useful lives of the assets

3. ACQUISITION OF TOPPOP

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

Upon consummation of the acquisition contemplated by the TopPop Acquisition Agreement, the TopPop Members received, in the aggregate: (a) $3,694,273 in cash by transfer of immediately available funds, (b) 26,009,600 shares of Company’s common stock, par value $0.001 per share, which shares were valued in the aggregate at $10,143,744, or $0.39 per share, (c) $5,042,467 aggregate principal amount of promissory notes of the Company (the “Promissory Notes”) and (d) future additional cash payments as earnout consideration (the “Total Consideration”). The earn-out payments, if any, will be made (i) following the 12-month period commencing on August 1, 2021 (the “First Year”), in an amount (the “First Year Earn-out Amount”) equal to each TopPop Member’s pro rata portion of the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for the First Year over (B) the aggregate amount of the Promissory Notes repaid in cash during the First Year; provided, however, no First Year Earn-out Amount shall be payable if (i)(A) does not exceed (i)(B); and (ii) following the 12-month period commencing on August 1, 2022 (the “Second Year”), in an amount (the “Second Year Earn-out Amount”) equal to each TopPop Member’s pro rata portion of the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for the Second Year over (B) the aggregate amount of the Promissory Notes repaid in cash during the Second Year; provided, however, no Second Year Earn-out Amount shall be payable if (ii)(A) does not exceed (ii)(B). The earn-out payments shall be made, at the election of each TopPop Member, in cash or in shares of common stock or a combination thereof, less any reserve for possible indemnification payments, provided that not less than 45% of the value of each earn-out payment shall be paid in common stock. If paid in shares of common stock, such shares shall be valued at the then-prevailing market rate.

The Company originally calculated the First Year Earn-out Amount to be $8,244,642 and the Second Year Earn-out Amount to be $11,959,863. In connection with the requirement to record the contingent consideration at fair value for every reporting period, information as of and during the period ended March 31, 2022 required the Company to conclude that there will be no contingent consideration required to be made at the end of the First Year, while the entire amount of contingent consideration previously recorded will be required to be made at the end of the Second Year. This is the result of delays in the revenue targets but no material changes in the underlying projections previously used in connection with the valuation of such contingent consideration. Therefore, the Company estimates that the total contingent consideration is $20,204,505 and will be owed at the end of the Second Year.

The Promissory Notes bear interest at the rate of 10% per annum and mature on July 26, 2022. The Promissory Notes are not subject to pre-payment penalties; however, the Company may not pre-pay any amount on any Promissory Note without pre-paying a pro-rata portion of all Promissory Notes. In connection with the Promissory Notes, the Company granted to the TopPop Members a security interest in all of the Company’s membership interests of TopPop pursuant to certain pledge agreements with each of the TopPop Members, each dated July 26, 2021. The Promissory Notes are not convertible into equity securities of the Company. Under the terms of the Promissory Notes, there is a five-day grace period to July 31, 2022 before an event of default occurs. Upon an event of default, the holders may exercise all rights and remedies available under the terms of the Promissory Notes or applicable laws, including to foreclose on certain collateral consisting of the membership interests of TopPop. The Company is currently in discussions with holders regarding possible solutions for the payment of the Promissory Notes, including the possible extension for an additional year.

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

Fair value of the acquisition

The following table summarizes the allocation of the purchase price as of the TopPop acquisition:

Purchase price:
Cash, net of cash acquired	$3,694,273
Fair value of common stock	10,143,744
Contingent consideration	20,204,505
Note payable	5,042,467
Total purchase price	39,084,989

Assets acquired:
Accounts receivable	5,432,608
Furniture and equipment	1,848,580
Inventory	1,194,936
Equipment deposit	320,810
Security deposit	131,529
Tradename / Trademarks	6,867,000
IP/Technology	849,000
Non-compete agreement	807,200
Customer Base	14,414,000
Total assets acquired:	31,865,663

Liabilities assumed:
Accounts payable	(2,435,412)
Notes payable	(5,927,380)
Deferred revenue	(394,759)
Total Liabilities assumed	(8,757,551)
Net assets acquired	23,108,112
Excess purchase price “Goodwill”	$15,976,877

The excess purchase price has been recorded as “goodwill” included as part of “Intangible assets” in the amount of $15,976,877. The estimated useful life of the identifiable intangible assets is four to ten years. The goodwill is amortizable for tax purposes.

See Note 14 for the required pro forma information related to the business combination.

Intangible assets

Intangible assets consist of the following:
	Estimated Useful	March 31,	December 31,
	Lives	2022	2021
Tradename - Trademarks	5 years	$6,867,000	$6,867,000
Intellectual Property	5 years	849,000	849,000
Customer Base	10 years	14,414,000	14,414,000
Non-Competes	4 years	807,200	807,200
		22,937,200	22,937,200
Less: accumulated amortization		2,124,214	1,327,614
		$20,812,986	$21,609,586

Intangible assets are amortized on a straight-line basis over the useful lives of the assets. Amortization expense amounted to $796,600 and $0 for the three months ended March 31, 2022 and 2021, respectively.

Future amortization of intangible assets for the remainder of the current fiscal year and the next five years and thereafter:	Amount
Remainder of the year ended December 31, 2022	$2,389,800
2023	3,186,400
2024	3,186,400
2025	3,102,317
2026	2,341,600
Thereafter	6,606,469
Total	$20,812,986

4. LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT, NET

Leasehold improvements, furniture, and equipment, net consisted of the following:

	March 31,	December 31,
	2022	2021
Machinery and equipment	$6,950,296	$5,352,009
Leasehold improvements	269,976	154,389
Supplies	221,639	140,004
Furniture and fixtures	74,068	36,181
	7,515,979	5,682,583
Less accumulated depreciation	(203,967)	(125,619)
	$7,312,012	$5,556,964

Depreciation expense related to leasehold improvements, furniture, and equipment amounted to $78,348 and $3,546 for the three months ended March 31, 2022 and 2021, respectively.

5. INVENTORIES

 Inventories consisted of:

	March 31, 2022	December 31, 2021
Finished goods:
Bellissima brands	$686,942	$384,717
TopPop	1,017,136	728,305
Total finished goods	1,704,078	1,113,022

Work-in-process:
TopPop	822,328	88,066
Raw materials:
TopPop	254,713	27,263
Bellissima brands	400,600	-
Total raw materials	655,313	27,263
Total	$3,181,719	$1,228,351

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	March 31, 2022	December 31, 2021
Accounts payable	$3,374,900	$1,671,161
Accrued officers’ compensation	762,239	780,701
Accrued royalties	161,244	178,013
Other	183,758	83,171
Total	$4,482,141	$2,713,046

7. NOTES PAYABLE

As of March 31, 2022, notes payable consisted of a $150,000 SBA note and the $5,042,467 notes to former owners of TopPop.

The future payments on principal of notes payable are as follows:	Amount
Remainder of the year ended December 31, 2022	$5,045,466
Year ending December 31, 2023	3,114
Year ending December 31, 2024	3,233
Year ending December 31, 2025	3,356
Year ending December 31, 2026	3,484
Thereafter	133,814
Total	$5,192,467

In connection with the July 2021 acquisition of 100% of the equity of TopPop, on July 26, 2021, the Company issued to the sellers promissory notes in the aggregate principal amount of $4,900,000 (the “TopPop Notes”). The TopPop Notes bear interest at the rate of 10% per annum, matured on July 26, 2022 and are secured by all of the outstanding membership interest in TopPop. Holders of approximately $3.55 million of these notes have agreed to extend the term for 30 days and have indicated that they will not seek cash settlement prior to August 2023.The Company has not received any demand for payment on any of the other notes.

8. FACTORING LIABILITY

During the three months ended March 31, 2022, the Company entered into a purchase and sale agreement with Prestige Capital Finance, LLC (“Prestige”). Under the agreement, Prestige buys all of the Company’s right, title, and interest in specific accounts receivable. Prestige has full recourse against the Company for advances if payments are not received for any reason. All credit risk is borne by the Company and not by Prestige. Prestige pays a down payment to the Company of 80% of the face value of the specified receivables. The maximum outstanding balance of the advance is $2,000,000. Prestige’s final purchase price of the accounts receivable is at a discount which is deducted from the face value of each account upon collection. The discount fee is based upon the number of days the account receivable is outstanding from the date of the down payment. The discount fee ranges from 1.95% if the receivable is paid within 30 days to 5.85% if paid within 90 days, plus an additional 1.5% for each 10-day period thereafter until the account is paid in full.

The outstanding balance is secured by an interest in virtually all assets of the Company, with a first security interest in accounts receivable. The agreement remains in effect through January10, 2023 and will be automatically renewed for successive periods of one year each unless either party terminates the agreement in writing at least 60 days prior to the expiration of the initial term or any renewal term. Prestige may cancel the agreement at any time upon 60 days’ notice.

The Company accounts for this agreement as a financing arrangement, with the down payments recorded as debt and repayment made when the applicable receivable is collected. As of March 31, 2022, there was an outstanding balance of $1,960,604 and accrued interest of $56,883.

9. CAPITAL STOCK

Preferred Stock and Common Stock

On July 26, 2021, the Company filed a Certificate of Designation, Preferences and Rights of the Series A-2 Convertible Preferred Stock, par value $0.001 per share (“Series A-2 Preferred Stock”) with the Secretary of State of Nevada, designating up to 45,000 shares of the Company’s preferred stock as Series A-2 Preferred Stock. The holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series A-2 Preferred Stock equal (on an as-if-converted-to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. The Series A-2 Preferred Stock shall have no voting rights.

On January 5, 2022, the Company closed the second tranche of the equity financing and issued 12,258 shares of Series A-2 Preferred Stock, 4,301,004 shares of common stock and warrants to purchase 40,018,583 shares of common stock for gross proceeds of approximately $12.2 million and net proceeds of approximately $10.9 million after deduction of placement agent commissions and expenses of the offering. Such net proceeds are expected to be used by the Company for domestic and international expansion of its Bellissima brand, the expansion of the production facilities of the Company’s TopPop subsidiary, new product launches, marketing, and other general working capital purposes.

Between January 2022 and March 2022, stockholders converted 701 shares of Series A-2 Preferred Stock into 2,243,200 shares of common stock, par value $.001 per share, at $0.31 per share.

On March 23, 2021, the Company issued 401,670 shares of its common stock to an investors relations firm for services rendered to the Company. The $180,752 fair value of the 401,670 shares of common stock was expensed as investors relations in the three months ended March 31, 2021.

Warrants

In connection with the second tranche of the equity financing, on January 5, 2022, the Company granted 40,018,583 warrants to purchase common stock. The warrants expire in five years and have an exercise price of $0.31 per share.

A summary of warrant activity for the period December 31, 2021, to March 31, 2022, as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding
Outstanding at December 31, 2021	87,593,083	$0.31	4.23
Granted	40,018,583	0.31	4.77
Outstanding at March 31, 2022	127,611,666	0.31	4.46

Options

During the three months ended March 31, 2022, the Company recognized $280,798 of expense for the option awards. There were no options outstanding as of March 31, 2021.

The following table summarizes the activity of our stock options for the three months ended March 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding
Outstanding at December 31, 2021	7,408,200	$0.45	9.79
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at March 31, 2022	7,408,200	0.45	9.54

The aggregate intrinsic value of outstanding options as of December 31, 2021 was $298,544. The outstanding options had no aggregate intrinsic value as of March 31, 2022. The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on balance sheet date. The market values based on the closing bid price as of March 31, 2022 and December 31, 2021 was $0.39 and $0.49, respectively.

As of March 31, 2022, there was approximately $2,800,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately three years.

10. LEASES

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

On January 1, 2021, Iconic executed a cancellable Lease Agreement with Dan Kay International (an entity controlled by Richard DeCicco) for the lease of the Company’s office and warehouse space in North Amityville, NY. The agreement has a term of three years from January 1, 2021 to January 1, 2024 and provides for monthly rent of $4,893.

Effective May 19, 2021, TopPop executed a lease agreement with Industrial Opportunities II LLC to rent approximately 63,347 square feet of warehouse space in Pennsauken, NJ. The lease provided a lease term of 76 months commencing upon September 1, 2021 and terminating on December 31, 2027. The lease provided a security deposit to Industrial Opportunities II LLC of $64,931.

Effective February 9, 2022, TopPop executed a lease agreement to rent approximately 82,000 square feet of warehouse space in Pennsauken, NJ. The lease provided a lease term of 74 months (the first two months are rent free) commencing upon February 9, 2022 and terminating on March 31, 2028. The lease provided a security deposit to the landlord of $92,250 Per the lease agreement, TopPop was also required to post an additional deposit of $184,500. On May 31, 2022, TopPopsent the deposit to an escrow account held by the landlord’s counsel.

The future undiscounted minimum lease payments under the noncancellable leases for the remainder of the current fiscal year and the next five years and thereafter are as follows:

As of March 31, 2022
Remainder of the year ended December 31, 2022	$915,669
Year ending December 31, 2023	1,168,312
Year ending December 31, 2024	1,142,884
Year ending December 31, 2025	1,177,170
Year ending December 31, 2026	1,212,485
Thereafter	2,673,963
Total undiscounted finance lease payments	$8,290,483
Less: Imputed interest	2,502,598
Present value of finance lease liabilities	5,787,885

The operating lease liabilities of $5,787,885 and $3,216,315 as of March 31, 2022 and December 31, 2021, respectively, represents the discounted (at a 10% estimated incremental borrowing rate) value of the future lease payments at March 31, 2022 and December 31, 2021. The Company’s weighted-average remaining lease term relating to its operating leases is 5.47 years.

For the quarters ended March 31, 2022 and 2021, occupancy expense attributed to these leases were $450,138 and $25,508, respectively

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

On November 12, 2015, Bellissima Spirits entered into a license agreement with Christie Brinkley, Inc. (the “Bellissima Licensor”), an entity owned by Christie Brinkley (“Brinkley”), to use Brinkley’s endorsement, signature, and other intellectual property owned by the Bellissima Licensor. The Company has agreed to guarantee and act as surety for Bellissima’s obligations under certain sections of the license agreement and to indemnify the Bellissima Licensor and Brinkley against third party claims.

b. Royalty Obligations of BiVi and Bellissima

Pursuant to the license agreement with the Bivi Licensor (see Note 11a. above), BiVi is obligated to pay the BiVi Licensor a Royalty Fee equal to 5% of monthly gross sales of BiVi Brand products payable monthly subject to an annual Minimum Royalty Fee of $100,000 in year 1, $150,000 in year 2, $165,000 in year 3, $181,500 in year 4, $199,650 in year 5, and $219,615 in year 6 and each subsequent year. The Minimum Royalty Fee has been waived until such time as the parties agree to reinstate the Minimum Royalty Fee. As of the date of this filing, the Minimum Royalty Fee was not reinstated.

Pursuant to the license agreement and Amendment No. 1 to the license agreement effective September 30, 2017 with the Bellissima Licensor (see Note 11a. above), Bellissima is obligated to pay the Bellissima Licensor a Royalty Fee equal to 10% of monthly gross sales (12.5% for sales in excess of defined Case Break Points) of Bellissima Brand products payable monthly. The Bellissima Licensor has the right to terminate the endorsement if Bellissima fails to sell 10,000 cases of Bellissima Brand products in year 1, 15,000 cases in year 2, or 20,000 cases in year 3 and each subsequent year. These appropriate thresholds were met during the year.

c. Brand Licensing Agreement relating to Hooters Marks

On July 23, 2018, United executed a Brand Licensing Agreement (the “Hooters Agreement”) with HI Limited Partnership (the “Licensor”). The Hooters Agreement provides United a license to use certain “Hooters” Marks to manufacture, market, distribute, and sell alcoholic products.

On November 1, 2021, the Company amended its agreement with Hooters (the “Amended Hooters Agreement”) which will be effective until December 31, 2025 with an option to extend until 2028. Under the Amended Hooters Agreement, the Company must pay Hooters 10% of net sales of all products during the term.

d. Marketing and Order Processing Services Agreement

During October 2019, United executed a Marketing and Order Processing Services Agreement (the “QVC Agreement”) with QVC, Inc. (“QVC”). Among other things, the QVC Agreement provides for United’s grant to QVC of an exclusive worldwide right to promote the Bellissima products through direct response television programs.

The initial license period commenced October 2019 and expires in December 2021 (i.e., two years after first airing of a Bellissima product). Unless either party notifies the other party in writing at least 30 days prior to the end of the Initial License Period or any Renewal License Period of its intent to terminate the QVC Agreement, the License continually renews for additional two-year periods. The license automatically renewed on January 1, 2022.

The QVC Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the three months ended March 31, 2022 and 2021, the Marketing Fees expense (payable to QVC) was $36,027 and $81,102, respectively, and the direct response sales generated from QVC programs was $142,689 and $405,510, respectively.

e. Concentration of sales

For the three months ended March 31, 2022 and 2021, sales consisted of:

	2022	2021
Bellissima product line:
QVC direct response sales	$142,689	$405,510
Other	390,406	206,732
Total Bellissima	533,095	612,242
TopPop	3,513,702	-
Hooters product line	-	22,291

Total	$4,046,797	$634,533

TopPop’s sales to one customer consisted of 92% and 65% of its total sales for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, 93% and 9%, respectively, of TopPop’s accounts receivables were from that same customer.

f. Commission Agreements

On July 10, 2019, the Company executed a Commission Agreement with CAA-GBA USA, LLC (“CAA-GBG”). The agreement provides CAA-GBG to receive 5% revenue generated with respect to the co-packing or related manufacturing deal for Anheuser-Busch, LLC. Additionally, CAA-GBG is also entitled to receive 5% of revenue for new business identified. The initial agreement expired on July 31, 2021 and automatically renews every year. No commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through March 31, 2022. On May 23, 2022,CAA-GBG received notice of termination and the Commission Agreement will end on July 31, 2022.

Effective December 11, 2019, the Company executed a Commission Agreement with Christopher J. Connolly. Mr. Connolly had agreed to provide sales representation services to Company for alcohol ice pop packing opportunities in exchange for commission. The agreement provides a commission 5% of gross revenue collected. The initial term is one year from the effective date. The agreement will renew automatically for 1-year terms unless the agreement is terminated. The Company has decided to keep this agreement in place and no commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through March 31, 2022.

12. RELATED PARTY TRANSACTIONS

On December 6, 2019 the Company executed a Financial Services Agreement with InnoAccel, a controlling member of the TopPop. InnoAccel had agreed to provide financial and administrative services for the company in exchange for hourly compensations.

The Company has agreed to keep this agreement in place and for the three months ended March 31, 2022 the Company has recorded consulting expense of $45,000.

13. SEGMENT REPORTING

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

	Branded Beverages	Specialty Packaging (TopPop)	Corporate	Total
Balance sheet at March 31, 2022
Assets	$9,339,214	$55,806,505	$-	$65,145,719
Liabilities	$2,361,276	$35,544,254	$-	$37,905,530

Balance sheet at December 31, 2021
Assets	$2,925,694	$47,780,962	$-	$50,706,656
Liabilities	$2,447,005	$29,146,596	$-	$31,593,601

Income Statement for the three months ended March 31, 2022:	Branded Beverages	Specialty Packaging	Corporate	Total
Net Sales	$533,095	$3,513,702	$-	$4,046,797
Cost of sales	$214,341	$1,990,698	$-	$2,205,039
Total operating expenses	$1,617,885	$2,834,905	$357,574	$4,810,364
Loss from operations	$(1,299,131)	$(1,311,901)	$(357,574)	$(2,968,606)
Interest expense	$-	$183,134	$-	$183,134
Depreciation and amortization	$1,141	$77,207	$-	$78,348

Income Statement for the three months ended March 31, 2021:
Net Sales	$634,533	$-	$-	$634,533
Cost of Goods Sold	$318,633	$-	$-	$318,633
Total operating expenses	$891,388	$-	$103,750	$995,138
Loss from operations	$(575,488)	$-	$(103,750)	$(679,238)
Depreciation and amortization	$3,546	$-	$-	$3,546

14. PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31, 2022	Quarter Ended March 31, 2021
Sales	$4,046,797	$3,002,597
Cost of sales	2,205,039	1,753,016
Gross Profit	1,841,758	1,249,581

General and administrative expenses	4,458,387	2,773,708
Selling and marketing	351,977	197,029
Total operating expenses	4,810,364	2,970,737
Operating income (loss)	(2,968,606)	(1,721,156)
Interest expense	(183,134)	(384,544)
Gain on forgiveness of PPP loan	-	28,458
Total other expense	(183,134)	(356,086)
Net Loss	$(3,151,740)	$(2,077,242)
Net (loss) income attributable to noncontrolling interests in subsidiaries	(93,819)	16,174
Net Loss attributable to common stockholders:	$(3,057,921)	$(2,093,416)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.13)

Weighted Average Shares Outstanding- basic and diluted	94,923,294	86,624,446

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results include adjustments in the quarter ended March 31, 2021, related to amortization of acquired intangible assets of $796,601, interest expense on notes payable of $122,500, and officer compensation of $127,384. There are no proforma adjustments for the period ending March 31, 2022.

15. SUBSEQUENT EVENTS

Pursuant to an amended licensing agreement entered into on April 22, 2022, the Company will grant 1,500,000 options to purchase common stock, subject to approval by the Board of Directors of Iconic, and subject to approval of Iconic’s stock option and grant plan (as may be amended from time to time, the “Plan”) by its stockholders. The exercise price per share of the Option will be equal to the fair market value of Iconic’s common stock on the date the Option is granted, as determined in good faith by its Board of Directors. The Option will be subject to the terms and conditions, including vesting terms (two year vesting in equal quarterly installments), as set forth in a stock option agreement.  As of the date of this filing, the options were not yet granted.

As of April 15, 2022, the Company was late in filing its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on June 15, 2022. As of May 20, 2022 the Company was late in filing it Quarterly Report on Form 10-Q for the period ended March 31, 2022 and under the terms of the Securities Purchase Agreement signed on July 26, 2021, the Company will incur a late filing penalty. Once the late filing is completed, the penalty will be calculated at a monthly rate of 1% of the subscription amount of the Securities offering.

On July 1, 2022, under the terms of the Certificate of Designation for the Series A2 Preferred Stock filed on July 26, 2021, the Company calculated that it is obligated to pay a one-time 6% dividend on the subscription value of the initially issued Series A-2 Preferred Stock. On July 19, 2022, the Company issued shares of common stock to satisfy this dividend requirement and has calculated the number of shares to be issued as 8,810,826 at $0.37 per share.

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

You should read the following discussion and analysis of our financial condition and plan of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and the risks described in Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. All amounts in this report are in U.S. dollars, unless otherwise noted.

Summary Overview

We are engaged in the development and sale of alcohol and non-alcohol brands that are “better-for-you” (“BFY”) and “better-for-the-planet”. TopPop, our wholly owned subsidiary, produces low calorie, “ready to go” products, ready-to-freeze (“RTF”) products and ready-to-drink (“RTD”) products in sustainable, flexible and stand-up pouch packaging. TopPop also produces “cocktails-to-go” pouches and alcohol ice-pops. Our brands include “Bellissima” by Christie Brinkley, a premium BFY collection of Prosecco, Sparkling Wines, and Still Wines, all certified vegan and made with organic grapes. Bellissima is strategically positioned with its Zero Sugar Wines. We operate in multiple states, sell and distribute across the globe and have Fortune 500 customers that include some of the world’s largest alcohol beverage companies and brands. United is our 100% owned subsidiary that sells our Bellissima, Bella, Sonja Sangria and other alcohol beverages to state distributors. United holds all applicable state and federal licenses in order to sell these products to state distributors in accordance with the United States three tier distribution platform.

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

•

Bella Sprizz Aperitifs – these products comprise a line of aperitifs consisting of three different expressions, a classic Italian aperitif, an all-natural elderflower aperitif and a classic Italian bitter;

•	Sonja Sangria – a celebrity Sangria that we have sold since the second quarter of 2021. This product is actively being marketed but does not represent a significant part of our sales;

•	Ready-to-Freeze and Ready-to-Drink Alcoholic Products – these products are currently produced under contract for third-party national and regional brands and for our Boozy Pops® product line; and

•	BiVi Vodka – a celebrity-branded vodka that we have sold since 2018 under the brand “BiVi 100 percent Sicilian Vodka” and which currently does not represent a material portion of our sales.

In addition, we develop and market private label spirits for established domestic and international chains.

As a result of our July 2021 acquisition of 100% of the equity of TopPop, we are now a vertically integrated company that develops, produces and distributes alcoholic brands. TopPop is a premier product development, contract manufacturing and packaging company that specializes in flexible packaging applications in the food, beverage and health categories. It has the federal and state licenses necessary to manufacture and blend malt, wine and spirits-based products. In June 2020, TopPop opened a 27,000-square-foot FDA-approved manufacturing facility in Marlton, New Jersey with a Safe Quality Food certification. In September 2021, TopPop leased an additional 65,000 square feet facility for manufacturing in Pennsauken, New Jersey. Construction is now complete, and the facility reached full-scale production capability at the end of March 2022. The facility includes approximately $4 million of high-speed packaging equipment and is expected to triple our production capacity.

For its first product line, TopPop identified the single serve, RTD and RTF as an opportunity for product and packaging innovation. TopPop introduced an alcohol-infused ice pop in June 2020 and began marketing the concept to major alcohol companies. In addition, it developed its own product line trademarked under the name BoozyPopz® which is expected to be sold through e-commerce platforms and wholesaled directly to sports and entertainment venues. TopPop manufactured approximately eight million ice pops from its launch in June 2020 through December 31, 2020 and manufactured approximately 42 million ice pops during the year ended December 31, 2021. TopPop has also developed a pipeline for the single serve, RTD alcohol cocktail market and anticipates launching a line of products in this market in 2022. TopPop designs and markets flexible packaging for its RTD and RTF products with formulations that are low calorie and contain healthy and natural ingredients. With the opening of TopPop’s new facility at the end of the first quarter of 2022, we expect to have the capacity to manufacture over 150 million units by the end of 2022.

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

Series A-2 Convertible Preferred Stock Financing

On July 26, 2021, we entered into securities purchase agreements dated as of July 26, 2021 with certain accredited investors for the sale of our newly-created Series A-2 Preferred Stock, shares of common stock, and warrants to purchase shares of common stock.

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

The second tranche closed on January 5, 2022 in which the Company issued 12,257.76 shares of Series A-2 Preferred Stock, 4,301,004 shares of common stock and warrants to purchase 40,018,583 shares of common stock for gross proceeds of approximately $12.2 million and net proceeds of approximately $11 million after deducting placement agent commissions and expenses of the offering. Such net proceeds are expected to be used by the Company for domestic and international expansion of its Bellissima brand, the expansion of the production facilities of TopPop, new product launches, marketing, and other general working capital purposes.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Introduction

           We had sales of $4,046,797 for the three months ended March 31, 2022, and $634,533 for the three months ended March 31, 2021, an increase of $3,412,264. Our operating expenses were $ 4,810,364 for the three months ended March 31, 2022, compared to $995,138 for the three months ended March 31, 2021, an increase of $3,815,226 or approximately 383%. Our net operating loss was $2,968,606 for the three months ended March 31, 2022, compared to $679,238 for the three months ended March 31, 2021, an increase of $2,289,368 or approximately 337%. A significant amount of these increases relate to the inclusion of the results of TopPop for the three months ended March 31, 2022 and are detailed below.

Revenues and Net Operating Loss

Our operations for the three months ended March 31, 2022, and 2021 were as follows:

ICONIC BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2022	2021	Increase / Decrease
REVENUE
Sales	$4,046,797	$634,533	$3,412,264
Cost of goods sold	2,205,039	318,633	1,886,406

Gross Profit	1,841,758	315,900	1,525,858

OPERATING EXPENSES
Officers’ compensation	225,461	103,750	121,711
Professional and consulting fees	536,911	158,903	378,008
Royalties	33,231	99,128	(65,897)
Fulfillment costs	122,820	140,000	(17,180)
Travel and entertainment	87,755	12,843	74,912
Other operating expenses, including occupancy	3,452,209	359,346	3,092,863
General and administrative expenses:	4,458,387	873,970	3,584,417
Selling and marketing	351,977	121,168	230,809
Total operating expenses	4,810,364	995,138	3,815,226

Loss from operations	(2,968,606)	(679,238)	(2,289,368)

Other income (expense):
Interest expense	(183,134)	-	(183,134)
Gain on forgiveness of PPP loan	-	28,458	(28,458)
Total other income (expense)	(183,134)	28,458	(211,592)

Net loss	$(3,151,740)	$(650,780)	$(2,500,960)

Net (loss) income attributable to noncontrolling interests in subsidiaries	$(93,819)	$16,174	$(109,993)

Net (loss) attributable to Iconic Brands, Inc.	$(3,057,921)	$(666,954)	$(2,390,967)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, the line of Hooters brand products and our ready to freeze (“RTF”) TopPop products. Sales were $4,046,797 for the three months ended March 31, 2022, and $634,533 for the three months ended March 31, 2021, an increase of $3,412,264 or 538%.

The increase is due primarily to a $3,513,702 in sales from our newly acquired TopPop products.

Cost of Sales

Cost of sales was $2,205,039, or approximately 54% of sales, for the three months ended March 31, 2022 and $318,633, or approximately 50% of sales, for the three months ended March 31, 2021. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. The significant increase in cost of goods as a percentage of sales, year over year, is due to the change in product mix in 2021 as a result of our TopPop acquisition. Cost of goods for the three months ended March 31, 2022 for our alcohol sales remains at approximately 40%, which is similar to the prior year, while the costs associated with our TopPop acquisition were approximately 51% during the three months ended March 31, 2022.

Officers’ Compensation

Officers’ compensation was $225,461 for the three months ended March 31, 2022 and $103,750 for the three months ended March 31, 2021. This increase of $121,711 was due to the hiring of additional executives.

Professional and Consulting Fees

Professional and consulting fees were $536,911 for the three months ended March 31, 2022 and $158,903 for the three months ended March 31, 2021, an increase of $378,008. Professional and consulting fees consist primarily of legal and, accounting and auditing services. The increase was primarily related to costs in 2022 incurred by newly-acquired TopPop.

Royalties

We expensed royalties of $33,231 for the three months ended March 31, 2022 compared to $99,128 for the three months ended March 31, 2021, a decrease of $65,897. Royalties decreased due primarily to lack of Hooters sales in 2022 compared to 2021.

Fulfillment costs

Fulfillment costs expenses were $122,820 for the three months ended March 31, 2022 and $140,000 for the three months ended March 31, 2021. The decrease was related to lower QVC sales in 2022 compared to 2021.

Travel and Entertainment

Travel and entertainment expenses were $87,755 for the three months ended March 31, 2022 and $12,843 for the three months ended March 31, 2021, an increase of $74,912. The increase was a result of limited travel during the three months ended March 31, 2021 due to the COVID-19 environment. During the three months ended March 31, 2022, our personnel attended numerous product development events.

Other Operating Expenses

Other operating expenses were $3,452,209 for the three months ended March 31, 2022 and $359,346 for the three months ended March 31, 2021, an increase of $3,092,863 or approximately 861%. The increase was primarily related to $796,600 of amortization of intangibles, and $280,798 of equity based compensation expense and approximately $1.9 million of general and administrative expenses of newly-acquired TopPop which consists of approximately $896,000 of payroll and related expenses and approximately $400,000 of rent expense.

Selling and marketing

Marketing and advertising expenses were $351,977 for the three months ended March 31, 2022, and $121,168 for the three months ended March 31, 2021, an increase of $230,809. The increase resulted from spending to increase the visibility of our products through website design and distributor promotions.

Net operating loss

We had a loss from operations of $2,968,606 for the three months ended March 31, 2022 and $679,238 for the three months ended March 31, 2021, an increase of $2,289,368 or approximately 337%. In the categories above there were non-cash expenses that totaled $1,403,999 and are included in the loss of from operations of $2,968,606 as compared to a loss from operations in 2021 of $679,238, which included non-cash items of $155,840.

Other Income and Expense

We had interest expense of $183,134 for the three months ended March 31, 2022 and gain on forgiveness of PPP loan of $28,458 for the three months ended March 31, 2021.

Net (income) loss attributable to Noncontrolling Interests in Subsidiaries

Net income (loss) attributable to noncontrolling interests in subsidiaries represented 49% of the net loss of Bellissima and BiVi (of which we own 51%) and is accounted for as a reduction in the net loss attributable to our Company. Net loss for the three months ended March 31, 2022 was $93,819 compared to a net income of $16,174 for the three months ended March 31, 2021.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic was $3,057,921 for the three months ended March 31, 2022 and $666,954 for the three months ended March 31, 2021, an increase of $2,390,967 or approximately 358%. The net loss from Iconic increased primarily as a result of the items described above.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2022 and 2021, we had negative operating cash flows. Our cash on hand as of March 31, 2022, was $7,589,114. We raised $11 million, net of fees, through the funding of the second tranche of the equity financing on January 5, 2022. We have strong medium- to long-term cash needs. We anticipate that these needs will be satisfied through our cash flows from operations and additional financing activities, as necessary. Furthermore, of the $4,458,387 of general and administrative expenses, $1,403,999 was non-cash related and we expect to increase sales in future periods.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2022 and December 31, 2021, respectively, were as follows:

	March 31,	December 31,
	2022	2021	Change

Cash	$7,589,114	$2,190,814	$5,398,300
Total Current Assets	15,328,980	4,346,003	10,982,977
Total Assets	65,145,719	50,706,656	14,439,063
Total Current Liabilities	12,328,341	16,650,909	(4,322,568)
Total Liabilities	$37,905,530	$31,593,601	$6,311,929

Our cash increased $5,398,300 and total current assets increased $10,982,977. Our total current liabilities decreased $4,322,568, which represents our recognition of the contingent consideration from current to noncurrent liability of approximately $8.2 million, partially offset by increase in accounts payable and notes payable. Our total liabilities increased $6,311,929 as a result of an increase in operating lease liability of $2.6 million from the new TopPop lease, an increase of approximately $2 million in notes payable and an increase in accounts payable and accrued expenses of approximately $1.8 million. Our stockholders’ equity increased from $19,113,055 to $27,240,189 due primarily to recognition of certain intangible assets associated with the TopPop acquisition (see full Balance Sheet for comparison).

In order to repay our obligations in full or in part when due, we may be required to raise significant capital from other sources and to execute on our business plans for TopPop. There is no assurance that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2022 was approximately $4,839,000. We anticipate that the funding from financing activities and product sales will be enough to sustain us for the next 12 months. In addition, holders approximately $3.55 million of the TopPop Notes have indicated that they will not seek cash settlement prior to August 2023. The Company has not received any demand for payment on any of the other notes.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the three months ended March 31, 2022 and 2021 was $5,726,984 and $101,300, respectively, an increase of $5,625,684. Changes to working capital included increases of $3,177,755 related to accounts receivable and $1,953,368 for inventory, partially offset by a decrease of $1,769,095 related to accounts payable and accrued expenses. The net loss was further offset by non-cash transactions of $280,798 related to equity compensation, $796,600 related to amortization of intangibles, $201,253 of amortization of right of use assets and $78,348 of depreciation of fixed assets.

Investments

For the three months ended March 31, 2022 we used cash for investing activities of $1,833,396 for the purchase of fixed assets and leasehold improvements.  There was no cash used during the three months ended March 31, 2021.

Financing

Our net cash provided from financing activities for the three months ended March 31, 2022 was $12,958,680 compared to cash used of $11,921 for the three months ended March 31, 2021. The large inflow of cash in 2022 resulted from the Financing Transaction (detailed herein under “Recent Developments”) of the second tranche on January 5, 2022.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2021, filed with the SEC on June 15, 2022.

Our Principal Executive Officer and our Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Principal Executive Officer and our Principal Financial Officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe will have a material adverse effect on our business, operating results, cash flows or financial condition.

On April 7, 2022, the Office of the Attorney General of the State of New Jersey, Department of Law and Public Safely, Division of Alcoholic Beverage Control issued to TopPop a Notice of Charges (the “Notice”) wherein the New Jersey Division of Alcoholic Beverage Control Board (the “Division”) alleged that TopPop has committed certain violations of its permit issued by the Division for TopPop’s manufacturing facilities located in Marlton, New Jersey.  In the Notice, the Division alleged that TopPop (i) allowed such manufacturing facilities to be used in furtherance of, or to aid, an illegal activity or enterprise, and (ii) sold and delivered, or allowed the sale, service, delivery and consumption, of alcoholic beverages beyond the scope of TopPop’s license, and conducted business with companies outside the scope of the license in an area which was not designated or described by TopPop in its license application as a place to be licensed for such sale, service or delivery of alcoholic beverages.  The total penalty sought by the Division is a 90-day suspension of TopPop’s permit for that manufacturing facility.

We are in preliminary discussions with the Division regarding a possible settlement of these proceedings. We intend to investigate the claims of the Division and, depending upon our findings, to seek a mutually acceptable resolution to this matter.  Although the results of our investigation and of our future discussions with the Division cannot be predicted with certainty, we plan to vigorously pursue a settlement option and believe that the final outcome of this matter will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 1A Risk Factors

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 except for the risk noted below. The risk factors described in our Annual Report on Form 10-K could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

We are currently in default on our 10% promissory notes, and if we are unable to resolve such default, it could have an adverse impact on our business, results of operations and financial condition and is likely to negatively impact the price of our common stock.

In connection with our July 2021 acquisition of 100% of the equity of TopPop, on July 26, 2021, we issued to the sellers promissory notes in the aggregate principal amount of $4,900,000 (the “TopPop Notes”). The TopPop Notes bear interest at the rate of 10% per annum, matured on July 26, 2022 and are secured by all of the outstanding membership interest in TopPop. Under the terms of the TopPop Notes, we have a five-day grace period to July 31, 2022 before an event of default under the TopPop Notes occurs. Upon an event of default under the TopPop Notes, the holders of such TopPop Notes may exercise all rights and remedies available under the terms of the TopPop Notes or applicable laws, including to foreclose on certain collateral consisting of the membership interests of TopPop.  On July 26, 2022, the total principal amount outstanding under the TopPop Notes was $4,900,000, exclusive of accrued and unpaid interest.

We are currently in discussions with holders of the TopPop Notes regarding possible solutions for the payment of the TopPop Notes, including the possible extension of the maturity date of the TopPop Notes for an additional year. There can be no assurance that our discussions will be successful and if we are not successful in finding an acceptable resolution to the existing default or the impending event of default, the noteholders will be able to seek judgement for the full amount due and may seek to foreclose on our assets. If this occurs, any such remedy will have a material adverse effect on our business, results of operations and financial condition and is likely to negatively impact the price of our common stock. Holders of approximately $3.55 million of these notes have agreed to extend the term for 30 days and have indicated that they will not seek cash settlement prior to August 2023.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the three months ended March 31, 2022 that have not been previously disclosed.

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

Iconic Brands, Inc.

Dated: August 2, 2022	By:	/s/ Tom Martin
Tom Martin
	Its:	Chief Executive Officer

Dated: August 2, 2022	By:	/s/ David Allen
David Allen
	Its:	Chief Financial Officer

