Form 10-Q
period 2022-06-30
Iconic Brands, Inc.
filed 2022-08-22
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 22, 2022, the registrant had 106,892,138 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$4,697,929	$2,190,814
Accounts receivable	5,397,624	852,321
Inventory	2,858,992	1,228,351
Prepaid expense and other current assets	526,015	74,517
Total current assets	13,480,560	4,346,003

Right-of-use assets, net	5,312,320	3,074,864
Leasehold improvements, furniture, and equipment, net	7,286,278	5,556,964
Intangible assets	20,016,386	21,609,586
Goodwill	15,976,877	15,976,877
Other assets	421,198	142,362
Total assets	$62,493,619	$50,706,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,221,635	$2,713,046
Notes payable	5,045,466	5,045,466
Factoring liability	1,470,007	-
Deferred revenue	177,299	135,034
Other current liabilities	177,233	132,234
Current portion of operating lease liability	550,251	380,487
Contingent consideration	-	8,244,642
Total current liabilities	13,641,891	16,650,909

Operating lease liability, long term	5,073,218	2,835,828
Notes payable, long term	147,001	147,001
Contingent consideration, long term	20,204,505	11,959,863
Total liabilities	39,066,615	31,593,601

Stockholders’ and members’ equity:
Preferred stock, $0.001 par value; authorized 100,000,000 shares:
Series A-2, 38,180 shares issued and outstanding at June 30, 2022; 26,623 shares issued and outstanding at December 31, 2021	38	27
Common stock, $0.001 par value; authorized 2,000,000,000 shares, 97,086,968 shares issued and outstanding at June 30, 2022 and 90,542,764 shares issued and outstanding at December 31, 2021	97,088	90,544
Additional paid-in capital	68,300,172	56,749,055
Accumulated deficit	(44,099,244)	(36,961,344)
Noncontrolling interests	(871,050)	(765,227)
Total stockholders’ equity	23,427,004	19,113,055
Total liabilities and stockholders’ equity	$62,493,619	$50,706,656

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
REVENUE
Sales	$6,654,221	$584,914	$10,701,018	$1,219,447

Cost of goods sold	4,920,674	325,206	7,125,713	643,839

Gross Profit	1,733,547	259,708	3,575,305	575,608

OPERATING EXPENSES
General and administrative expenses	5,252,741	1,804,781	9,711,628	2,678,751
Selling and marketing	336,485	91,419	688,462	212,587
Total operating expenses	5,589,226	1,896,200	10,399,590	2,891,338

Loss from operations	(3,855,679)	(1,636,492)	(6,824,285)	(2,315,730)

Other income (expense):
Gain on forgiveness of PPP loan	-	-	-	28,458
Interest expense	(244,152)	(30,754)	(427,286)	(30,754)
Other income, net	7,848	-	7,848	-
Total other income (expense)	(236,304)	(30,754)	(419,438)	(2,296)

Net loss	$(4,091,983)	$(1,667,246)	$(7,243,723)	$(2,318,026)

Net (loss) income attributable to noncontrolling interests in subsidiaries	(12,004)	8,772	(105,823)	24,946

Net loss attributable to Iconic Brands, Inc.	(4,079,979)	(1,676,018)	(7,137,900)	(2,342,972)

Basic and diluted loss per share	$(0.04)	$(0.10)	$(0.07)	$(0.14)
Weighted average number of shares outstanding	97,086,968	17,447,474	96,009,340	16,878,261

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Series A Preferred stock		Series E Preferred stock		Series F Preferred stock		Series G Preferred stock		Series A-2 Preferred stock		Common stock		Treasury stock		Additional paid-in		Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subtotal	interests	Deficit	Total
Balance, December 31, 2020	1	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	-	-	17,268,881	$17,269	1,000	$(516,528)	$22,430,430	$25,822,037	$(1,152,810)	$(26,497,350)	$(1,828,123)
Issuance of common stock in exchange for services rendered and to be rendered	-	-	-	-	-	-	-	-	-	-	1,901,670	1,902	-	-	767,850	769,752	-	-	769,752
Retirement of treasury stock	-	-	-	-	-	-	-	-	-	-	(1,000,000)	(1,000)	1,000	516,528	(515,528)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	24,946	(2,342,972)	(2,318,026)
Balance, June 30, 2021	1	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	-	-	18,170,551	$18,171	-	$-	$22,682,752	$26,591,789	$(1,127,864)	$(28,840,322)	$(3,376,397)

Balance, March 31, 2021	1	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	-	-	16,670,551	$16,671	-	$-	$22,095,252	$26,002,789	$(1,136,636)	$(27,164,304)	$(2,298,151)
Issuance of common stock in exchange for services rendered and to be rendered	-	-	-	-	-	-	-	-	-	-	1,500,000	1,500	-	-	587,500	589,000	-	-	589,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	8,772	(1,676,018)	(1,667,246)
Balance, June 30, 2021	1	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	-	-	18,170,551	$18,171	-	$-	$22,682,752	$26,591,789	$(1,127,864)	$(28,840,322)	$(3,376,397)

Balance, December 31, 2021	-	-	-	-	-	-	-		26,623	$27	90,542,764	$90,544	-	$-	$56,749,055	$56,839,626	$(765,227)	$(36,961,344)	$19,113,055
Common stock and Series A-2 Preferred stock issued for Cash, net of fees	-	-	-	-	-	-	-	-	12,258	12	4,301,004	4,301	-	-	10,993,763	10,998,076	-	-	10,998,076
Conversion of Series A-2 Preferred Stock for Common Stock	-	-	-	-	-	-	-	-	(701)	(1)	2,243,200	2,243	-	-	(2,242)	-	-	-	-
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	559,596	559,596	-	-	559,596
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(105,823)	(7,137,900)	(7,243,723)
Balance, June 30, 2022	-	-	-	-	-	-	-	-	38,180	$38	97,086,968	$97,088	-	$-	$68,300,172	$68,397,298	$(871,050)	$(44,099,244)	$23,427,004

Balance, March 31, 2022	-	-	-	-	-	-	-	-	38,180	$38	97,086,968	$97,088	-	$-	$68,021,374	$68,118,500	$(859,046)	$(40,019,265)	$27,240,189
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	278,798	278,798	-	-	278,798
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,004)	(4,079,979)	(4,091,983)
Balance, June 30, 2022	-	-	-	-	-	-	-	-	38,180	$38	97,086,968	$97,088	-	$-	$68,300,172	$68,397,298	$(871,050)	$(44,099,244)	$23,427,004

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,243,723)	$(2,318,026)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	341,063	3,981
Amortization of operating lease right-of-use assets	380,018	-
Amortization of debt discount	-	30,032
Gain on forgiveness of PPP loan	-	(28,458)
Amortization of intangibles	1,593,200	-
Equity based compensation	559,596	769,752
Change in allowance for doubtful accounts	47,000	-
Change in operating assets and liabilities:
Accounts receivable	(4,592,303)	63,142
Inventory	(1,630,641)	(138,273)
Operating lease liabilities	(210,320)	-
Accounts payable and accrued expenses	3,508,589	510,968
Prepaid expense and other current assets	(451,498)	-
Other assets	(278,836)	-
Other current liabilities	44,999	-
Deferred revenue	42,265	-
Net cash used in operating activities	(7,890,591)	(1,106,882)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Additions to leasehold improvements, furniture, and equipment	(2,070,377)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and Series A-2 Preferred stock issued for Cash, net of fees	10,998,076	-
Net proceeds from factoring arrangement	1,470,007	-
Proceeds from note payable	-	924,280
Loans payable to officer and affiliated entity	-	(22,760)
Net cash provided by (used in) financing activities	12,468,083	901,520

Net increase (decrease) in cash	2,507,115	(205,362)
Cash at beginning of year	2,190,814	457,041
Cash at end of year	$4,697,929	$251,679

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Cash paid for interest	$169,212	$722
Purchase and retirement of treasury stock	-	516,528
Recognition of right of use asset - operating lease	$2,617,474	$-
Conversion of Series A-2 Preferred Stock for Common Stock	$2,242	$-

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

 (Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Iconic Brands, Inc., (“the Company”, or “Iconic”), was incorporated in the State of Nevada on October 21, 2005. As of June 30, 2022, the subsidiaries of Iconic are wholly-owned TopPop LLC (“TopPop”) and United Spirits Inc., (“United”), 54% owned BiVi LLC (“BiVi”) and Bellissima Spirits LLC (“Bellissima”) and 60% owned Empire Wine and Spirits LLC (“Empire”) which was organized on February 4, 2022.

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

Empire was organized in the State of Nevada on February 4, 2022. During the three and six months ended June 30, 2022, there was no business activity or transactions.

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

	As of June 30, 2022
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

(d) Cash

The total amount of bank deposits (checking and savings accounts) that was not insured by the FDIC at June 30, 2022 was approximately $3,757,000.

(e) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At June 30, 2022 and December 31, 2021, the allowance for doubtful accounts was $47,000 and $0, respectively.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventories at June 30, 2022 and December 31, 2021 consist of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers and cases of alcoholic beverages. TopPop inventory consists of raw materials, work in process and finished goods relating to the production cycle.

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

(i) Equity-Based Compensation

Equity-based compensation is accounted for at fair value in accordance with ASC Topic 718, “Compensation-Stock Compensation”. For the three and six months ended June 30, 2022, equity-based compensation was $278,798 and $559,596, respectively. For the three and six months ended June 30, 2021, equity-based compensation was and $589,000 and $769,752, respectively.

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

Diluted net loss per share of common stock is computed on the basis of the weighted average number of shares of common stock and dilutive securities (such as stock options, warrants, and convertible securities) outstanding. As of June 30, 2022 and 2021, the Company had 153,908,668 and 10,655,198 potentially dilutive shares of common stock related to common stock options and warrants, respectively. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation.

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

The Company originally calculated the First Year Earn-out Amount to be $8,244,642 and the Second Year Earn-out Amount to be $11,959,863. In connection with the requirement to record the contingent consideration at fair value for every reporting period, information as of and during the period ended June 30, 2022 required the Company to conclude that there will be no contingent consideration required to be made at the end of the First Year, while the entire amount of contingent consideration previously recorded will be required to be made at the end of the Second Year. This is the result of delays in the revenue targets but no material changes in the underlying projections previously used in connection with the valuation of such contingent consideration. Therefore, the Company estimates that the total contingent consideration is $20,204,505 and will be owed at the end of the Second Year.

The Promissory Notes bear interest at the rate of 10% per annum and mature on July 26, 2022. The Promissory Notes are not subject to pre-payment penalties; however, the Company may not pre-pay any amount on any Promissory Note without pre-paying a pro-rata portion of all Promissory Notes. In connection with the Promissory Notes, the Company granted to the TopPop Members a security interest in all of the Company’s membership interests of TopPop pursuant to certain pledge agreements with each of the TopPop Members, each dated July 26, 2021. The Promissory Notes are not convertible into equity securities of the Company. Under the terms of the Promissory Notes, there is a five-day grace period to July 31, 2022 before an event of default occurs. Upon an event of default, the holders may exercise all rights and remedies available under the terms of the Promissory Notes or applicable laws, including to foreclose on certain collateral consisting of the membership interests of TopPop. Holders of approximately $3.55 million of these notes have agreed to extend the term for 30 days and have indicated that they will not seek cash settlement prior to August 2023. The Company expects to be able get further extension of notes if needed. The Company has not received any demand for payment on any of the other notes.

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

See Note 14 for the required pro forma information related to the business combination.

Intangible assets

Intangible assets consist of the following:
	Estimated Useful	June 30,	December 31,
	Lives	2022	2021
Tradename - Trademarks	5 years	$6,867,000	$6,867,000
Intellectual Property	5 years	849,000	849,000
Customer Base	10 years	14,414,000	14,414,000
Non-Competes	4 years	807,200	807,200
		22,937,200	22,937,200
Less: accumulated amortization		2,920,814	1,327,614
		$20,016,386	$21,609,586

Intangible assets are amortized on a straight-line basis over the useful lives of the assets. Amortization expense amounted to $796,600 and $1,593,200 for the three and six months ended June 30, 2022, respectively. There was no amortization expense during the six months ended June 30, 2021.

Future amortization of intangible assets for the remainder of the current fiscal year and the next five years and thereafter:	Amount
Remainder of the year ended December 31, 2022	$1,593,200
2023	3,186,400
2024	3,186,400
2025	3,102,317
2026	2,341,600
2027	1,441,400
Thereafter	5,165,069
Total	$20,016,386

4. LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT, NET

Leasehold improvements, furniture, and equipment, net consisted of the following:
	June 30,	December 31,
	2022	2021
Machinery and equipment	$7,114,980	$5,352,009
Leasehold improvements	325,171	154,389
Supplies	238,741	140,004
Furniture and fixtures	74,068	36,181
	7,752,960	5,682,583
Less accumulated depreciation	(466,682)	(125,619)
	$7,286,278	$5,556,964

Depreciation expense related to leasehold improvements, furniture, and equipment amounted to $262,715 and $341,063 for the three and six months ended June 30, 2022, respectively.

5. INVENTORIES

 Inventories consisted of:

	June 30, 2022	December 31, 2021
Finished goods:
Bellissima brands	$965,747	$384,717
TopPop	929,121	728,305
Total finished goods	1,894,868	1,113,022

Work-in-process:
TopPop	64,313	88,066
Raw materials:
TopPop	529,211	27,263
Bellissima brands	370,600	-
Total raw materials	899,811	27,263
Total	$2,858,922	$1,228,351

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	June 30, 2022	December 31, 2021
Accounts payable	$4,477,452	$1,367,787
Accrued officers’ compensation	731,127	780,701
Accrued interest	470,949	215,056
Accrued commissions	238,755	88,318
Accrued royalties	172,159	178,013
Other	131,193	83,171
Total	$6,221,635	$2,713,046

On April 15, 2022, the Company was late in filing its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on June 15, 2022. On May 20, 2022, the Company was late in filing it Quarterly Report on Form 10-Q for the period ended March 31, 2022, which was filed on August 2, 2022. Under the terms of the Securities Purchase Agreement signed on July 26, 2021, the Company will incur a late filing penalty. The penalty was calculated at $603,000 and is included on the Balance Sheet and of June 30, 2022 in accounts payable and accrued expenses and classified as general and administrative expenses on the Statement of Operations for the three and six months ended June 30, 2022.

7. NOTES PAYABLE

In connection with the July 2021 acquisition of 100% of the equity of TopPop, on July 26, 2021, the Company issued to the sellers promissory notes in the aggregate principal amount of $4,900,000 (the “TopPop Notes”). The TopPop Notes bear interest at the rate of 10% per annum, matured on July 26, 2022 and are secured by all of the outstanding membership interest in TopPop. Holders of approximately $3.55 million of these notes have agreed to extend the term for 30 days and have indicated that they will not seek cash settlement prior to August 2023. The Company expects to be able get further extension of notes if needed. The Company has not received any demand for payment on any of the other notes.

On July 26, 2021, the Company assumed an SBA note from the acquisition of TopPop. The note bears an interest rate of 3.75% per annum and matures on January 22, 2051.

As of June 30, 2022, notes payable consisted of a $150,000 SBA note and the $5,042,467 notes to former owners of TopPop.

The future payments on principal of notes payable are as follows:	Amount
Remainder of the year ending December 31, 2022	$5,045,466
Year ending December 31, 2023	3,114
Year ending December 31, 2024	3,233
Year ending December 31, 2025	3,356
Year ending December 31, 2026	3,484
Thereafter	133,814
Total	$5,192,467

Interest expense on these notes for the three and six months ended June 30, 2022 was $125,308 and $249,261, respectively. Interest expense on notes payable for the three and six months ended June 30, 2021 was $30,754 for both periods.

8. FACTORING LIABILITY

During the six months ended June 30, 2022, the Company entered into a purchase and sale agreement with Prestige Capital Finance, LLC (“Prestige”). Under the agreement, Prestige buys all of the Company’s right, title, and interest in specific accounts receivable. Prestige has full recourse against the Company for advances if payments are not received for any reason. All credit risk is borne by the Company and not by Prestige. Prestige pays a down payment to the Company of 80% of the face value of the specified receivables. The maximum outstanding balance of the advance is $2,000,000. Prestige’s final purchase price of the accounts receivable is at a discount which is deducted from the face value of each account upon collection. The discount fee is based upon the number of days the account receivable is outstanding from the date of the down payment. The discount fee ranges from 1.95% if the receivable is paid within 30 days to 5.85% if paid within 90 days, plus an additional 1.5% for each 10-day period thereafter until the account is paid in full.

The outstanding balance is secured by an interest in virtually all assets of the Company, with a first security interest in accounts receivable. The agreement remains in effect through January 10, 2023 and will be automatically renewed for successive periods of one year each unless either party terminates the agreement in writing at least 60 days prior to the expiration of the initial term or any renewal term. Prestige may cancel the agreement at any time upon 60 days’ notice.

The Company accounts for this agreement as a financing arrangement, with the down payments recorded as debt and repayment made when the applicable receivable is collected. As of June 30, 2022, there was an outstanding balance of $1,470,007 and accrued interest of $6,922. Interest expense for incurred during the three and six months ended June 30, 2022 was $132,905 and $189,787, respectively.

9. CAPITAL STOCK

Treasury Stock

During the first quarter in 2021, the Company retired 1,000,000 shares of treasury stock with a value of $516,528.

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

On March 23, 2021, the Company issued 401,670 shares of its common stock to an investors relations firm for services rendered to the Company. The $180,752 fair value of the 401,670 shares of common stock was expensed as investor relations.

On May 12, 2021, the Company issued a total of 1,100,000 shares of its common stock to 10 individuals for prior services rendered to the Company. The $429,000 fair value of the 1,100,000 shares of Iconic common stock was expensed as consulting fees in the six months ended June 30, 2021.

On May 19, 2021, the Company issued 300,000 shares of its common stock to Richard DeCicco and 100,000 shares of its common stock to Roseann Faltings for prior services rendered to the Company. The $160,000 fair value of the 400,000 shares of Iconic common stock was expensed as officers’ compensation in the six months ended June 30, 2021.

Warrants

In connection with the second tranche of the equity financing, on January 5, 2022, the Company granted 40,018,583 warrants to purchase common stock. The warrants expire in five years and have an exercise price of $0.31 per share.

A summary of warrant activity for the period January 1, 2022, to June 30, 2022, as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding
Outstanding at January 1, 2022	87,593,083	$0.31	4.23
Granted	40,018,583	0.31	4.52
Outstanding at June 30, 2022	127,611,666	0.31	4.21

Options

During the three and six months ended June 30, 2022, the Company recognized $278,798 and $559,596, respectively, of expense for the option awards. There were no options outstanding as of June 30, 2021.

The following table summarizes the activity of our stock options for the six months ended June 30, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding
Outstanding at December 31, 2021	7,408,200	$0.45	9.79
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	80,000	0.45	9.29
Outstanding at June 30, 2022	7,328,200	0.45	9.29

The aggregate intrinsic value of outstanding options as of December 31, 2021 was $298,544. The outstanding options had no aggregate intrinsic value as of June 30, 2022. The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on balance sheet date. The market values based on the closing bid price as of June 30, 2022 and December 31, 2021 was $0.28 and $0.49, respectively.

As of June 30, 2022, there was approximately $2,537,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately three years.

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

Effective February 9, 2022, TopPop executed a lease agreement to rent approximately 82,000 square feet of warehouse space in Pennsauken, NJ. The lease provided a lease term of 74 months (the first two months are rent free) commencing upon February 9, 2022 and terminating on March 31, 2028. The lease provided a security deposit to the landlord of $92,250 Per the lease agreement, TopPop was also required to post an additional deposit of $184,500. On May 31, 2022, TopPop sent the deposit to an escrow account held by the landlord’s counsel.

The future undiscounted minimum lease payments under the noncancellable leases for the remainder of the current fiscal year and the next five years and thereafter are as follows:

As of June 30, 2022
Remainder of the year ending December 31, 2022	$607,919
Year ending December 31, 2023	1,168,312
Year ending December 31, 2024	1,142,884
Year ending December 31, 2025	1,177,170
Year ending December 31, 2026	1,212,485
Year ending December 31, 2027	1,248,889
Thereafter	1,425,074
Total undiscounted finance lease payments	$7,982,733
Less: Imputed interest	2,359,264
Present value of finance lease liabilities	$5,623,469

The operating lease liabilities of $5,623,469 and $3,216,315 as of June 30, 2022 and December 31, 2021, respectively, represents the discounted (at a 10% estimated incremental borrowing rate) value of the future lease payments at June 30, 2022 and December 31, 2021. The Company’s weighted-average remaining lease term relating to its operating leases is 4.29 years.

For the three and six months ended June 30, 2022, occupancy expense attributed to these leases were $395,324 and $845,462, respectively

For the three and six months ended June 30, 2021, occupancy expense was $28,332 and $53,840, respectively,

Effective June 1, 2022, the Company entered into a sublease agreement to rent out 30,000 square feet of space at one of its warehouses. The gross rent is $9 per square foot, or $22,500 per month for 36 months. During the three and six months ended June 30, 2022, the Company recognized $22,500 of rental income that is presented with general and administrative expenses on the Statement of Operations.

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

The QVC Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the six months ended June 30, 2022 and 2021, the Marketing Fees expense (payable to QVC) was $86,153 and $131,450, respectively, and the direct response sales generated from QVC programs was $414,567 and $687,006, respectively.

e. Concentration of sales

For the three and six months ended June 30, 2022 and 2021, sales consisted of:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021
Bellissima product line:
QVC direct response sales	$271,878	$414,567	$281,497	$687,006
Other	638,084	1,028,490	288,124	494,857
Total Bellissima	909,962	1,443,057	569,620	1,181,862
BiVi product line	-	-	-	-
TopPop	5,744,259	9,257,961	-	-
Hooters product line	-	-	15,294	37,585
Total	$6,654,221	$10,701,018	$584,914	$1,219,447

TopPop’s sales to one customer consisted of 63% and 51% of its total sales for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, 82% and 9%, respectively, of TopPop’s accounts receivables were from that same customer.

f. Commission Agreements

On July 10, 2019, the Company executed a Commission Agreement with CAA-GBA USA, LLC (“CAA-GBG”). The agreement provides CAA-GBG to receive 5% revenue generated with respect to the co-packing or related manufacturing deal for Anheuser-Busch, LLC. Additionally, CAA-GBG is also entitled to receive 5% of revenue for new business identified. The initial agreement expired on July 31, 2021 and automatically renews every year. No commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through June 30, 2022. On May 23, 2022,CAA-GBG received notice of termination and the Commission Agreement ended on July 31, 2022.

Effective December 11, 2019, the Company executed a Commission Agreement with Christopher J. Connolly. Mr. Connolly had agreed to provide sales representation services to Company for alcohol ice pop packing opportunities in exchange for commission. The agreement provides a commission 5% of gross revenue collected. The initial term is one year from the effective date. The agreement will renew automatically for 1-year terms unless the agreement is terminated. The Company has decided to keep this agreement in place and no commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through June 30, 2022.

12. RELATED PARTY TRANSACTIONS

On December 6, 2019 the Company executed a Financial Services Agreement with InnoAccel, a controlling member of the TopPop. InnoAccel had agreed to provide financial and administrative services for the company in exchange for hourly compensations.

The Company has agreed to keep this agreement in place and for the six months ended June 30, 2022 the Company has recorded consulting expense of $92,894.

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

	Branded Beverages	Specialty Packaging (TopPop)	Corporate	Total
Balance sheet at June 30, 2022
Assets	$6,647,516	$55,846,103	$-	$62,493,619
Liabilities	$3,059,337	$36,007,278	$-	$39,066,615

Balance sheet at December 31, 2021
Assets	$2,925,694	$47,780,962	$-	$50,706,656
Liabilities	$2,447,005	$29,146,596	$-	$31,593,601

Income Statement for the six months ended June 30, 2022:	Branded Beverages	Specialty Packaging	Corporate	Total
Net Sales	$1,391,995	$9,309,023	$-	$10,701,018
Cost of sales	$597,503	$6,528,210	$-	$7,125,713
Total operating expenses	$4,066,371	$5,695,860	$637,359	$10,399,590
Loss from operations	$(3,271,879)	$(2,915,047)	$(637,359)	$(6,824,585)
Interest expense	$-	$427,286	$-	$427,286
Depreciation and amortization	$5,628	$335,437	$-	$341,065

Income Statement for the six months ended June 30, 2021:
Net Sales	$1,219,447	$-	$-	$1,219,447
Cost of Goods Sold	$643,839	$-	$-	$643,839
Total operating expenses	$2,649,965	$-	$241,373	$2,891,338
Loss from operations	$(2,074,357)	$-	$(241,373)	$(2,315,730)
Depreciation and amortization	$3,981	$-	$-	$3,981

Income Statement for the three months ended June 30, 2022:	Branded Beverages	Specialty Packaging	Corporate	Total
Net Sales	$858,900	$5,795,321	$-	$6,654,221
Cost of sales	$383,162	$4,537,512	$-	$4,920,674
Total operating expenses	$2,448,486	$2,860,955	$279,785	$5,589,226
Loss from operations	$(1,972,748)	$(1,603,146)	$(279,785)	$(3,855,679)
Interest expense	$-	$244,152	$-	$244,152
Depreciation and amortization	$4,487	$258,228	$-	$262,715

Income Statement for the three months ended June 30, 2021:
Net Sales	$584,914	$-	$-	$584,914
Cost of Goods Sold	$325,206	$-	$-	$325,206
Total operating expenses	$1,758,577	$-	$137,623	$1,896,200
Loss from operations	$(1,498,869)	$-	$(137,623)	$(1,636,492)
Depreciation and amortization	$435	$-	$-	$435

14. PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the quarters ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Sales	$6,441,386	$6,654,221	$9,443,983	$10,701,018
Cost of sales	3,989,510	4,920,674	5,742,526	7,125,713
Gross Profit	2,451,876	1,733,547	3,701,457	3,575,305

General and administrative expenses	3,732,607	5,252,741	6,506,315	9,711,128
Selling and marketing	258,951	336,485	455,980	688,462
Total Operating expenses	3,991,558	5,589,226	6,962,295	10,399,590
Operating income (loss)	(1,539,682)	(3,855,679)	(3,260,838)	(6,824,285)
Amortization of intangibles	-	-	-	-
Interest expense	(274,879)	(244,152)	(659,423)	(427,286)
Other income	-	7,848	-	7,848
Gain on forgiveness of PPP loan	-	-	28,458	-
Total other expense	(274,879)	(244,152)	(630,965)	(419,438)
Net Loss	$(1,814,561)	$(4,091,983)	$(3,891,803)	$(7,243,723)
Net (loss) income attributable to noncontrolling interests in subsidiaries	8,772	(12,004)	24,946	(105,823)
Net Loss attributable to common stockholders:	(1,823,333)	(4,079,979)	(3,916,749)	(7,137,900)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.04)	$(0.05)	$(0.07)

Weighted Average Shares Outstanding- basic and diluted	87,532,764	97,086,968	86,336,883	95,850,224

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results include adjustments in the quarter ended June 30, 2021, related to amortization of acquired intangible assets of $1,593,200, interest expense on notes payable of $246,361, and officer compensation of $254,800. There are no proforma adjustments for the three and six months ended June 30, 2022.

15. SUBSEQUENT EVENTS

On July 1, 2022, under the terms of the Certificate of Designation for the Series A-2 Preferred Stock filed on July 26, 2021, the Company calculated that it is obligated to pay a one-time 6% dividend on the subscription value of the initially issued Series A-2 Preferred Stock. On July 19, 2022, the Company issued shares of common stock to satisfy this dividend requirement and has calculated the number of shares to be issued as 8,810,826 at $0.37 per share.

As of July 1, 2022 the Company was late in filing it Quarterly Report on Form 10-Q for the period ended March 31, 2022 and under the terms of the Securities Purchase Agreement signed on July 26, 2021, the Company will incur a late filing penalty. On August 2, 2022, the Company was in compliance with this requirement. There is an additional penalty of $105,000 that will be accrued as of and for the three month period ended September 30, 2022.

During the period from July 1, 2022 to August 22, 2022 the Company issued 981,344 shares of restricted common stock in connection with three shareholders converting Series A-2 Preferred Stock into common stock.

On August 8, 2022 the Company issued 13,000 shares of restricted common stock to an employee as part of an employment agreement.

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

You should read the following discussion and analysis of our financial condition and plan of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

•	Bellissima Zero Sugar Still Wines – this line of five still wines was launched in March 2022 and are certified vegan and are made with organic grapes;

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

As a result of our July 2021 acquisition of 100% of the equity of TopPop, we are now a vertically integrated company that develops, produces and distributes alcoholic brands. TopPop is a premier product development, contract manufacturing and packaging company that specializes in flexible packaging applications in the food, beverage and health categories. It has the federal and state licenses necessary to manufacture and blend malt, wine and spirits-based products. In June 2020, TopPop opened a 27,000-square-foot FDA-approved manufacturing facility in Marlton, New Jersey with a Safe Quality Food certification. In September 2021, TopPop leased a 64,000 square foot facility for manufacturing in Pennsauken, New Jersey. Construction is now complete, and the facility reached full-scale production capability at the end of March 2022. The facility includes approximately $4 million of high-speed packaging equipment and is expected to triple our production capacity. In February 2022, TopPop leased an 82,000 square foot warehouse in Pennsauken, NJ.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Introduction

We had sales of $6,654,221 for the three months ended June 30, 2022, and $584,914 for the three months ended June 30, 2021, an increase of $6,069,307. Our operating expenses were $5,589,226 for the three months ended June 30, 2022, compared to $1,896,200 for the three months ended June 30, 2021, an increase of $3,693,026 or approximately 195%. Our net operating loss was $3,855,679 for the three months ended June 30, 2022, compared to $1,636,492 for the three months ended June 30, 2021, an increase of $2,219,187 or approximately 136%. A significant amount of these increases relate to the inclusion of the results of TopPop for the three months ended June 30, 2022 and are detailed below.

Revenues and Net Operating Loss

Our operations for the three months ended June 30, 2022, and 2021 were as follows:

ICONIC BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Increase /
	2022	2021	(Decrease)
REVENUE
Sales	$6,654,221	$584,914	$6,069,307
Cost of goods sold	4,920,674	325,206	4,595,468

Gross Profit	1,733,547	259,708	1,473,839

OPERATING EXPENSES
Officers’ compensation	257,285	263,750	(6,465)
Professional and consulting fees	557,128	922,429	(365,301)
Royalties	60,915	107,407	(46,492)
Fulfillment costs	212,051	31,752	180,299)
Travel and entertainment	150,553	6,185	144,368
Payroll	1,139,272	143,727	995,545
Amortization expense	796,600	-	796,600
Other operating expenses, including occupancy	2,078,937	329,531	1,749,406
General and administrative expenses:	5,252,741	1,804,781	3,447,960
Selling and marketing	336,485	91,419	245,066
Total operating expenses	5,589,226	1,896,200	3,693,026

Loss from operations	(3,855,679)	(1,636,492)	(2,219,187)

Other income (expense):
Interest expense	(244,152)	(30,754)	(213,398)
Other income (expense)	7,848	-	7,848
Total other income (expense)	(236,304)	(30,754)	(205,550)

Net loss	$(4,091,983)	$(1,667,246)	$(2,424,737)

Net (loss) income attributable to noncontrolling interests in subsidiaries	$(12,004)	$8,772	$(20,776)

Net (loss) attributable to Iconic Brands, Inc.	$(4,079,979)	$(1,676,018)	$(2,403,961)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, the line of Hooters brand products and our ready to freeze (“RTF”) TopPop products. Sales were $6,654,221 for the three months ended June 30, 2022, and $584,914 for the three months ended June 30, 2021, an increase of $6,069,307 or 1,038%. The increase is due primarily to a $5,795,321 in sales from our newly acquired TopPop products.

Cost of Sales

Cost of sales was $4,920,674, or approximately 74% of sales, for the three months ended June 30, 2022 and $325,206, or approximately 56% of sales, for the three months ended June 30, 2021. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. The significant increase in cost of goods as a percentage of sales, year over year, is due to the change in product mix in 2021 as a result of our TopPop acquisition. Cost of goods for the three months ended June 30, 2022 for our alcohol sales remains at approximately 45%, which is similar to the prior year, while the costs associated with our TopPop acquisition were approximately 78% during the three months ended June 30, 2022.

Officers’ Compensation

Officers’ compensation was $257,285 for the three months ended June 30, 2022 and $263,750 for the three months ended June 30, 2021.

Professional and Consulting Fees

Professional and consulting fees were $557,128 for the three months ended June 30, 2022 and $922,429 for the three months ended June 30, 2021, a decrease of $365,301. Professional and consulting fees consist primarily of legal and, accounting and auditing services. The decrease was due to approximately $429,000 of stock issued to consultants in the three months ended June 30, 2021. There was no stock issued to consultants during the three months ended June 30, 2022.

Royalties

We expensed royalties of $60,915 for the three months ended June 30, 2022 compared to $107,407 for the three months ended June 30, 2021, a decrease of $46,492. Royalties decreased due primarily to lack of Hooters sales in 2022 compared to 2021.

Travel and Entertainment

Travel and entertainment expenses were $150,553 for the three months ended June 30, 2022 and $6,185 for the three months ended June 30, 2021, an increase of $144,368. The increase was a result of limited travel during the three months ended June 30, 2021 due to the COVID-19 environment. During the three months ended June 30, 2022, our personnel attended numerous product development events.

Payroll Expenses

Payroll expenses for the three months ended June 30, 2022 and 2021 were $1,139,272 and $143,727, respectively. The significant increase is due to the hiring of personnel and additional employees from TopPop.

Amortization expense

The amortization expense of $796,600 was related to the amortization of intangibles from the TopPop acquisition in 2021. There was no amortization expense during the six months ended June 30, 2021.

Other Operating Expenses

Other operating expenses were $2,078,937 for the six months ended June 30, 2022 and $329,531 for the six months ended June 30, 2021, an increase of $1,749,406 or approximately 531%. The increase is primarily due to the late filing penalties of $603,000 and approximately $950,000 of general and administrative expenses of TopPop, which includes approximately $400,000 of rent expense, $258,000 of depreciation expense and $227,000 of facility expenses.

Selling and marketing

Marketing and advertising expenses were $336,485 for the three months ended June 30, 2022, and $91,419 for the three months ended June 30, 2021, an increase of $245,066. The increase resulted primarily from related expenses of TopPop as well as spending to increase the visibility of our products through website design and distributor promotions.

Net operating loss

We had a loss from operations of $3,855,679 for the three months ended June 30, 2022 and $1,636,492 for the three months ended June 30, 2021, an increase of $2,219,187, or approximately 136%. Our loss from operations increased, as set forth above.

Other Income and Expense

We had interest expense of $244,152 and $30,754 for the three months ended June 30, 2022 and 2021. The increase in 2021 is due to the interest accrued on the factoring liability and TopPop Note.

Net (income) loss attributable to Noncontrolling Interests in Subsidiaries

Net income (loss) attributable to noncontrolling interests in subsidiaries represented 49% of the net loss of Bellissima and BiVi (of which we own 51%) and is accounted for as a reduction in the net loss attributable to our Company. Net loss for the three months ended June 30, 2022 was $12,004 compared to a net income of $8,772 for the three months ended June 30, 2021.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic was $4,079,979 for the three months ended June 30, 2022 and $1,676,018 for the three months ended June 30, 2021, an increase of $2,403,961 or approximately 143%. The net loss from Iconic increased primarily as a result of the items described above.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

Our operations for the six months ended June 30, 2022 and 2021 were as follows:

	June 30,	June 30,	Increase /
	2022	2021	(Decrease)

Sales	$10,701,018	$1,219,447	$9,481,571
Cost of Sales	7,125,713	643,839	6,481,874
Gross Profit	3,575,305	575,608	2,999,697

Operating expenses:
Officers compensation	482,746	367,500	115,246
Professional and consulting	1,131,152	1,081,332	49,820
Royalties	94,146	206,535	(112,389)
Fulfillment costs	334,871	171,752	163,119
Travel and entertainment	238,308	19,028	219,280
Amortization expense	1,593,200	-	1,593,200
Payroll expense	2,367,337	287,454	2,079,883
Other operating expenses, including occupancy	3,469,368	545,150	2,924,218
General and administrative expenses	9,711,128	2,678,751	7,032,377
Selling and marketing	688,462	212,587	475,875
Total operating expenses	10,399,590	2,891,338	7,508,252

Loss from operations	(6,824,285)	(2,315,730)	(4,508,555)

Other income (expense):
Gain on forgiveness of PPP loan	-	28,458	(28,458)
Interest expense	(427,286)	(30,754)	(396,532)
Other income (expense)	7,848	-	7,848
Total other income (expense)	(419,438)	(2,296)	(417,142)

Net loss	$(7,243,723)	$(2,318,026)	$(4,925,697)

Net (loss) income attributable to noncontrolling interests in subsidiaries	$(105,823)	$24,946	$(130,769)

Net (loss) attributable to Iconic Brands, Inc.	$(7,137,900)	$(2,342,972)	$(4,794,928)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, the line of Hooters brand products and our RTF TopPop products. Sales were $10,701,018 for the six months ended June 30, 2022, and $1,219,447 for the six months ended June 30, 2021, an increase of $9,481,571 or 778%.

Cost of Sales

Cost of sales was $7,125,713, or approximately 67% of sales, for the six months ended June 30, 2022 and $643,839, or approximately 53% of sales, for the six months ended June 30, 2021. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties. The significant increase in cost of goods as a percentage of sales, year over year, is due to the change in product mix in 2021 as a result of our TopPop acquisition. Cost of goods for the six months ended June 30, 2022 for our alcohol sales remains at approximately 43%, which is similar to the prior year, while the costs associated with our TopPop acquisition were approximately 70% during the six months ended June 30, 2022.

Officers Compensation

Officers’ compensation was $482,746 for the six months ended June 30, 2022 and $367,500 for the six months ended June 30, 2021. This increase of $115,246 was due to the hiring of additional executives.

Professional and Consulting Fees

Professional and consulting fees were $1,131,152 for the six months ended June 30, 2022 and $1,081,332 for the six months ended June 30, 2021, an increase of $49,820. Professional and consulting fees consist primarily of legal, accounting and auditing services.

Royalties

Royalties were $94,146 for the six months ended June 30, 2022 and $206,535 for the six months ended June 30, 2021, a decrease of $112,389. Royalties decreased due primarily to lack of Hooters sales in 2022 compared to 2021.

Fulfillment costs

Fulfillment costs expenses were $334,871 for the six months ended June 30, 2022 and $171,752 for the six months ended June 30, 2021. The increase was a result of higher QVC sales compared to the same period last year.

Travel and Entertainment

Travel and entertainment expenses were $238,308 for the six months ended June 30, 2022 and $19,028 for the six months ended June 30, 2021, an increase of $219,280. The increase was a result of limited travel during the six months ended June 30, 2021 due to the COVID-19 environment. During the six months ended June 30, 2022, our personnel attended numerous product development events.

Payroll Expenses

Payroll expenses for the six months ended June 30, 2022 and 2021 was $2,367,337 and $287,454, respectively. The significant increase is due to the hiring of personnel and the additional employees from TopPop.

Amortization expense

The amortization expense of $1,593,200 was related to the amortization of intangibles from the TopPop acquisition in 2021. There was no amortization expense during the six months ended June 30, 2021.

Other Operating Expenses

Other operating expenses were $3,469,368 for the six months ended June 30, 2022 and $545,150 for the six months ended June 30, 2021, an increase of $2,924,218 or approximately 536%. The increase is primarily due to the equity based compensation expense of $559,596, late filing penalties of $603,000 and approximately $1.8 million of general and administrative expenses of TopPop, which included approximately $770,000 of rent expense, $335,000 of depreciation expense and $465,000 of facility expenses.

Selling and marketing

Marketing and advertising expenses were $688,462 for the six months ended June 30, 2022, and $212,587 for the three months ended June 30, 2021, an increase of $475,875. The increase resulted primarily from related expenses of TopPop as well as spending to increase the visibility of our products through website design and distributor promotions.

Income (Loss) from Operations

We had a loss from operations of $6,824,285 for the six months ended June 30, 2022 and $2,315,730 for the six months ended June 30, 2021, an increase of $4,508,555, or approximately 195%. Our loss from operations increased, as set forth above.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2022 and 2021, we had negative operating cash flows. Our cash on hand as of June 30, 2022, was $4,697,929. We raised $11 million, net of fees, through the funding of the second tranche of the equity financing on January 5, 2022. We have strong medium- to long-term cash needs. We anticipate that these needs will be satisfied through our cash flows from operations and additional financing activities, as necessary. Furthermore, of the $7,243,723 of general and administrative expenses, $2,920,877 was non-cash related and we expect to increase sales in future periods.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2022 and December 31, 2021, respectively, were as follows:

	June 30,	December 31,
	2022	2021	Change

Cash	$4,697,929	$2,190,814	$2,507,115
Total Current Assets	13,480,560	4,346,003	9,134,557
Total Assets	62,493,619	50,706,656	11,786,963
Total Current Liabilities	13,641,891	16,650,909	(3,009,018)
Total Liabilities	$39,066,615	$31,593,601	$7,473,014

Our cash increased $2,507,115 and total current assets increased $11,786,963. Our total current liabilities decreased $3,009,018, which represents our recognition of the contingent consideration from current to noncurrent liability of approximately $8.2 million, partially offset by increase in accounts payable and notes payable. Our total liabilities increased $7,473,014 as a result of an increase in operating lease liability of $2.6 million from the new TopPop lease, an increase of approximately $1.5 million in notes payable and an increase in accounts payable and accrued expenses of approximately $3.5 million. Our stockholders’ equity increased from $19,113,055 to $23,427,004 due primarily to recognition of certain intangible assets associated with the TopPop acquisition (see full Balance Sheet for comparison).

In order to repay our obligations in full or in part when due, we may be required to raise significant capital from other sources and to execute on our business plans for TopPop. There is no assurance that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of July 31, 2022 was approximately $4,194,000. We anticipate that the funding from financing activities and product sales will be enough to sustain us for the next 12 months. In addition, holders approximately $3.55 million of the TopPop Notes have indicated that they will not seek cash settlement prior to August 2023. The Company has not received any demand for payment on any of the other notes. We expect to be able get further extension of these notes, if needed.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $7,890,591 and $1,106,882, respectively, an increase of $6,783,709. Changes to working capital included increases of $4,592,303 related to accounts receivable and $1,630,641 for inventory, partially offset by a decrease of $3,508,589 related to accounts payable and accrued expenses. The net loss was further offset by non-cash transactions of $559,596 related to equity compensation, $1,593,200 related to amortization of intangibles, $380,018 of amortization of right of use assets and $341,063 of depreciation of fixed assets.

Investments

For the six months ended June 30, 2022 we used cash for investing activities of $2,070,377 for the purchase of fixed assets and leasehold improvements. There was no cash used during the six months ended June 30, 2021.

Financing

Our net cash provided from financing activities for the six months ended June 30, 2022 was $10,998,076 compared to cash used of $901,520 for the six months ended June 30, 2021. The large inflow of cash in 2022 resulted from the Financing Transaction (detailed herein under “Recent Developments”) of the second tranche on January 5, 2022.

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

Our Principal Executive Officer and our Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Further, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2022, we entered a plea of non-vult to all charges, and received a Consent Order from the Division whereby we have agreed to pay a fine of $63,284, payable on or before December 6, 2022. We have also submitted a Corrective Action Plan addressing measures that we will take in the future to prevent future similar offenses.

ITEM 1A Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The risk factors described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

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

We are currently in discussions with holders of the TopPop Notes regarding possible solutions for the payment of the TopPop Notes, including the possible extension of the maturity date of the TopPop Notes for an additional year. There can be no assurance that our discussions will be successful and if we are not successful in finding an acceptable resolution to the existing default or the impending event of default, the noteholders will be able to seek judgement for the full amount due and may seek to foreclose on our assets. If this occurs, any such remedy will have a material adverse effect on our business, results of operations and financial condition and is likely to negatively impact the price of our common stock. Holders of approximately $3.55 million of these notes have agreed to extend the term for 30 days and have indicated that they will not seek cash settlement prior to August 2023. We expect to be able get further extension of the notes if needed.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the three and six months ended June 30, 2022 that have not been previously disclosed.

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

Iconic Brands, Inc.

Dated: August 22, 2022	By:	/s/ Tom Martin
Tom Martin
	Its:	Chief Executive Officer

Dated: August 22, 2022	By:	/s/ David Allen
David Allen
	Its:	Chief Financial Officer

