Form 10-Q
period 2022-09-30
Iconic Brands, Inc.
filed 2022-12-02
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 29, 2022, the registrant had 107,916,138 shares of common stock, $0.001 par value per share (“Common Stock”), issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$2,798,401	$2,190,814
Accounts receivable	4,632,615	852,321
Inventory	1,851,401	1,228,351
Prepaid expense and other current assets	563,525	74,517
Total current assets	9,845,942	4,346,003

Right-of-use assets, net	5,129,412	3,074,864
Leasehold improvements, furniture, and equipment, net	7,553,053	5,556,964
Intangible assets	19,219,733	21,609,586
Goodwill	5,282,429	15,976,877
Other assets	421,198	142,362
Total assets	$47,451,767	$50,706,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,467,349	$2,713,046
Notes payable	5,080,467	5,045,466
Factoring liability	1,063,323	-
Deferred revenue	136,626	135,034
Other current liabilities	177,233	132,234
Current portion of operating lease liability	538,001	380,487
Contingent consideration	7,219,844	8,244,642
Total current liabilities	20,682,843	16,650,909

Operating lease liability, long term	4,916,909	2,835,828
Notes payable, long term	158,666	147,001
Contingent consideration, long term	-	11,959,863
Total liabilities	25,758,418	31,593,601

Stockholders’ and members’ equity:
Preferred stock, $0.001 par value; authorized 100,000,000 shares:	-	-
Series A-2 Preferred Stock, 37,773 shares issued and outstanding at September 30, 2022; 26,623 shares issued and outstanding at December 31, 2021	38	27
Common Stock, $0.001 par value; authorized 2,000,000,000 shares, 107,212,138 shares issued and outstanding at September 30, 2022 and 90,542,764 shares issued and outstanding at December 31, 2021	107,213	90,544
Additional paid-in capital	71,735,014	56,749,055
Accumulated deficit	(49,276,866)	(36,961,344)
Noncontrolling interests	(872,050)	(765,227)
Total stockholders’ equity	21,693,349	19,113,055
Total liabilities and stockholders’ equity	$47,451,767	$50,706,656

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUE		(Restated)		(Restated)
Sales	$3,162,422	$2,846,437	$13,863,440	$4,065,884

Cost of goods sold	2,546,965	2,151,088	9,672,678	2,794,927

Gross Profit	615,457	695,349	4,190,762	1,270,957

OPERATING EXPENSES
General and administrative expenses	4,493,080	1,355,637	14,204,208	3,843,608
Selling and marketing	148,377	1,256,589	836,839	1,659,956
Total operating expenses	4,641,457	2,612,226	15,041,047	5,503,564

Loss from operations	(4,026,000)	(1,916,877)	(10,850,285)	(4,232,607)

Other income (expense):
Change in fair value of contingent consideration	12,984,661	-	12,984,661	-
Loss on impairment of Goodwill	(10,694,448)	-	(10,694,448)	-
Gain on forgiveness of PPP loan	-	-	-	28,458
Interest expense	(191,764)	(452,539)	(619,050)	(483,293)
Other income (expense), net	8,935	(22,708)	16,783	(22,708)
Total other income (expense)	2,107,384	(475,247)	1,687,946	(477,543)

Net loss	$(1,918,616)	$(2,392,124)	$(9,162,339)	$(4,710,150)

Net loss attributable to noncontrolling interests in subsidiaries	(1,000)	(163,024)	(106,823)	(138,078)

Net loss attributable to Iconic Brands, Inc.	(1,917,616)	(2,229,100)	(9,055,516)	(4,572,072)

Dividend to preferred shareholders	(3,260,006)	-	(3,260,006)	-

Net loss attributable to common stockholders	(5,177,622)	(2,229,100)	(12,315,522)	(4,572,072)

Basic and diluted loss per common share	$(0.05)	$(0.03)	$(0.12)	$(0.14)

Weighted average number of shares outstanding, basic and diluted	104,959,149	69,757,489	98,967,135	34,394,031

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series A-2 Preferred Stock		Common Stock		Treasury Stock		Additional paid-in		Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subtotal	interests	Deficit	Total
Balance, December 31, 2020	-	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	-	$-	17,268,881	$17,269	(1,000,000)	$(516,528)	$22,430,430	$25,822,037	$(1,152,810)	$(26,497,350)	$(1,828,123)
Common Stock and Series A-2 Preferred stock issued for Cash, net of fees	-	-	-	-	-	-	-	-	18,800	19	6,711,997	6,712	-	-	15,003,654	15,010,385	-	-	15,010,385
Issuance of common Stock for services	-	-	-	-	-	-	-	-	-	-	3,401,670	3,402	-	-	1,235,100	1,238,502	-	-	1,238,502
Common Stock issued to purchase TopPop	-	-	-	-	-	-	-	-	-	-	26,009,600	26,010	-	-	10,117,734	10,143,744	-	-	10,143,744
Common Stock issued for the exchange of Series A Preferred Stock	(1)	(1)	-	-	-	-	-	-	-	-	25,600,000	25,600	-	-	(25,599)	-	-	-	-
Common and preferred stock issued in exchange for old Series, E, F and G Preferred stock	-	-	(2,115,224)	(2,115)	(2,189)	(2,188,750)	(1,475)	(1,475,000)	3,555	4	2,209,517	2,210	-	-	3,663,651	-	-	-	--
Buy back of Series F Preferred stock	-	-	-	-	(225)	(225,000)	-	-	-	-	-	-	-	-	225,000	-	-	-	-
Purchase of United Spirits	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,428,465)	(1,428,465)	428,465		(1,000,000)
Common Stock issued to settle notes payable	-	-	-	-	-	-	-	-	4,268	4	547,200	547	-	-	5,414,865	5,415,416	-	-	5,415,416
Shares issued in exchange for old warrants	-	-	-	-	-	-	-	-	-	-	8,283,899	8,284	-	-	(8,284)	-	-	-	-
Retirement of treasury stock	-	-	-	-	-	-	-	-	-	-	(1,000,000)	(1,000)	1,000,000	516,528	(515,528)	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(138,078)	(4,572,072)	(4,710,150)
Balance, September 30, 2021	(1)	$-	-	$-	-	$-	-	$-	26,623	$27	89,032,764	$89,034	-	$-	$56,112,558	$56,201,619	$(862,423)	$(31,069,422)	$24,269,774

Balance, June 30, 2021	1	$1	2,115,224	$2,115	2,414	$2,413,750	1,475	$1,475,000	-	$-	18,170,551	$18,171	-	$-	$22,682,752	$26,591,789	$(1,127,864)	$(28,840,322)	$(3,376,397)
Common Stock and Series A-2 Preferred Stock issued for Cash, net of fees	-	-	-	-	-	-	-	-	18,800	19	6,711,997	6,712	-	-	15,003,654	15,010,385	-	-	15,010,385
Issuance of Common Stock for services	-	-	-	-	-	-	-	-	-	-	1,500,000	1,500	-	-	467,250	468,750	-	-	468,750
Common Stock issued to purchase TopPop	-	-	-	-	-	-	-	-	-	-	26,009,600	26,010	-	-	10,117,734	10,143,744	-	-	10,143,744
Common Stock issued for the exchange of Series A Preferred Stock	(1)	(1)	-	-	-	-	-	-	-	-	25,600,000	25,600	-	-	(25,599)	-	-	-	-
Common and preferred stock issued in exchange for old Series, E, F and G Preferred stock	-	-	(2,115,224)	(2,115)	(2,189)	(2,188,750)	(1,475)	(1,475,000)	3,555	4	2,209,517	2,210	-	-	3,663,651	-	-	-	-
Buy back of Series F Preferred stock	-	-	-	-	(225)	(225,000)	-	-	-	-	-	-	-	-	225,000	-	-	-	-
Common Stock and Series A-2 Preferred Stock issued to settle notes payable	-	-	-	-	-	-	-	-	4,268	4	547,200	547	-	-	5,414,865	5,415,416	-	-	5,415,416
Shares issued in exchange for old warrants	-	-	-	-	-	-	-	-	-	-	8,283,899	8,284	-	-	(8,284)	-	-	-	-
Purchase of United Spirits	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,428,465)	(1428,465)	428,465	-	1,000,000
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(163,024)	(2,229,100)	(2,392,124)
Balance, September 30, 2021	-	$-	-	$-	-	$-	-	$-	26,623	$27	89,032,764	$89,034	-	$-	$56,112,558	$56,201,619	$(862,423)	$(31,069,422)	$24,269,774

Balance, December 31, 2021	-	$-	-	$-	-	$-	-	$-	26,623	$27	90,542,764	$90,544	-	$-	$56,749,055	$56,839,626	$(765,227)	$(36,961,344)	$19,113,055
Common Stock and Series A-2 Preferred Stock issued for Cash, net of fees	-	-	-	-	-	-	-	-	12,258	12	4,301,004	4,301	-	-	10,993,763	10,998,076	-	-	10,998,076
Conversion of Series A-2 Preferred Stock for Common Stock	-	-	-	-	-	-	-	-	(1,108)	(1)	3,544,544	3,544	-	-	(3,543)	-	-	-	-
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	13,000	13	-	-	744,544	744,557	-	-	744,557
Stock dividend issued on Series A-2 Preferred Stock	-	-	-	-	-	-	-	-	-	-	8,810,826	8,811	-	-	3,251,195	3,260,006	-	(3,260,006)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(106,823)	(9,055,516)	(9,162,339)
Balance, September 30, 2022	-	$-	-	$-	-	$-	-	$-	37,773	$38	107,212,138	$107,213	-	$-	$71,735,014	$71,842,265	$(872,050)	$(49,276,866)	$21,693,349

Balance, June 30, 2022	-	$-	-	$-	-	$-	-	$-	38,180	$38	97,086,968	$97,088	-	$-	$68,300,172	$68,397,298	$(871,050)	$(44,099,244)	$(23,427,004)
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	13,000	13	-	-	184,949	184,962	-	-	184,962
Stock dividend issued on Series A-2 Preferred Stock	-	-	-	-	-	-	-	-	-	-	8,810,826	8,811	-	-	3,251,195	3,260,006	-	(3,260,006)	-
Conversion of Series A-2 Preferred Stock for Common Stock	-	-	-	-	-	-	-	-	(407)	-	1,301,344	1,301	-	-	(1,301)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,000)	(1,917,616)	(1,918,616)
Balance, September 30, 2022	-	$-	-	$-	-	$-	-	$-	37,773	$38	107,212,138	$107,213	-	$-	$71,735,014	$71,842,265	$(872,050)	$(49,276,866)	$21,693,349

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Nine Months Ended September 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)
Net loss	$(9,162,339)	$(4,710,150)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	571,106	36,308
Amortization of operating lease right-of-use assets	562,926	76,801
Amortization of debt discounts	-	30,032
Gain on forgiveness of PPP loan	-	(28,458)
Change in allowance for doubtful accounts	47,000	-
Provision for excess and obsolete inventory	40,000	-
Amortization of intangibles	2,389,853	-
Equity compensation	744,557	1,238,502
Change in fair value of contingent consideration	(12,984,661)
Loss on impairment of Goodwill	10,694,448
Change in operating assets and liabilities:
Accounts receivable	(3,827,294)	2,937,788
Inventory	(663,050)	87,916
Equipment deposit	-	(1,834,520)
Operating lease liabilities	(378,879)	(80,567)
Accounts payable and accrued expenses	3,754,303	(1,776,018)
Prepaid expense and other current assets	(489,008)	(74,116)
Loans payable to officer and affiliated entity-noninterest bearing and due on demand	-	(15,637)
Other assets	(278,836)	(25,935)
Other current liabilities	44,999	35,713
Deferred revenue	1,592	(43,565)
Net cash used in operating activities	(8,933,283)	(4,145,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid from acquisition of TopPop	-	(3,547,770)
Cash paid for Acquisition of United Spirits	-	(1,000,000)
Fixed assets and leasehold improvements	(2,497,195)	-
Net cash used in investing activities	(2,497,195)	(4,547,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock and Series A-2 Preferred Stock issued for Cash, net of fees	10,998,076	15,010,385
Net proceeds from factoring arrangement	1,063,323	-
Proceeds from note payable	-	924,280
Repayment of note payable	(23,334)	(2,015,380)
Net cash provided by financing activities	12,038,065	13,919,285

Net increase in cash	607,587	5,225,609
Cash and cash at beginning of year	2,190,814	457,041
Cash and cash at end of year	$2,798,401	$5,682,650

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Cash paid for interest	$304,309	$677,430
Common and preferred stock issued in exchange for old Series, E, F and G Preferred stock	$-	$3,665,865
Purchase and retirement of treasury stock	$-	$(516,528)
Common Stock issued to settle notes payable	$-	$5,415,416
Recognition of right of use asset - operating lease	$2,617,474	$-
Purchase of equipment with promissory note	$70,000	$-
Conversion of Series A-2 Preferred Stock for Common Stock	$3,543	$-

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

 (Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Iconic Brands, Inc. (“Iconic”), was incorporated in the State of Nevada on October 21, 2005. As of September 30, 2022, the subsidiaries of Iconic are wholly-owned TopPop LLC (“TopPop”) and United Spirits Inc., (“United”), 54% owned BiVi LLC (“BiVi”) and Bellissima Spirits LLC (“Bellissima”) and 60% owned Empire Wine and Spirits LLC (“Empire”) which was organized on February 4, 2022.

BiVi is the brand owner of “BiVi 100 percent Sicilian Vodka,” and Bellissima is the brand owner of Bellissima sparkling wines. BiVi was organized in Nevada on May 4, 2015. Bellissima was organized in Nevada on December 1, 2015.

On July 26, 2021, Iconic acquired 100% of TopPop. TopPop is organized as a limited liability company in the State of New Jersey on September 5, 2019. TopPop’s primary operation is the manufacture and packaging of alcohol and non-alcohol single-serve, shelf-stable, ready-to-freeze ice pops. TopPop began operations in December 2019 (see note 3). On July 26, 2021, Iconic purchased all of the outstanding common stock of United.

Empire was organized in the State of Nevada on February 4, 2022. During the three and nine months ended September 30, 2022, Empire had no business activity or operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The condensed unaudited consolidated interim financial statements include the accounts of Iconic, its two 54% owned subsidiaries, BiVi and Bellissima, 60% owned Empire, and its wholly-owned subsidiaries United and TopPop, (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

The Company has continuing losses from operations, net cash used in operating activities, a working capital deficiency of $10,836,901 and accumulated deficit of $49,276,866. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filling of this document. There are no assurances that such additional funding will be achieved and that the company will succeed in its future operations.

The condensed unaudited consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the company be unable to continue as a going concern. The company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition, and business prospects will be materially and adversely affected and the Company may have to cease operations.

The accompanying condensed unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Restatement

While preparing its annual report for the year ended December 31, 2021, the Company identified an error in its accounting relating to the acquisition of the outstanding stock of one of the entities that are included in the consolidated financial statements. The Company erroneously recognized a $1,000,000 payment made to a shareholder and $428,465 balance in noncontrolling interest as components of general and administrative expenses.  Since these are capital transactions, the amounts should have been recognized in additional paid in capital. The tables below summarize the impact on the restatements described above on the financial information previously reported on the Company's Form 10-Q for the nine months ended September 30, 2021.  There was no impact to the cash used in operating expenses during the nine months ended September 30, 2021.

	Three months ended September 30, 2021		Nine months ended September 30, 2021
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	As Reported	As Restated	As Reported	As Restated
General and administrative expenses	2,784,102	1,355,637	5,272,073	3,843,608
Net loss	$(3,820,589)	$(2,392,124)	$(6,138,615)	$(4,710,150)
Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.18)	$(0.14)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Additional paid-in capital	57,541,023	56,112,558	57,541,023	56,112,558
Accumulated deficit	(32,497,887)	(31,069,422)	(32,497,887)	(31,069,422)

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

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy. The only financial instrument measured at fair value is the contingent consideration:

	As of September 30, 2022
	Quoted Prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Contingent consideration	$-	$-	$7,219,844

	December 31, 2021
	Quoted Prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Contingent consideration	$-	$-	$20,204,505

The fair value of the contingent consideration is based on the projected earnings of the Company’s business. The TopPop business is a seasonal business in nature and expects largest demand in the third quarter. During the quarter ended September 30, 2022, the Company did not achieve the revenues it expected. Due to the significance of the shortfall during this period, the Company concluded that a triggering event occurred and as such, the Company reassessed the underlying assumptions used in its projected earnings. As a result of that analysis, it was determined that the fair value of the contingent consideration was reduced to $7,219,844 as of September 30, 2022 resulting in a gain from the change in fair value of contingent consideration of $12,984,661  for the three and nine months ended September 30, 2022.

Additionally resulting from the above, the Company recognized a loss on impairment of its goodwill of $10,694,418 during the three and nine months ended September 30, 2022.

(d) Cash

The total amount of bank deposits (checking and savings accounts) that was not insured by the FDIC at September 30, 2022 was approximately $2,038,000.

(e) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. At September 30, 2022 and December 31, 2021, the allowance for doubtful accounts was $47,000 and $32,000, respectively.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventories at September 30, 2022 and December 31, 2021 consist of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers and cases of alcoholic beverages. TopPop inventory consists of raw materials, work in process and finished goods relating to the production cycle.

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

(i) Equity-Based Compensation

Equity-based compensation is accounted for at fair value in accordance with ASC Topic 718, “Compensation-Stock Compensation”. For the three and nine months ended September 30, 2022, equity-based compensation was $184,962 and $744,557, respectively. For the three and nine months ended September 30, 2021, equity-based compensation was and $468,750 and $1,238,502, respectively.

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

(k) Net Loss per Share

Basic net loss per share of Common Stock is computed on the basis of the weighted average number of shares of Common Stock outstanding during the period of the financial statements.

Diluted net loss per share of Common Stock is computed on the basis of the weighted average number of shares of Common Stock and dilutive securities (such as stock options, warrants, and convertible securities) outstanding. As of September 30, 2022 and 2021, the Company had 136,519,866 and 87,593,083 potentially dilutive shares of Common Stock related to Common Stock options and warrants, respectively. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation.

l) Recently Issued Accounting Pronouncements

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

(n) Leasehold improvements, furniture, and equipment, net

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

On July 26, 2021, Iconic entered into an acquisition agreement (the “TopPop Acquisition Agreement”) with TopPop, and each of FrutaPop LLC (“Frutapop”), Innoaccel Investments LLC (“Innoaccel”) and Thomas Martin (“Martin” and, together with Frutapop and Innoaccel, the “TopPop Members”), pursuant to which the TopPop Members sold to Iconic and Iconic acquired, all of the issued and outstanding membership interests of TopPop.

TopPop is a brand owner and contract manufacturing and packaging company specializing in flexible packaging solutions in the food, beverage and health categories. Its first branded and contract products are alcohol-infused ice pops. Its manufacturing facility in Marlton, New Jersey is registered by the Federal Drug Administration and holds a Safe Quality Food certification.

Upon consummation of the acquisition contemplated by the TopPop Acquisition Agreement, the TopPop Members received, in the aggregate: (a) $3,694,273 in cash by transfer of immediately available funds, (b) 26,009,600 shares of Common Stock, which shares were valued in the aggregate at $10,143,744, or $0.39 per share, (c) $5,042,467 aggregate principal amount of promissory notes of the Company (the “Promissory Notes”) and (d) future additional cash payments as earnout consideration (the “Total Consideration”). Under the TopPop acquisition agreement, earn-out payments, if any, were to be made (i) following the 12-month period commencing on August 1, 2021 (the “First Year”), in an amount (the “First Year Earn-out Amount”) equal to each TopPop Member’s pro rata portion of the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for the First Year over (B) the aggregate amount of the Promissory Notes repaid in cash during the First Year; provided, however, no First Year Earn-out Amount shall be payable if (i)(A) does not exceed (i)(B); and (ii) following the 12-month period commencing on August 1, 2022 (the “Second Year”), in an amount (the “Second Year Earn-out Amount”) equal to each TopPop Member’s pro rata portion of the excess, if any, of: (A) 1.96 times TopPop’s EBITDA for the Second Year over (B) the aggregate amount of the Promissory Notes repaid in cash during the Second Year; provided, however, no Second Year Earn-out Amount shall be payable if (ii)(A) does not exceed (ii)(B). The earn-out payments shall be made, at the election of each TopPop Member, in cash or in shares of Common Stock or a combination thereof, less any reserve for possible indemnification payments, provided that not less than 45% of the value of each earn-out payment shall be paid in shares of Common Stock. If paid in shares of Common Stock, such shares shall be valued at the then-prevailing market rate.

The Company originally calculated the First Year Earn-out Amount to be $8,244,642 and the Second Year Earn-out Amount to be $11,959,863. In connection with the requirement to record the contingent consideration at fair value for every reporting period, results as of and during the period ended September 30, 2022 required the Company to conclude that the value of the contingent consideration required to be made at the end of the Second Year must be decreased. The TopPop business is a seasonal business in nature and expects its largest demand in the third quarter. During the quarter ended September 30, 2022, the Company did not achieve the revenues it expected. Due to the significance of the shortfall during this period, the Company concluded that a triggering event occurred and as such, the Company reassessed the underlying assumptions used in its projected earnings. As a result of that analysis, it was determined that the fair value of the contingent consideration was reduced to $7,219,844 as of September 30, 2022.  The change resulted in a gain from the change in fair value of the contingent consideration of $12,984,661 for the three and nine months ended September 30, 2022, as stated on the Consolidated Statement of Operations.  Because of this triggering event, the Company further analyzed the value of its goodwill on the Balance Sheet as discussed further in this Note.

The Promissory Notes bear interest at the rate of 10% per annum and mature on July 26, 2022. The Promissory Notes are not subject to pre-payment penalties; however, the Company may not pre-pay any amount on any Promissory Note without pre-paying a pro-rata portion of all Promissory Notes. In connection with the Promissory Notes, the Company granted to the TopPop Members a security interest in all of the Company’s membership interests of TopPop pursuant to certain pledge agreements with each of the TopPop Members, each dated July 26, 2021. The Promissory Notes are not convertible into equity securities of the Company. Upon an event of default, the holders may exercise all rights and remedies available under the terms of the Promissory Notes or applicable laws, including to foreclose on certain collateral consisting of the membership interests of TopPop. Holders of approximately $3.55 million of these notes have agreed to extend the term until December 1, 2022, and have indicated that they will not seek cash settlement prior to August 2023. The Company has not received any demand for payment on any of the other notes.

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

As a result of delays in the revenue targets, management conducted a reassessment during the quarter ended September 30, 2022 and identified indicators of impairment related to the acquisition of TopPop.   Upon completion, management compared the carrying values to the non-discounted pre-tax cash flow value of the TopPop business unit and it was determined that the intangibles were not impaired, but upon review of discounted cash flow value of the TopPop business unit, the fair value did not exceed the carrying value indicating an impairment of goodwill. During the three and nine months ended September 30, 2022, the Company recorded an impairment charge of $10,694,448 for goodwill.

Changes in the value of goodwill:

Balance of goodwill as of January 1, 2022	$15,976,877
Impairment of goodwill	(10,694,448)
Balance of goodwill as of September 30, 2022	$5,282,429

Intangible assets

Intangible assets consist of the following:
	Estimated Useful	September 30,	December 31,
	Lives	2022	2021
Tradename - Trademarks	5 years	$6,867,000	$6,867,000
Intellectual Property	5 years	849,000	849,000
Customer Base	10 years	14,414,000	14,414,000
Non-Competes	4 years	807,200	807,200
		22,937,200	22,937,200
Less: accumulated amortization		3,717,467	1,327,614
		$19,219,733	$21,609,586

Intangible assets are amortized on a straight-line basis over the useful lives of the assets. Amortization expense amounted to $796,600 and $2,389,853 for the three and nine months ended September 30, 2022, respectively. There was no amortization expense during the nine months ended September 30, 2021.

Future amortization of intangible assets for the remainder of the current fiscal year and the next five years and thereafter:	Amount
Remainder of the year ended December 31, 2022	$796,600
2023	3,186,400
2024	3,186,400
2025	3,102,317
2026	2,341,600
2027	1,441,400
Thereafter	5,165,016
Total	$19,219,733

4. LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT, NET

Leasehold improvements, furniture, and equipment, net consisted of the following:
	September 30,	December 31,
	2022	2021
Machinery and equipment	$7,544,093	$5,352,009
Leasehold improvements	374,429	154,389
Supplies	239,407	140,004
Furniture and fixtures	74,068	36,181
	8,231,997	5,682,583
Less accumulated depreciation	(678,944)	(125,619)
	$7,553,053	$5,556,964

Depreciation expense related to leasehold improvements, furniture, and equipment amounted to $227,307 and $571,106 for the three and nine months ended September 30, 2022, respectively.

5. INVENTORIES

 Inventories consisted of:

	September 30, 2022	December 31, 2021
Finished goods:
Bellissima brands	$982,925	$384,717
TopPop	292,665	728,305
Total finished goods	1,275,590	1,113,022

Work-in-process:
TopPop	109,472	88,066
Raw materials:
TopPop	95,739	27,263
Bellissima brands	370,600	-
Total raw materials	466,339	27,263
Total	$1,851,401	$1,228,351

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	September 30, 2022	December 31, 2021
Accounts payable	$4,641,936	$1,367,787
Accrued officers’ compensation	677,136	780,701
Accrued interest	594,707	215,056
Accrued commissions	213,622	88,318
Accrued royalties	111,458	178,013
Other	228,490	83,171
Total	$6,467,349	$2,713,046

On April 15, 2022, the Company was late in filing its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on June 15, 2022. On May 20, 2022, the Company was late in filing it Quarterly Report on Form 10-Q for the period ended March 31, 2022, which was filed on August 2, 2022. Under the terms of the Securities Purchase Agreement signed on July 26, 2021, the Company incurred a late filing penalty. Due to the penalty, the Company recognized $173,211 and $776,211 expenses for the three and nine months ended September 30, 2022, respectively, leaving a balance of $776,211 on the Balance Sheet as of September 30, 2022.

7. NOTES PAYABLE

In connection with the July 2021 acquisition of 100% of the equity of TopPop, on July 26, 2021, the Company issued to the sellers promissory notes in the aggregate principal amount of $4,900,000 (the “TopPop Notes”). The TopPop Notes bear interest at the rate of 10% per annum, matured on July 26, 2022 and are secured by all of the outstanding membership interest in TopPop. Holders of approximately $3.55 million of these notes have agreed to extend the term until December 1, 2022, and have indicated that they will not seek cash settlement prior to August 2023. The Company has not received any demand for payment on any of the other notes.

On July 26, 2021, the Company assumed a Small Business Administration (the “SBA note”) from the acquisition of TopPop. The note bears an interest rate of 3.75% per annum and matures on January 22, 2051.

On August 29, 2022, the Company issued a $70,000 promissory note to a third party in exchange for machinery. Under the terms of the note, the Company will make six monthly payments beginning September 5, 2022.  In the event of default, the entire balance becomes due immediately and will accrue 6% interest thereafter.  As of September 30, 2022, the balance of the promissory note was $46,666 with no accrued interest.

As of September 30, 2022, notes payable consisted of $150,000 outstanding under the SBA note, $46,666 outstanding under a promissory note and $5,042,467 outstanding under notes held by former owners of TopPop.

The future payments on principal of notes payable are as follows:	Amount
Remainder of the year ending December 31, 2022	$5,080,467
Year ending December 31, 2023	14,779
Year ending December 31, 2024	3,233
Year ending December 31, 2025	3,356
Year ending December 31, 2026	3,484
Thereafter	133,814
Total	$5,239,133

Interest expense on these notes for the three and nine months ended September 30, 2022 was $191,764 and $619,050, respectively. Interest expense on notes payable for the three and nine months ended September 30, 2021 was $452,539 and $483,293, respectively.

8. FACTORING LIABILITY

During the nine months ended September 30, 2022, the Company entered into a purchase and sale agreement with Prestige Capital Finance, LLC (“Prestige”). Under the agreement, Prestige has agreed to buy all of the Company’s right, title, and interest in specific accounts receivable. Prestige has full recourse against the Company for advances if payments are not received for any reason. All credit risk is borne by the Company and not by Prestige. Prestige has agreed to pay a down payment to the Company of 80% of the face value of the specified receivables. The maximum outstanding balance of the advance is $2,000,000. Prestige’s final purchase price of the accounts receivable is at a discount which is deducted from the face value of each account upon collection. The discount fee is based upon the number of days the account receivable is outstanding from the date of the down payment. The discount fee ranges from 1.95% if the receivable is paid within 30 days to 5.85% if paid within 90 days, plus an additional 1.5% for each 10-day period thereafter until the account is paid in full.

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

The Company accounts for this agreement as a financing arrangement, with the down payments recorded as debt and repayment made when the applicable receivable is collected. As of September 30, 2022, there was an outstanding balance of $1,063,323 and accrued interest of $5,458. Interest expense for incurred during the three and nine months ended September 30, 2022 was $133,632 and $309,767, respectively.

9. CAPITAL STOCK

Treasury Stock

During the first quarter in 2021, the Company retired 1,000,000 shares of treasury stock with a value of $516,528.

Preferred Stock

On July 26, 2021, the Company filed a Certificate of Designation, Preferences and Rights of the Series A-2 Convertible Preferred Stock, par value $0.001 per share (“Series A-2 Preferred Stock”) with the Secretary of State of Nevada, designating up to 45,000 shares of the Company’s preferred stock as Series A-2 Preferred Stock. The holders are entitled to receive, and the Company is obligated to pay, dividends on shares of Series A-2 Preferred Stock equal (on an as-if-converted-to Common Stock basis) to and in the same form as dividends actually paid on shares of Common Stock when, as and if such dividends are paid on shares of Common Stock. The Series A-2 Preferred Stock shall have no voting rights.

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

During the nine months ended September 30, 2022, stockholders converted 1,108 shares of Series A-2 Preferred Stock into 3,544,544 shares of Common Stock, par value $.001 per share, at $0.31 per share.

Common Stock

On March 23, 2021, the Company issued 401,670 shares of its Common Stock to an investors relations firm for services rendered to the Company. The $180,752 fair value of the 401,670 shares of Common Stock was expensed as investor relations.

On May 12, 2021, the Company issued a total of 1,100,000 shares of its Common Stock to 10 individuals for prior services rendered to the Company. The $429,000 fair value of the 1,100,000 shares of Common Stock was expensed as consulting fees in the nine months ended September 30, 2021.

On May 19, 2021, the Company issued 300,000 shares of its Common Stock to Richard DeCicco and 100,000 shares of its Common Stock to Roseann Faltings for prior services rendered to the Company. The $160,000 fair value of the 400,000 shares of Common Stock was expensed as officers’ compensation in the nine months ended September 30, 2021.

On July 26, 2021, the Company entered into an acquisition agreement with TopPop and each of FrutaPop LLC, Innoaccel Investments LLC and Thomas Martin (collectively, the “TopPop Members”), pursuant to which the TopPop Members sold to the Company and the Company acquired, all of the issued and outstanding membership interests of TopPop (see note 3). Upon consummation of the acquisition, the Company issued 26,009,600 shares of Common Stock, valued at $10,143,744.

The following events also occurred on July 26, 2021:

The Company sold 18,800 shares of Series A-2 Preferred Stock and 6,711,997 shares of Common Stock for an aggregate of $15,603,385, net of fees.

The Company issued 4,268 shares of Series A-2 Preferred Stock and 547,200 shares of Common Stock to settle $4,438,708 of notes payable.

The Company entered into securities exchange agreements (collectively, the “Exchange Agreement”) with the holders of the Company’s outstanding (a) Series E Convertible Preferred Stock, Series F Convertible Preferred Stock and Series G Convertible Preferred Stock, and (b) Series E Common Stock Purchase Warrants, Series F Common Stock Purchase Warrants and Series G Common Stock Purchase Warrants, pursuant to which the Holders exchanged (i) all existing Preferred Stock held by each Holder for shares of Series A-2 Preferred Stock and Warrants, and (ii) all existing warrants held by each Holder for shares of Common Stock (the “Exchange”). In connection with the Exchange, the Holders exchanged all of their existing securities for an aggregate of 3,555 shares of Series A-2 Preferred Stock, warrants to purchase 14,304,880 shares of Common Stock, and 2,209,517 shares of Common Stock.

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

During the nine months ended September 30, 2021, the Company issued and aggregate 3,401,670 shares of Common Stock to vendors for services and for officer’s compensation. The aggregate value of the Common Stock was $1,238,502.

During the nine months ended September 30, 2021, the Company issued 8,283,899 shares of Common Stock in exchange for retiring outstanding warrants.

On July 1, 2022, under the terms of the Certificate of Designation for the Series A-2 Preferred Stock filed on July 26, 2021, the Company calculated that it is obligated to pay a one-time 6% dividend on the subscription value of the initially issued Series A-2 Preferred Stock. On July 19, 2022, the Company issued shares of Common Stock to satisfy this dividend requirement and has calculated the number of shares of Common Stock to be issued as 8,810,826 at $0.37 per share.

On August 8, 2022, the Company issued 13,000 shares of restricted Common Stock to an employee pursuant to such employee’s employment agreement.

Warrants

In connection with the second tranche of the equity financing, on January 5, 2022, the Company granted 40,018,583 warrants to purchase Common Stock. The warrants expire in five years and have an exercise price of $0.31 per share.

A summary of warrant activity for the period January 1, 2022, to September 30, 2022, as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding
Outstanding at January 1, 2022	87,593,083	$0.31	4.23
Granted	40,018,583	0.31	4.52
Outstanding at September 30, 2022	127,611,666	0.31	4.21

Options

During the three and nine months ended September 30, 2022, the Company recognized $278,798 and $559,596, respectively, of expense for the option awards. There were no options outstanding as of September 30, 2021.

The following table summarizes the activity of our stock options for the nine months ended September 30, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding
Outstanding at December 31, 2021	7,408,200	$0.45	9.79
Granted	1,500,000	0.41	9.85
Forfeited or expired	(1,034,200)	0.45	9.04
Outstanding at September 30, 2022	7,874,000	0.45	9

The outstanding options had no aggregate intrinsic value as of September 30, 2022. Intrinsic value is calculated as the difference between the market value and the exercise price of the shares on balance sheet date. The market values based on the closing bid price as of September 30, 2022 was $0.17.

As of September 30, 2022, there was approximately $2,537,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately three years.

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

The future undiscounted minimum lease payments under the noncancellable leases for the remainder of the current fiscal year and the next five years and thereafter are as follows:

As of September 30, 2022
Remainder of the year ending December 31, 2022	$300,169
Year ending December 31, 2023	1,168,312
Year ending December 31, 2024	1,142,884
Year ending December 31, 2025	1,177,170
Year ending December 31, 2026	1,212,485
Year ending December 31, 2027	1,248,889
Thereafter	1,425,074
Total undiscounted finance lease payments	$7,674,983
Less: Imputed interest	2,220,073
Present value of finance lease liabilities	$5,454,910

The operating lease liabilities of $5,454,910 and $3,216,315 as of September 30, 2022 and December 31, 2021, respectively, represents the discounted (at a 10% estimated incremental borrowing rate) value of the future lease payments at September 30, 2022 and December 31, 2021. The Company’s weighted-average remaining lease term relating to its operating leases is 4.29 years.

For the three and nine months ended September 30, 2022, occupancy expense attributed to these leases were $463,062 and $1,308,524, respectively.

For the three and nine months ended September 30, 2021, occupancy expense was $115,161 and $169,001, respectively,

Effective June 1, 2022, the Company entered into a sublease agreement to rent out 30,000 square feet of space at one of its warehouses. The gross rent is $9 per square foot, or $22,500 per month for 36 months. During the three and nine months ended September 30, 2022, the Company recognized $22,500 of rental income that is presented with general and administrative expenses on the Statement of Operations.

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

The QVC Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the nine months ended September 30, 2022 and 2021, the Marketing Fees expense (payable to QVC) was $86,153 and $131,450, respectively, and the direct response sales generated from QVC programs was $414,567 and $687,006, respectively.

e. Concentration of sales

For the three and nine months ended September 30, 2022 and 2021, sales consisted of:

	Three Months Ended	Nine months Ended	Three Months Ended	Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2021
Bellissima product line:
QVC direct response sales	$236,329	$650,896	$338,483	$1,025,488
Other	614,867	1,643,357	462,454	957,311
Total Bellissima	851,196	2,294,253	800,937	1,982,799
BiVi product line	-	-	-	-
TopPop	2,311,226	11,569,187	2,045,500	2,045,500
Hooters product line	-	-	-	37,585
Total	$3,162,422	$13,863,440	$2,846,437	$4,065,884

TopPop’s sales to one customer consisted of 54% and 52% of its total sales for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, 60% and 7%, respectively, of TopPop’s accounts receivables were from that same customer.

f. Commission Agreements

On July 10, 2019, the Company executed a Commission Agreement with CAA-GBA USA, LLC (“CAA-GBG”). The agreement provides CAA-GBG to receive 5% revenue generated with respect to the co-packing or related manufacturing deal for Anheuser-Busch, LLC. Additionally, CAA-GBG is also entitled to receive 5% of revenue for new business identified. The initial agreement expired on July 31, 2021 and automatically renews every year. No commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through September 30, 2022. On May 23, 2022, CAA-GBG received notice of termination and the Commission Agreement ended on July 31, 2022.

Effective December 11, 2019, the Company executed a Commission Agreement with Christopher J. Connolly. Mr. Connolly had agreed to provide sales representation services to Company for alcohol ice pop packing opportunities in exchange for commission. The agreement provides a commission 5% of gross revenue collected. The initial term is one year from the effective date. The agreement will renew automatically for 1-year terms unless the agreement is terminated. The Company has decided to keep this agreement in place and no commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through September 30, 2022.

12. RELATED PARTY TRANSACTIONS

On December 6, 2019, the Company executed a Financial Services Agreement with InnoAccel, a controlling member of the TopPop. InnoAccel had agreed to provide financial and administrative services for the company in exchange for hourly compensations.

The Company has agreed to keep this agreement in place and has recorded consulting expense of $45,000 and $137,894 for the three and nine months ended September 30, 2022, respectively.

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

	Branded Beverages	Specialty Packaging (TopPop)	Corporate	Total
Balance sheet at September 30, 2022
Assets	$4,817,568	$42,634,199	$-	$47,451,767
Liabilities	$3,417,081	$22,341,337	$-	$25,758,418

Balance sheet at December 31, 2021
Assets	$2,925,694	$47,780,962	$-	$50,706,656
Liabilities	$2,447,005	$29,146,596	$-	$31,593,601

Income Statement for the three months ended September 30, 2022:	Branded Beverages	Specialty Packaging	Corporate	Total
Net Sales	$902,258	$2,260,164	$-	$3,162,422
Cost of sales	$531,278	$2,015,687	$-	$2,546,965
Total operating expenses	$1,629,357	$2,764,116	$247,984	$4,641,457
Loss from operations	$(1,258,377)	$(2,519,639)	$(247,984)	$(4,026,000)
Interest expense	$-	$191,764	$-	$191,764
Depreciation and amortization	$4,535	$225,508	$-	$230,043
Change in fair value of contingent consideration	$-	$12,984,661	$-	$12,984,661
Loss on impairment of Goodwill	$-	$(10,694,448)	$-	$(10,694,448)

Income Statement for the three months ended September 30, 2021 (Restated):
Net Sales	$800,937	$2,045,500	$-	$2,846,437
Cost of Goods Sold	$(122,972)	$2,274,060	$-	$2,151,088
Total operating expenses	$1,723,695	$727,616	$160,915	$2,612,226
Loss from operations	$(799,786)	$(956,176)	$(160,915)	$(1,916,877)
Depreciation and amortization	$6,182	$26,145	$-	$32,327

Income Statement for the nine months ended September 30, 2022:	Branded Beverages	Specialty Packaging	Corporate	Total
Net Sales	$2,294,253	$11,569,187	$-	$13,863,440
Cost of sales	$1,128,781	$8,543,897	$-	$9,672,678
Total operating expenses	$5,695,728	$8,459,976	$885,343	$15,041,047
Loss from operations	$(4,530,255)	$(5,434,686)	$(885,343)	$(10,850,285)
Interest expense	$-	$619,050	$-	$619,050
Depreciation and amortization	$10,163	$560,943	$-	$571,106
Change in fair value of contingent consideration	$-	$12,984,661	$-	$12,984,661
Loss on impairment of Goodwill	$-	$(10,694,448)	$-	$(10,694,448)

Income Statement for the nine months ended September 30, 2021 (Restated):
Net Sales	$2,020,384	$2,045,500	$-	$4,065,884
Cost of Goods Sold	$520,867	$2,274,060	$-	$2,794,927
Total operating expenses	$4,534,575	$727,616	$241,373	$5,503,564
Loss from operations	$(3,035,058)	$956,176	$(241,373)	$(4,232,607)
Depreciation and amortization	$10,163	$26,145	$-	$36,308

14. PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the quarters ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Sales	$4,515,648	$3,162,422	$13,959,631	$13,863,440
Cost of goods sold	3,568,367	2,546,965	9,310,893	9,672,678
Gross Profit	947,281	615,457	4,648,738	4,190,762

General and administrative expenses	3,416,493	4,493,080	9,922,808	14,204,208
Selling and marketing	1,482,981	148,377	1,938,961	836,839
Total Operating expenses	4,899,474	4,641,457	11,861,769	15,041,047
Operating income (loss)	(3,952,193)	(4,026,000)	(7,213,031)	(10,850,285)
Amortization of intangibles	-	-	-	-
Change in fair value of contingent consideration	-	12,984,661	-	12,984,661
Loss on impairment of Goodwill	-	(10,694,448)	-	(10,694,448)
Interest expense	(481,071)	(191,764)	(1,140,494)	(619,050)
Gain on forgiveness of PPP loan	-	8,935	28,458	16,783
Total other expense	(481,071)	2,107,384	(1,112,036)	1,687,946
Net Loss	$(4,433,264)	$(1,918,616)	$(8,325,067)	$(9,162,339)
Net (loss) income attributable to noncontrolling interests in subsidiaries	(163,024)	(1,000)	(138,078)	(106,823)
Net Loss attributable to Iconic Brands, Inc.	$(4,270,241)	$(1,917,616)	$(8,186,990)	$(9,055,516)

Dividend of common stock to preferred shareholders	-	(3,260,006)		(3,260,006)
Net loss attributable to common and preferred shareholders	(4,270,241)	(5,177,622)	(8,186,990)	(12,315,522)
Basic and Diluted Loss Per Common Share	$(0.05)	$(0.05)	$(0.09)	$(0.12)

Weighted Average Shares Outstanding- basic and diluted	88,632,764	104,959,149	87,098,148	98,967,135

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results include adjustments in the quarter ended September 30, 2021, related to amortization of acquired intangible assets of $1,858,733 and interest expense on notes payable of $338,917. There are no proforma adjustments for the three and nine months ended September 30, 2022.

15. SUBSEQUENT EVENTS

During the period from October 1, 2022 to October 24, 2022, our stockholders converted 220 shares of Series A-2 Preferred Stock into 704,000 shares of Common Stock.

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

You should read the following discussion and analysis of our financial condition and plan of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

•	Sonja Sangria – a celebrity Sangria that we have sold since the May 2021. This product is actively being marketed but does not represent a significant part of our sales;

•	Ready-to-Freeze and Ready-to-Drink Alcoholic Products – these products are currently produced under contract for third-party national and regional brands and for our Boozy Pops® product line; and

•	BiVi Vodka – a celebrity-branded vodka that we have sold since 2018 under the brand “BiVi 100 percent Sicilian Vodka” and which currently does not represent a material portion of our sales.

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

Recent Developments

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Introduction

We had sales of $3,162,422 for the three months ended September 30, 2022, and $2,846,437 for the three months ended September 30, 2021, an increase of $315,985. Our operating expenses were $4,641,457 for the three months ended September 30, 2022, compared to $2,612,226 for the three months ended September 30, 2021, an increase of $2,029,231 or approximately 78%. Our net operating loss was $4,026,000 for the three months ended September 30, 2022, compared to $1,916,877 for the three months ended September 30, 2021, an increase of $2,109,123 or approximately 110%.

Revenues and Net Operating Loss

Our operations for the three months ended September 30, 2022, and 2021 were as follows:

ICONIC BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Increase /
	2022	2021	(Decrease)
REVENUE
Sales	$3,162,422	$2,846,437	$315,985
Cost of goods sold	2,546,965	2,151,088	395,877

Gross Profit	615,457	695,349	(79,892)

OPERATING EXPENSES
Officers’ compensation	224,942	51,875	173,067
Professional and consulting fees	529,052	337,988	191,064
Royalties	64,300	135,766	(71,466)
Fulfillment costs	138,612	161,471	(22,859)
Travel and entertainment	92,974	118,682	(25,708)
Payroll	1,042,004	861,637	180,367
Amortization expense	796,600	-	796,600
Other operating expenses, including occupancy	1,604,596	873,842	730,754
General and administrative expenses:	4,493,080	2,541,261	1,951,819
Selling and marketing	148,377	70,965	77,412
Total operating expenses	4,641,457	2,612,226	2,029,231

Loss from operations	(4,026,000)	(1,916,877)	(2,109,123)

Other income (expense):
Change in fair value of contingent consideration	12,984,661	-	12,984,661
Loss on impairment of Goodwill	(10,694,448)	-	(10,694,448)
Interest expense	(191,764)	(452,539)	260,775
Other income (expense)	8,935	(22,708)	31,643
Total other income (expense)	2,107,384	(475,247)	2,582,631

Net loss	$(1,918,616)	$(2,392,124)	$473,508

Net loss attributable to noncontrolling interests in subsidiaries	(1,000)	(163,024)	162,024

Net loss attributable to Iconic Brands, Inc.	$(1,917,616)	$(2,229,100)	$311,484

Dividend to preferred shareholders	(3,260,006)	-	(3,260,006)

Net loss attributable to common stockholders	(5,177,622)	(2,229,100)	(2,948,522)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, the line of Hooters brand products and our ready to freeze (“RTF”) TopPop products. Sales were $3,162,422 for the three months ended September 30, 2022, and $2,846,437 for the three months ended September 30, 2021, an increase of $315,985 or 11%. The increase is due to marginally increased sales from TopPop products and wine.

Cost of Sales

Cost of sales was $2,546,965, or approximately 81% of sales, for the three months ended September 30, 2022 and $2,151,088, or approximately 76% of sales, for the three months ended September 30, 2021. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties.

Officers’ Compensation

Officers’ compensation was $224,942 for the three months ended September 30, 2022 and $51,875 for the three months ended September 30, 2021. The increase of $173,067 was due to the hiring of additional executives.

Professional and Consulting Fees

Professional and consulting fees were $529,052 for the three months ended September 30, 2022 and $337,988 for the three months ended September 30, 2021, an increase of $191,064. Professional and consulting fees consist primarily of legal and, accounting and auditing services.

Royalties

We expensed royalties of $64,300 for the three months ended September 30, 2022 compared to $135,766 for the three months ended September 30, 2021, a decrease of $71,466. Royalties decreased due primarily to lack of Hooters sales in 2022 compared to 2021.

Travel and Entertainment

Travel and entertainment expenses were $92,974 for the three months ended September 30, 2022 and $118,682 for the three months ended September 30, 2021, a decrease of $25,708. The increase was a result our personnel attended numerous product development events.

Payroll Expenses

Payroll expenses for the three months ended September 30, 2022 and 2021 were $1,042,004 and $861,637, respectively. The increase is due to the hiring of additional personnel at TopPop.

Amortization expense

The amortization expense of $796,600 was related to the amortization of intangibles from the TopPop acquisition in 2021. There was no amortization expense during the three months ended September 30, 2021.

Other Operating Expenses

Other operating expenses were $1,604,596 for the three months ended September 30, 2022 and $873,842 for the three months ended September 30, 2021, an increase of $730,754 or approximately 84%. The other operating expenses for the three months ended September 30, 2022 primarily includes the late filing penalties of $173,211 and approximately $463,000 of rent expense, $226,000 of depreciation expense, $178,000 of facility expenses and $185,000 of equity based compensation.

Selling and marketing

Marketing and advertising expenses were $148,377 for the three months ended September 30, 2022, and $70,965 for the three months ended September 30, 2021, an increase of $77,412. The increase resulted primarily from related expenses of TopPop as well as spending to increase the visibility of our products through website design and distributor promotions.

Net operating loss

We had a loss from operations of $4,026,000 for the three months ended September 30, 2022 and $1,916,877 for the three months ended September 30, 2021, an increase of $2,109,123, or approximately 110%. Our loss from operations increased, as set forth above.

Other Income and Expense

We had interest expense of $191,764 and $452,539 for the three months ended September 30, 2022 and 2021. The increase in 2021 is due to the interest accrued on the factoring liability and TopPop Note.

Loss on impairment of Goodwill

During the three months ended September 30, 2022, we recognized a loss on impairment of goodwill of $10,694,448 (see note 3 to the financial statements). There were no such gains or losses during the three months ended September 30, 2021.

Change in fair value of contingent consideration

During the three months ended September 30, 2022, we recognized a gain from the change in fair value of contingent consideration of $12,984,661 (see note 3 to the financial statements). There were no such gains or losses during the three months ended September 30, 2021.

Net (income) loss attributable to Noncontrolling Interests in Subsidiaries

Net loss attributable to noncontrolling interests in subsidiaries represented 46% of the net loss of Bellissima and BiVi and is accounted for as a reduction in the net loss attributable to our Company. Net loss for the three months ended September 30, 2022 was $1,000 compared to a net loss of $163,024 for the three months ended September 30, 2021.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic was $1,917,616 for the three months ended September 30, 2022 and $2,229,100 for the three months ended September 30, 2021, a decrease of $311,484 or approximately 14%. The net loss from Iconic decrease primarily as a result of the items described above.

Net loss attributable to common stockholders

The net loss attributable to common and preferred shareholders was $5,177,622 for the three months ended September 30, 2022 and $2,229,100 for the three months ended September 30, 2021, an increase of $2,948,522 or approximately 132%. The increase in net loss from the prior period is a result of the items described above and from the $3,200,006 common stock dividend to preferred shareholders.

Results of Operations for the Nine months Ended September 30, 2022 and 2021

Introduction

We had sales of $13,863,440 for the nine months ended September 30, 2022, and $4,065,884 for the nine months ended September 30, 2021, an increase of $9,797,556. Our operating expenses were $15,041,047 for the nine months ended September 30, 2022, compared to $5,503,564 for the nine months ended September 30, 2021, an increase of $9,537,483 or approximately 173%. Our net operating loss was $10,850,285 for the nine months ended September 30, 2022, compared to $4,232,607 for the nine months ended September 30, 2021, an increase of $6,617,678 or approximately 156%.

Our operations for the nine months ended September 30, 2022 and 2021 were as follows:

	September 30,	September 30,	Increase /
	2022	2021	(Decrease)

Sales	$13,863,440	$4,065,884	$9,797,556
Cost of Sales	9,672,678	2,794,927	6,877,751
Gross Profit	4,190,762	1,270,957	2,919,805

Operating expenses:
Officers compensation	707,688	419,375	288,313
Professional and consulting	1,660,204	1,631,440	28,764
Royalties	158,446	339,908	(181,462)
Fulfillment costs	473,483	333,222	140,261
Travel and entertainment	331,282	87,710	243,572
Amortization expense	2,389,801	-	2,389,801
Payroll expense	3,409,341	1,202,193	2,207,148
Other operating expenses, including occupancy	5,073,963	1,187,136	3,886,827
General and administrative expenses	14,204,208	5,200,984	9,003,224
Selling and marketing	836,839	302,580	534,259
Total operating expenses	15,041,047	5,503,564	9,537,483

Loss from operations	(10,850,285)	(4,232,607)	(6,617,678)

Other income (expense):
Change in fair value of contingent consideration	12,984,661	-	12,984,661
Loss on impairment of Goodwill	(10,694,448)	-	(10,694,448)
Gain on forgiveness of PPP loan	-	28,458	(28,458)
Interest expense	(619,050)	(483,293)	(135,757)
Other income (expense)	16,783	(22,708)	39,491
Total other income (expense)	1,687,946	(477,543)	2,165,489

Net loss	$(9,162,339)	$(4,710,150)	$(4,452,189)

Net loss attributable to noncontrolling interests in subsidiaries	(106,823)	(138,078)	31,255

Net loss attributable to Iconic Brands, Inc.	$(9,055,516)	$(4,572,072)	$(4,483,444)

Dividend to preferred shareholders	(3,260,006)	-	(3,260,006)

Net loss attributable to common stockholders	(12,315,522)	(4,572,072)	(7,743,450)

Sales

Our sales are comprised of sales of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, the line of Hooters brand products and our RTF TopPop products. Sales were $13,863,440 for the nine months ended September 30, 2022, and $4,065,884 for the nine months ended September 30, 2021, an increase of $9,797,556 or 241%.

Cost of Sales

Cost of sales was $9,672,678, or approximately 70% of sales, for the nine months ended September 30, 2022 and $2,794,927, or approximately 69% of sales, for the nine months ended September 30, 2021. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties.

Officers Compensation

Officers’ compensation was $707,688 for the nine months ended September 30, 2022 and $419,375 for the nine months ended September 30, 2021. This increase of $288,313 was due to the hiring of additional executives.

Professional and Consulting Fees

Professional and consulting fees were $1,660,204 for the nine months ended September 30, 2022 and $1,631,440 for the nine months ended September 30, 2021, an increase of $28,764. Professional and consulting fees consist primarily of legal, accounting and auditing services and investor relations.

Royalties

Royalties were $158,446 for the nine months ended September 30, 2022 and $339,908 for the nine months ended September 30, 2021, a decrease of $181,462. Royalties decreased due primarily to lack of Hooters sales in 2022 compared to 2021.

Fulfillment costs

Fulfillment costs expenses were $473,483 for the nine months ended September 30, 2022 and $333,222 for the nine months ended September 30, 2021. The increase was a result of higher QVC sales compared to the same period last year.

Travel and Entertainment

Travel and entertainment expenses were $331,282 for the nine months ended September 30, 2022 and $87,710 for the nine months ended September 30, 2021, an increase of $243,572. The increase was a result of limited travel during the nine months ended September 30, 2021 due to the COVID-19 environment. During the nine months ended September 30, 2022, our personnel attended numerous product development events.

Payroll Expenses

Payroll expenses for the nine months ended September 30, 2022 and 2021 was $3,409,341 and $1,202,193, respectively. The significant increase is due to the hiring of personnel and the additional employees from TopPop.

Amortization expense

The amortization expense of $2,389,801 was related to the amortization of intangibles from the TopPop acquisition in 2021. There was no amortization expense during the three months ended September 30, 2021.

Other Operating Expenses

Other operating expenses were $5,073,963 for the three months ended September 30, 2022 and $1,187,136 for the three months ended September 30, 2021, an increase of $3,886,827 or approximately 327%. The increase is primarily due to late filing penalties of $776,221 and approximately $1,309,000 of rent expense, $571,000 of depreciation expense, $661,000 of facility expenses, $417,082 of insurance related expenses. The expenses recorded during the nine months ended September 30, 2022 include nine months of activity from TopPop while the same period in 2021 only includes the activity from July 26, 2021, the acquisition date.

Selling and marketing

Marketing and advertising expenses were $836,839 for the nine months ended September 30, 2022, and $302,580 for the nine months ended September 30, 2021, an increase of $534,259. The increase resulted primarily from related expenses of TopPop as well as spending to increase the visibility of our products through website design and distributor promotions.

Income (Loss) from Operations

We had a loss from operations of $10,850,285 for the nine months ended September 30, 2022 and $4,232,607 for the nine months ended September 30, 2021, an increase of $6,617,678, or approximately 156%. Our loss from operations increased, as set forth above.

Other Income and Expense

We had interest expense of $619,050 and $483,293 for the nine months ended September 30, 2022 and 2021. The increase in 2021 is due to the interest accrued on the factoring liability and TopPop Note.

Loss on impairment of Goodwill

During the nine months ended September 30, 2022, we recognized a loss on impairment of goodwill of $10,694,448 (see note 3 to the financial statements). There were no such gains or losses during the nine months ended September 30, 2021.

Change in fair value of contingent consideration

During the nine months ended September 30, 2022, we recognized a gain from the change in fair value of contingent consideration of $12,984,661 (see note 3 to the financial statements). There were no such gains or losses during the nine months ended September 30, 2021.

Net (income) loss attributable to Noncontrolling Interests in Subsidiaries

Net loss attributable to noncontrolling interests in subsidiaries represented 46% of the net loss of Bellissima and BiVi and is accounted for as a reduction in the net loss attributable to our Company. Net loss for the nine months ended September 30, 2022 was $106,823 compared to a net loss of $138,078 for the nine months ended September 30, 2021.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic was $9,055,516 for the nine months ended September 30, 2022 and $4,572,072 for the nine months ended September 30, 2021, an increase of $4,483,444 or approximately 98%. The net loss from Iconic decrease primarily as a result of the items described above.

Net loss attributable to common stockholders

The net loss attributable to common and preferred shareholders was $12,315,522 for the nine months ended September 30, 2022 and $4,572,072 for the nine months ended September 30, 2021, an increase of $7,743,450 or approximately 169%. The increase in net loss from the prior period is a result of the items described above and from the $3,200,006 common stock dividend to preferred shareholders.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2022 and 2021, we had negative operating cash flows. Our cash on hand as of September 30, 2022, was $2,798,401. We raised $11 million, net of fees, through the funding of the second tranche of the equity financing on January 5, 2022. We have strong medium- to long-term cash needs. We anticipate that these needs will be satisfied through our cash flows from operations and additional financing activities, as necessary. Furthermore, of the $14,204,208 of general and administrative expenses, approximately $4,355,000 was non-cash related and we expect to increase sales in future periods.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2022 and December 31, 2021, respectively, were as follows:

	September 30,	December 31,
	2022	2021	Change

Cash	$2,798,401	$2,190,814	$607,587
Total Current Assets	9,845,942	4,346,003	5,499,939
Total Assets	47,451,767	50,706,656	(3,254,889)
Total Current Liabilities	20,682,843	16,650,909	4,031,934
Total Liabilities	$25,758,418	$31,593,601	$(5,835,183)

Our cash increased $607,587 and total current assets increased $5,499,939. Our total current liabilities increased $4,031,934, which represents an increase in accounts payable and accrued expenses and factoring liability. Our total liabilities decreased $5,835,183 as a result of a change in fair value of contingent consideration, partially offset by increase in accounts payable and accrued expenses.

In order to repay our obligations in full or in part when due, we may be required to raise significant capital from other sources and to execute on our business plans for TopPop. There is no assurance that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of November 30, 2022 was approximately $1,770,000. We anticipate that funding from product sales will not be sufficient to sustain our operations for the next 12 months. We intend to raise funds through equipment financing of already-purchased equipment, and plan to satisfy certain obligations by issuing capital stock; however, there is no guarantee that we will be successful in these efforts. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filling of this document.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $8,933,283 and $4,145,906, respectively, an increase of $4,787,377. Changes to working capital included increases of $3,827,294 related to accounts receivable and $663,050 for inventory, partially offset by a decrease of $3,754,303 related to accounts payable and accrued expenses. The net loss was further offset by non-cash transactions of $12,984,661 gain related to change in fair value of contingent consideration, $10,694,448 related to loss on impairment of goodwill, $2,389,853 of amortization of intangibles and $744,557 of stock-based compensation.

Investments

For the nine months ended September 30, 2022 and 2021 we used cash for investing activities of $2,497,195 and 4,547,770, respectively.

Financing

Our net cash provided from financing activities for the nine months ended September 30, 2022 was $12,038,065 compared to cash used of $13,919,285 for the nine months ended September 30, 2021. The large inflow of cash in 2022 resulted from the Financing Transaction (detailed herein under “Recent Developments”) of the second tranche on January 5, 2022.

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

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies typically employ fewer individuals and may find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

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

ITEM 1A Risk Factors

Other than as described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. The risk factors described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

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

We are currently in discussions with holders of the TopPop Notes regarding possible solutions for the payment of the TopPop Notes, including the possible extension of the maturity date of the TopPop Notes for an additional year. There can be no assurance that our discussions will be successful and if we are not successful in finding an acceptable resolution to the existing default or the impending event of default, the noteholders will be able to seek judgement for the full amount due and may seek to foreclose on our assets. If this occurs, any such remedy will have a material adverse effect on our business, results of operations and financial condition and is likely to negatively impact the price of our Common Stock. Holders of approximately $3.55 million of these notes have agreed to extend the term until December 1, 2022, and have indicated that they will not seek cash settlement prior to August 2023. We expect to be able get further extension of the notes if needed.

There is substantial doubt about our ability to continue as a going concern.

Our cash on hand, which at September 30, 2022 was $2,798,000, is not expected to be sufficient to sustain our operations for the next 12 months. Our ability to continue as a going concern is dependent upon our ability in the future to generate revenue and achieve profitable operations and, in the meantime, to obtain the necessary financing to meet our obligations and repay our liabilities when they become due. External financing, predominantly by the issuance of equity and debt, will be sought to finance our operations; however, there can be no certainty that such funds will be available at terms acceptable to us.

If we cannot raise the money that we need to continue to operate our business beyond the period indicated above, we may be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations. These conditions indicate the existence of material uncertainties that may cast significant doubt about our ability to continue as a going concern.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, the company issued 13,000 shares restricted common stock to an employee for services, 8,810,826 shares of restricted common stock for the payment of a 6% dividend on Preferred Series A2 stock and 1,301,344 shares of commons stock in exchange for the conversion of 407 shares of Preferred Series A2.

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

Iconic Brands, Inc.

Dated: December 2, 2022	By:	/s/ Tom Martin
Tom Martin
	Its:	Chief Executive Officer

Dated: December 2, 2022	By:	/s/ David Allen
David Allen
	Its:	Chief Financial Officer

