Form 10-K
period 2022-12-31
Iconic Brands, Inc.
filed 2023-03-31
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022 was approximately $12,125,000 based upon the closing price of the registrant’s common stock of $0.2810 on the OTCQB as of that date.

As of March 30, 2023, there were 107,596,138 shares of common stock, par value $0.001, issued and outstanding.

 ICONIC BRANDS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Iconic,” “we,” “us,” and “our” refers to Iconic Brands, Inc. and its subsidiaries.

ITEM 1. BUSINESS

Overview

We are engaged in the development and sale of alcohol and non-alcohol brands that are “Better-for-You” (“BFY”) and “Better-for-the-Planet”. Our brands include “Bellissima” by Christie Brinkley, a premium BFY collection of Prosecco, Sparkling Wines, and Still Wines, all certified vegan and made with organic grapes. Bellissima is strategically positioned with its Zero Sugar Wines. TopPop, our wholly-owned subsidiary, produces low calorie, “ready-to-go” products, ready-to-freeze (“RTF”) products and ready-to-drink (“RTD”) products in sustainable, flexible and stand-up pouch packaging, which includes, “cocktails-to-go” pouches and alcohol ice-pops. United is our 100% owned subsidiary that sells our Bellissima, Bella, Sonja Sangria and other alcohol beverages to state distributors. United holds all applicable state and federal licenses in order to sell these products to state distributors in accordance with the United States three tier distribution platform.

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

•

Ready-to-Freeze and Ready-to-Drink Alcohol and Non-Alcohol Products – these products are currently produced under contract for third-party national and regional brands and for our own product line; and

•	BiVi Vodka – a celebrity-branded vodka that we have sold since 2018 under the brand “BiVi 100 percent Sicilian Vodka” and which currently does not represent a material portion of our sales.

As a result of our July 2021 acquisition of 100% of the equity of TopPop, we are now a vertically integrated company that develops, produces and distributes alcoholic brands. TopPop is a product development, contract manufacturing and packaging company that specializes in flexible packaging applications in the food, beverage and health categories. It has the federal and state licenses necessary to manufacture and blend malt, wine and spirits-based products. In June 2020, TopPop opened a 27,000-square-foot FDA-approved manufacturing facility in Marlton, New Jersey with a Safe Quality Food certification. In September 2021, TopPop leased a 64,000 square foot facility for manufacturing in Pennsauken, New Jersey.  In February 2022, TopPop leased an 82,000 square foot warehouse in Pennsauken, NJ, which is used for storage. TopPop has subletted 50% of the floor space in the Pennsauken warehouse in order to reduce rental costs.

We believe TopPop brings to us additional synergies and opportunities for cross-promoting new and existing products to a broader customer base and better positions our company to establish and support our brands and to create sustainable packaging solutions to the consumable goods market. We believe our focus on lifestyle branding and the rising “Better-for-You,” “Better-for-the-Planet” consumer categories has made us a leader in developing celebrity brands worldwide, such as our Bellissima Prosecco by Christie Brinkley. Our mission is to be an industry leader in the brand development, marketing and sales of alcohol beverages and related products by capitalizing on our ability to procure products from around the world and to develop unique and innovative packaging to create brand and product line extensions. We plan to leverage our relationships to add value to our products and to create brand awareness in unbranded niche categories.

For its first product line, TopPop identified the single serve, RTD and RTF as an opportunity for product and packaging innovation. TopPop introduced an alcohol-infused ice pop in June 2020 and began marketing the concept to major alcohol companies. In addition, it developed its own product line which is expected to be sold through e-commerce platforms and wholesaled directly to sports and entertainment venues. TopPop manufactured approximately eight million ice pops from its launch in June 2020 through December 31, 2020, manufactured approximately 42 million ice pops during the year ended December 31, 2021 and manufactured approximately 40 million ice pops during the year ended December 31, 2022. We currently expect to have the capacity to manufacture over 100 million units by the end of 2023. Although we continue to believe that we benefit and will continue to benefit from the synergies and growth opportunities related to the TopPop Acquisition, during 2022 we encountered significant operational difficulties in producing large quantities of product and installing new machinery. These obstacles led to the loss of our two largest customers and an inability to achieve our targeted margins. We expect 2023 revenue to be in line with that in 2022; however this is significantly less than we originally anticipated when we acquired TopPop, and therefore we have impaired certain intangible assets related to the acquisition, along with cancelling certain contingent liabilities. TopPop does not have purchase orders in 2023 from its two largest customers in 2021 and 2022, and the loss of these customers is expected to significantly reduce our 2023 estimated sales that were projected when we acquired them in July 2021. We presently project 2023 sales to be equal to 2022 sales.

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

Sonja Productions LLC

We have signed a brand licensing agreement (the “Sonja Agreement”) with Sonja Productions LLC, a company owned by Sonja Morgan (“Sonja Productions”), pursuant to which we obtained the exclusive right to use certain of Sonja Productions’ intellectual property in connection with the marketing, distribution and sale of red sangria using Sonja’s name, image, signature and likeness in connection therewith. Pursuant to the Sonja Agreement, we will pay Sonja Productions a royalty of 10% of the net sales of all products sold during the term of the Sonja Agreement, including direct-to-consumer sales. As of December 31, 2022, sales for this product have been minimal, and we currently anticipate that additional delays in a national launch may be necessary.

Private Label Manufacturing and Distribution

In addition to developing celebrity brands, we have the abiltiy to develop and supply products for national restaurant chains, consumer good companies, and national retailers with high-quality, private label products through our designated in-market wholesalers. We believe that private labeling presents a significant opportunity for growth of our business. We can provide full-service, turnkey private labeling-enabled expertise in product sourcing, product development, brand development, marketing and distribution.

We previously marketed and sold a line of private-label premium spirits under the Hooters brand, including vodka, gin, rum (dark & light), tequila (silver & gold), American Whiskey and Hooters Heat Cinnamon Whiskey. Currently, we are in the process of developing a Hooters product that will be produced by TopPop, pursuant to an amended agreement.

TopPop is also launching its own brand of RTF products using an e-commerce distribution channel.

Flexible Packaging

Our recently acquired TopPop subsidiary specializes in flexible packaging for alcohol and non-alcohol products as an alternative to cans and bottles. We believe the trend in beverage, liquid and lotion packaging has been to move away from bottles and cans and toward flexible stand-up pouches. In particular, beverage brands continue to develop packaging with the objective of accentuating the entire experience of the consumer associated with holding, opening, drinking, and enjoying beverages. We believe flexible packaging offers numerous benefits in the marketing, packaging and distribution of alcohol. In addition, we believe flexible, stand-up pouches create design opportunities to have the package stand out and appeal to consumers.

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

According to Statista, a leading research firm for a number of consumer goods markets, the U.S. alcoholic beverages market was valued at approximately $283.8 billion in revenue in 2022 and is expected to grow annually by a 5.55% CAGR from 2023-2027.  Worldwide, compared to 2012, the alcoholic beverages market is forecast to grow by approximately 84% by 2025 to over $2.2 trillion in value, up from $1.2 trillion in 2012. Also, according to Statista, “Low and non-alcoholic ready to drink alcoholic beverages are forecast to grow at a compound annual growth rate of 38 percent between 2018 and 2022 in the United States. Wine is second, with a CAGR nearly 18 percent over that time period.”

We believe that the predicted growth of these beverage markets can be tied to the broader trend in food and beverage of better-for-you products which promote a healthier lifestyle.  According to Statista, an “emerging trend in the industry follows the general trend towards health and wellness in the overall food and beverage industry. As more and more people are trying to limit their intake of alcohol, more companies across the spectrum of the industry have begun offering low and no-alcoholic options, to great success. The boom in hard seltzer fits nicely into this trend as they generally have the calories of a lite beer.”

According to “Research and Markets,” the flexible packaging market is approximated to be $248.9 billion in 2022, and it is projected to reach $315.5 billion by 2027 at a CAGR of 4.8%. Research and Markets stated that “Pouches are the major packaging type of flexible packaging. Pouches have the largest market share because of its excellent properties, such as low weight, resale ability, vacuum sealing, low package-to-product ratio, and others. The demand for pouches is higher in the food and beverages industry…”.

According to Beverage Daily, new young consumers are looking for ethical brands that focus on causes they care about, which often includes the planet, animals welfare and social inclusivity, among others.

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

Sales and Marketing

We intend to utilize the strength of our management team and industry consultants to focus on brands that will consistently meet the needs of customers and consumers around the world. We aim to gain brand loyalty by partnering with well-known celebrities and/or national chains, such as we have with Christie Brinkley and Sonja Morgan, and have in the past with Chase Elliott and Hooters. We also intend to engage in targeted and national advertising and promotional campaigns, host celebrity and other sponsored events, and to offer distribution incentives. We hope to attain national exposure in order to drive both awareness and sales of our products in their markets. In addition, we expect that on and off-premises promotions, led by our sales management team, will pay off in increased awareness and higher sales.

We intend to kick off promotional campaigns with launch parties, supported by on-premises samplings, contests, on and off-premises giveaways, as well as social media campaigns, the launch of additional bottle sizes, and specialty drinks and menus. Product brochures, press kits, signage, banners, public relations, product placement, sponsorships and internet-based marketing will also be utilized to maximize brand exposure and awareness.

Examples of some of our promotional activities in 2022 include:

•	Social media campaigns, POS for stores, in-store tastings, and collaborations with media for Bellissima’s newly launches line of premium Zero Sugar still wines.

•

In 2022, Bellissima participated at Vegandale festival in Miami and at Vegandale festival in Chicago. This was an opportunity to bring the Bellissima Prosecco & Wines in front of thousands of vegans and non-vegans in the vegan and vegan-curious target demographic. This event helped increase awareness about the brand and drive product trials and sales. In addition to this, the event converted social media awareness and engagement for the brand, thus increasing the overall reach of the brand during this campaign.

•

For Earth Month, Bellissima partnered with the NGO One Tree Planted for a reforestation campaign, in which Bellissima donated one tree for every bottle of Bellissima sold. This aimed to help the regions affected by wildfires in California. In 2022, 12,000 trees were planted, in addition to the 10,000 trees planted in 2021. We believe this campaign enhanced the positioning of our better-for-you & better-for-the-planet wine and helped engage the sustainable-conscious consumers.

•	Bellissima and Sonja Sangria participated at Women’s Expo New Jersey, which we believe raised awareness of the brands, increased product trials and drove sales.

•

Bellissima collaborated with Wine Enthusiast for a promotional campaign for Bellissima’s new line of premium Zero Sugar Still Wines. The campaign included an educational article on the digital version of the magazine and a media component for increased awareness among wine enthusiasts across platforms.

•	Sonja Sangria was introduced at several shows as part of the Sonja in your city tour. Sonja Sangria was represented at the shows in Texas, New Jersey and New York.

•

Bellissima partnered with Modern Luxury Weddings. The collaboration included participation at two bridal events in Chicago and features in the wedding-themed magazine. This highlighted the brand to wedding planners, event coordinators, wedding catering companies, event venues and future brides.

•	Sonja Sangria hosted a bottle signing event with Sonja Morgan at a store in the NY / Long Island area that sells Sonja Sangria.

•	The Company’s brands were introduced at trade shows in the United States such as NABCA and the Albany and Rochester NYSLSA.

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

TopPop has engaged a major marketing agency to promote its RTD and RTF products in flexible packaging to sports and entertainment venues.

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

Our TopPop manufacturing and packaging operation purchases the alcohol or non-alcohol content for its products from various bulk alcohol suppliers in the United States. In addition, a number of TopPop’s largest customers purchase and deliver the alcohol or non-alcohol content required to manufacture clients’ products to our licensed TopPop facility, given their bulk purchasing capabilities. TopPop also purchases various other raw materials including, but not limited to cartons, liquid and labels. We generally purchase these raw materials from multiple suppliers and historically have not experienced significant shortages.

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

On April 22, 2022, pursuant to an amendment to the Bellissima Agreement, we agreed to grant CBI options to purchase 1,500,000 shares of common stock (the “CB Options”).  On August 5, 2022, we issued these options at an exercise price of $0.41, vesting equally over two years on a quarterly basis.

On October 23, 2019, United entered into a Marketing and Order Processing Services Agreement (the “Marketing Agreement”) with QVC, Inc. (“QVC”) pursuant to which United granted to QVC an exclusive worldwide right to promote the Bellissima Spirits products through direct response television programs. The initial license period commenced on October 23, 2019 and expires on December 4, 2021. Unless either party notifies the other party in writing at least 30 days prior to the end of the initial license period or any renewal license period of its intent to terminate the Marketing Agreement, the license continually renews for additional two-year periods. The license was automatically extended to December 4, 2023.The Marketing Agreement provides for United’s payment of “Marketing Feed” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time.

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

Distribution

Private Label

Prior to our acquisition of United in July 2021, we marketed and sold our private label Hooters products pursuant to a marketing and distribution agreement entered into between us and United, effective as of April 1, 2019. Under such agreement, we had been granted the right to market and distribute the Hooters Spirits products line to (a) “Hooters” branded restaurants; (b) liquor distributors; and (c) off-premises, retail establishments (with all sales being made through distributors licensed to conduct business in the state of such sale) in the United States, Europe and Asia for a period of five years. The agreement provided for United to receive a fee of $1.00 per case of product sold to any wholesaler for retailer distribution.

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

We enforce and protect our trademark rights against third parties infringing or denigrating our trademarks by opposing registration of infringing trademarks and initiating litigation as necessary.

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

Employees

As of December 31, 2022, we employed 42 full-time employees, 5 consultants and 3 part time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

Risk Factors Related to the Business of the Company

We face significant risks relating to our acquisition of TopPop.

Our acquisition of TopPop involves a number of significant risks and uncertainties that may adversely affect us, including the following:

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

We do not expect TopPop’s sales revenue to achieve our previously anticipated growth for 2023.

TopPop does not have purchase orders in 2023 from its two largest customers in 2021 and 2022. The loss of these customers is expected to significantly reduce our 2023 estimated sales that were projected when we acquired TopPop in July 2021, and there is no assurance that we will generate positive cash flow during 2023. Presently we project 2023 sales to be similar to 2022 sales.

The loss of TopPop’s two largest customers is expected to have a significant negative impact on the value of the intangible assets recorded on our balance sheet in connection with the acquisition of TopPop in July 2021. The write down of goodwill and intangible assets for the year ended December 31, 2022 was $15,976,877 and $17,337,933, respectively, which has resulted in a significant reduction in our equity on our balance sheet as of December 31, 2022.

The failure of TopPop to meet our expectations since it was acquired in July 2021 has also resulted in the elimination of contingent liability of approximately $21 million, as a result of the failure of earnout payments to the owners of TopPop at the time of the acquisition to materialize.

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

We are currently in discussions with holders of the TopPop Notes regarding possible solutions for the payment of the TopPop Notes, including the possible extension of the maturity date of the TopPop Notes for an additional year. There can be no assurance that our discussions will be successful and if we are not successful in finding an acceptable resolution to the existing default or the impending event of default, the noteholders will be able to seek judgement for the full amount due and may seek to foreclose on our assets. If this occurs, any such remedy will have a material adverse effect on our business, results of operations and financial condition and is likely to negatively impact the price of our Common Stock. Holders of approximately $3.55 million of these notes have agreed to extend the term until December 1, 2022, and have indicated that they will not seek cash settlement prior to August 2023. As of December 31, 2022, no further extensions have been granted by the noteholders. As of the date of this report was filed, there have been no demands for payment by the note holders.

There is substantial doubt about our ability to continue as a going concern.

Our cash on hand, which at March 24, 2023 was approximately $200,000, is not expected to be sufficient to sustain our operations for the next 12 months. Our ability to continue as a going concern is dependent upon our ability in the future to generate revenue and achieve profitable operations and, in the meantime, to obtain the necessary financing to meet our obligations and repay our liabilities when they become due. External financing, predominantly by the issuance of equity and debt, will be sought to finance our operations; however, there can be no certainty that such funds will be available at terms acceptable to us.

If we cannot raise the money that we need to continue to operate our business during the period indicated above, we may be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations. These conditions indicate the existence of material uncertainties that may cast significant doubt about our ability to continue as a going concern.

We have a history of losses, and may not achieve or maintain profitability in the future.

We have a history of losses and have historically raised capital to meet our needs. Our net losses for the years ended December 31, 2022 and 2021 were approximately $30,771,000 and $10,464,000, respectively, and our accumulated deficit as of December 31, 2022 was approximately $70,992,000. We may sustain losses in the future as we continue to implement our business plan, and there can be no assurance that we will ever generate sufficient revenues to maintain profitability in the future.

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

Our business has been, and may in the future be, impacted by the COVID-19 pandemic or similar future pandemics, in countries where we operate or our customers are located. Such impacts may include or result from recommendations or mandates from governmental authorities to close businesses, travel limitations, quarantines, as well as temporary closures or decreased operations of our facilities or the facilities of our customers, distributors or suppliers.

Any such impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. The impact of COVID-19 or similar pandemics in the future may also exacerbate other risks discussed in this annual report, any of which could have a material effect on us.

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

Our business is dependent not only on securing new customers but also on maintaining current customers. One of our customers, QVC, Inc., accounted for approximately 34% of our branded beverage segment sales and 8% of our consolidated sales for the year ended December 31, 2022. At December 31, 2022, QVC, Inc., accounted for an aggregate of approximately 20% of our consolidated accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by one or more of these significant customers may negatively impact our cash flow and current assets.

Any changes to our relationship with QVC or retail outlets may have a material adverse effect on our business.

For the year ended December 31, 2022, we had direct response sales of approximately $1.17 million, which represented almost all of our direct to consumer sales for the year. These sales were made pursuant to the Marketing Agreement between United and QVC, which currently extends through December 4, 2023. Our agreements with other direct retail partners are informal and therefore subject to change. If the Marketing Agreement is terminated, one or more of the direct retail partners chose to purchase fewer products, or we are forced to reduce the prices at which we currently sell our products, our sales and profits would be reduced and the business would be harmed.

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

Our future operations and successes depend in large part upon the strength of our management team. We rely heavily on the continued service of Richard DeCicco, our Chairman of the Board and President, John Cosenza, our Chief Operating Officer, David Allen, our Chief Financial Officer, and Rosanne Faltings, our Vice President and a member of our board of directors. Accordingly, if any of such persons terminates his or her employment with us, such a departure may have a material adverse effect on our business, and our future success depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified personnel. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

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

Our Articles of Incorporation, Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 100,000,000 shares of preferred stock, of which 45,000 shares have been designated as Series A-2 Preferred Stock and 37,753 were issued and outstanding as December 31, 2022. Our authorized but undesignated preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2022, we have concluded that there is a material weakness relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On January 1, 2021, we executed a cancellable lease agreement with Dan Kay International for the lease of our office and warehouse space in North Amityville New York. The agreement has a term of three years from January 1, 2021 to January 1, 2024 and provides for monthly rent of $4,893.  On November 8, 2022, the rent term was extended until December 31, 2026.  All other terms remained the same.

In addition, TopPop has executed a lease agreement to rent approximately 26,321 square feet of warehouse space in Marlton, NJ. The lease provides a term of five years commencing upon January 1, 2020 and terminating on December 31, 2024. The lease also provides for a monthly payment for common area use of $4,430 and a security deposit of $45,864.

Effective November 6, 2020, TopPop executed a lease agreement to rent approximately 14,758 square feet of warehouse space in Bellmawr, NJ. The lease provides for a lease term of two years commencing on December 1, 2020 and terminating on November 30, 2022. The lease provides for a security deposit of $20,734. This lease has been renewed through May 2024.

Effective May 19, 2021, TopPop executed a lease agreement with Industrial Opportunities II LLC to rent approximately 63,347 square feet of warehouse space in Pennsauken, NJ. The lease provided a lease term of 76 months commencing upon September 1, 2021 and terminating on December 31, 2027. The lease provides for a security deposit to Industrial Opportunities II LLC of $64,931.

Effective February 9, 2022, TopPop executed a lease agreement to rent approximately 82,000 square feet of warehouse space in Pennsauken, NJ. The lease provides for a lease term of 74 months, with monthly payments of approximately $55,600 per month, commencing on February 9, 2022, and terminating on March 31, 2028. The first two months are rent-free. The lease provided for a security deposit to the landlord of $92,250. TopPop is also required to pay an additional deposit of $184,500, which it paid on May 31, 2022. TopPop has sublet approximately 50% of the space for $22,500 per month.

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

On July 28, 2022, we entered a plea of non-vult to all charges, and received a Consent Order from the Division whereby we have agreed to pay a fine of $63,284, which was paid on December 6, 2022. We have also submitted a Corrective Action Plan addressing measures that we will take in the future to prevent future similar offenses. As of December 31, 2022 this matter was fully resolved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “ICNB”.

Stockholders

As of March 30, 2023, there were approximately 200 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, is within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors. There are no material restrictions in our Articles of Incorporation, as amended, or Bylaws that restrict us from declaring dividends. On July 18, 2022, we issued 8,810,826 shares of our common stock to satisfy a 6%, one time dividend, payable to holders of our Series A-2 Preferred Stock.

Recent Issuance of Unregistered Securities

On March 28, 2023, a shareholder converted 100 shares of Series A-2 Preferred into 320,000 shares of Common Stock.

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

•	Sonja Sangria – a celebrity Sangria that we have sold since the May 2021. This product is actively being marketed but does not represent a significant part of our sales;

•	Ready-to-Freeze and Ready-to-Drink Alcoholic Products – these products are currently produced under contract for third-party national and regional brands and for our own product line; and

•	BiVi Vodka – a celebrity-branded vodka that we have sold since 2018 under the brand “BiVi 100 percent Sicilian Vodka” and which currently does not represent a material portion of our sales.

In addition, we develop and market private label spirits for established domestic and international chains.

As a result of our July 2021 acquisition of 100% of the equity of TopPop, we are now a vertically integrated company that develops, produces and distributes alcoholic brands. TopPop is a premier product development, contract manufacturing and packaging company that specializes in flexible packaging applications in the food, beverage and health categories. It has the federal and state licenses necessary to manufacture and blend malt, wine and spirits-based products. In June 2020, TopPop opened a 27,000-square-foot FDA-approved manufacturing facility in Marlton, New Jersey with a Safe Quality Food certification. In September 2021, TopPop leased a 64,000 square foot facility for manufacturing in Pennsauken, New Jersey. Construction is now complete, and the facility reached full-scale production capability at the end of March 2022. The facility includes approximately $4 million of high-speed packaging equipment and is expected to triple our production capacity. In February 2022, TopPop leased an 82,000 square foot warehouse in Pennsauken, NJ, approximately 50% of which is currently being sub-let.

We believe TopPop brings to us additional synergies and opportunities for cross-promoting new and existing products to a broader customer base and better positions our company to establish and support our brands and to create sustainable packaging solutions to the consumable goods market. We believe our focus on lifestyle branding and the rising “Better-for-You,” “Better-for-the-Planet” consumer categories has made us a leader in developing celebrity brands worldwide, such as our Bellissima Prosecco by Christie Brinkley. Our mission is to be an industry leader in the brand development, marketing and sales of alcohol beverages and related products by capitalizing on our ability to procure products from around the world and to develop unique and innovative packaging to create brand and product line extensions. We plan to leverage our relationships to add value to our products and to create brand awareness in unbranded niche categories.

For its first product line, TopPop identified the single serve, RTD and RTF as an opportunity for product and packaging innovation. TopPop introduced an alcohol-infused ice pop in June 2020 and began marketing the concept to major alcohol companies. In addition, it developed its own product line which is expected to be sold through e-commerce platforms and wholesaled directly to sports and entertainment venues. TopPop manufactured approximately eight million ice pops from its launch in June 2020 through December 31, 2020, manufactured approximately 42 million ice pops during the year ended December 31, 2021 and manufactured approximately 40 million ice pops during the year ended December 31, 2022. We currently expect to have the capacity to manufacture over 100 million units by the end of 2023. Although we continue to believe that we benefit and will continue to benefit from the synergies and growth opportunities related to the TopPop Acquisition, during 2022 we encountered significant operational difficulties in producing large quantities of product and installing new machinery. These obstacles led to the loss of our two largest customers and an inability to achieve our targeted margins. We expect 2023 revenue to be in line with that in 2022; however this is significantly less than we originally anticipated when we acquired TopPop, and therefore we have impaired certain intangible assets related to the acquisition, along with cancelling certain contingent liabilities. TopPop does not have purchase orders in 2023 from its two largest customers in 2021 and 2022, and the loss of these customers is expected to significantly reduce our 2023 estimated sales that were projected when we acquired them in July 2021. We presently project 2023 sales to be equal to 2022 sales.

Recent Developments

To date, TopPop's two largest customers from 2021 and 2022 have not placed any purchase orders for 2023. As a result, we anticipate a significant reduction in our sales in 2023. The loss of these customers is also expected to have a negative impact on the value of TopPop's intangible assets, which were recorded on our balance sheet following the acquisition of TopPop in July 2021. As a result, the Company recorded a write down of goodwill and intangible assets for the year ended December 31, 2022 of $15,976,877 and $17,337,933, respectively. Additionally, we have not met our expectations for TopPop since its acquisition, which resulted in the elimination of a contingent liability of approximately $20.2 million for earnout payments to the previous owners of TopPop.

We remain focused on providing excellent service to our existing customers and are exploring opportunities to expand our product offerings to meet their needs. We believe that in the long-run, these efforts will help us to offset the impact of losing our two largest customers and will position TopPop for long-term success.

On March 2, 2023 the Company entered into two $110,000 and one $330,000 short term original Discount promissory notes with three investors totaling $550,000, one of whom is the Company's Chairman ($110,000 note) and two are investors in the Company. The Notes are due April 3, 2023, and the Company plans to seek an extension.

Results of Operations for the Years Ended December 31, 2022 and 2021

Introduction

We had sales of $14,745,261 and $4,960,016 for the years ended December 31, 2022 and 2021, respectively. Our cost of sales was $11,213,269 and $4,628,734 for the years ended December 31, 2022 and 2021, respectively. Our operating expenses were $20,448,948 and $10,592,867, for the years ended December 31, 2022 and 2021, respectively. Our operating expenses consisted mostly of salaries, professional fees, royalties and fulfilment costs along with marketing and advertising costs, occupancy costs, and travel and entertainment.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Increase /
	2022	2021	(Decrease)

Sales	$14,745,261	$4,960,016	$9,785,245
Cost of Sales	11,213,269	4,628,734	6,584,535
Gross Profit	3,531,992	331,282	3,200,710

Operating expenses:
Officers’ compensation	924,057	627,000	297,057
Professional and consulting fees	2,062,847	2,874,968	(812,121)
Royalties	210,784	160,119	50,665
Fulfillment costs	783,843	580,027	203,816
Travel and entertainment	397,083	194,785	202,298
Amortization expense	3,186,401	1,327,614	1,858,787
Payroll expenses	4,478,604	2,196,169	2,282,435
Rent and facilities expenses	2,486,847	715,350	1,771,497
Other operating expenses	4,881,862	1,828,137	3,053,725
Total general and administrative	19,412,328	10,504,169	8,908,160
Gain from the cancellation of accrued royalties	-	(577,590)	577,590
Selling and marketing	1,036,620	666,288	370,332
Total operating expenses	20,448,948	10,592,867	9,856,081

Net operating loss from continuing operations	(16,916,956)	(10,261,585)	(6,655,371)

Change in fair value of contingent consideration	20,204,505	-	20,204,505
Loss on impairment of goodwill	(15,976,877)	-	(15,976,877)
Loss on impairment of intangible assets	(17,337,933)	-	(17,337,933)
Gain on forgiveness of PPP loan	-	28,458	(28,458)
Interest expense	(792,833)	(271,749)	(521,084)
Other income (expense)	13,647	-	13,647
Net loss	(30,806,447)	(10,504,876)	(20,301,571)
Net loss attributable to noncontrolling interests in subsidiaries and variable interest entity	(35,385)	(40,882)	5,497
Net Loss attributable to Iconic Brands	$(30,771,062)	$(10,463,994)	$(20,307,068)

Sales

In 2022 and 2021, our company's sales comprised of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, Hooters brand products, and RTF TopPop products. The sales for these products were $14,745,261 and $4,960,016 respectively, resulting in a 197% increase of $9,785,245. The primary reason for this increase was due to the newly acquired TopPop products, which accounted for $9,130,606 of the total increase. This was mainly due to the full year of TopPop activity in 2022 compared to 2021.

Cost of Sales

For the years ended December 31, 2022 and 2021, our cost of sales was $11,213,269 and $4,628,734, respectively. This represented approximately 142% and 93% of sales, in 2021 and 2022, respectively. Cost of sales includes the cost of products purchased from our suppliers, freight-in costs, and import duties.

In 2022, the cost of sales for our alcohol sales was approximately 43% of those sales, which was similar to the prior year. The costs associated with TopPop acquisition were approximately 86% of TopPop sales, down from 151% in 2021. In 2021, we experienced excessive costs of sales from TopPop due to several factors, including significant labor and scrap costs from a large rework of a customer order caused by an error in blending of batched raw materials and lot coding by a TopPop vendor. We also incurred costs from the write-down of perishable inventory as the summer production season wound down, and a customer who ended production early and would not reimburse TopPop for unused raw materials.

The targeted cost of goods for TopPop products is approximately 51%, and we expect to achieve that margin in future years. To reduce labor costs, TopPop has purchased four semi-automated cartoning machines, which were installed during the end of 2022. We have also corrected the batching and coding errors made by the vendor, which have been approved by the customer.

Officers Compensation

Officers’ compensation was $924,057 for the year ended December 31, 2022 and $627,000 for the year ended December 31, 2021. This increase of $297,057 was due to additional compensation for new officers.

Payroll expenses

Payroll expenses were $4,478,604 for the year ended December 31, 2022 and $2,196,169 for the year ended December 31, 2021. The increase of $2,282,435 is a result of full year of TopPop operations in 2022 compared to 2021.

Fulfillment Costs

Fulfillment costs were $783,843 for the year ended December 31, 2022 and $580,027 for the year ended December 31, 2021. This increase of $203,816 was primarily due to higher QVC sales in 2022.

Professional and Consulting Fees

Professional and consulting fees were $2,062,847 for the year ended December 31, 2022, and $2,874,968 for the year ended December 31, 2021, a decrease of $812,121.  Professional and consulting fees consist primarily of legal and, accounting services. The decrease from 2021 to 2022 was primarily related to decrease in investor relations expenses.

Royalties and Gain from Cancellation of Accrued Royalties

We accrued royalty expenses of $210,784 for the year ended December 31, 2022 compared to expenses of $160,119 and recognized a gain from the cancellation of royalties of $577,590 for the year ended December 31, 2021. The increase in royalties was primarily due to the increase in Iconic’s wine sales in 2022.

Selling and Marketing

Selling and Marketing expenses were $1,036,620 and $666,288 for the years ended December 31, 2022 and 2021, respectively, which was an increase of $370,332, or 56%. Increase is primarily due to a full year of activities TopPop in 2022 compared to a partial period in 2021.

Travel and Entertainment

Travel and entertainment expenses were $397,083 and $194,785 for the years ended December 31, 2022 and 2021, respectively, an increase of $202,298, or 104%, between the periods. Increase is primarily due to a full year of activities TopPop in 2022 compared to a partial period in 2021. The Company also attended more conferences in 2022.

Other Operating Expenses

	2022	2021	Increase (Decrease)
Late filing fee	$1,057,283	$-	$1,057,283
Bad debt expense	718,041	121,013	597,028
Depreciation	804,697	162,856	641,841
Insurance	539,429	133,109	406,320
Equity based compensation	1,055,558	890,901	164,657
Other expenses	706,854	520,258	186,596
Total other operating expenses	$4,881,862	$1,828,137	$3,053,725

Other operating expenses were $4,881,862 and $1,828,137 for the years ended December 31, 2022 and 2021, respectively, an increase of $3,053,725, or 167%, between the periods. The increase was primarily related to late filing penalty of $1,057,283, increase of bad debt expense of $597,028, increased in depreciation expense of $641,841, increase in insurance expenses of $406,320 and increase in stock option expense of $164,657.

Net Operating Loss

We had a loss from operations of $16,916,956 for the year ended December 31, 2022, and $10,261,585 for the year ended December 31, 2021, an increase of $6,655,371 or approximately 65%. Net operating loss increased as set forth above.

Other Income (Expense)

We had other nonoperating loss of $13,889,491 for the year ended December 31, 2022, primarily due to loss on impairment of goodwill of $15,976,877, loss on impairment of intangible assets $17,337,933 and interest expense of $792,833 partially offset by the change in fair value of contingent consideration of $20,204,505. Other expense for the year ended December 31, 2021 consisted of interest expense of $271,749, partially offset by gain on forgiveness of a PPP loan of $28,458 for the year ended December 31, 2021.

Net (income) Loss attributable to Noncontrolling Interests in Subsidiaries

Net income attributable to noncontrolling interests in subsidiaries represented 49% of the net income of Bellissima and BiVi (of which we own 51%) and is accounted for as a increase in the net loss attributable to us. Net loss attributable to noncontrolling interests in subsidiaries for the year ended December 31, 2022 was $35,385 compared to net loss of $40,882 for the year ended December 31, 2021. With the acquisition of United, there is no longer a noncontrolling interest associated with this entity, as it is now a 100%-owned subsidiary, see note 5 in the Notes to the Consolidated Financial Statements.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was $30,771,062 for the year ended December 31, 2022 and $10,463,994 for the year ended December 31, 2021, an increase of $20,307,068 or approximately 194%. The net loss from Iconic Brands increased primarily because of the items described above.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2022, and December 31, 2021, we had negative operating cash flows. Our cash on hand as of December 31, 2022, was $916,526. During 2022, cash used in operations was $9,794,869. Of the equity financing that we entered into on July 26, 2021, the Company received approximately $15.6 million, net of fees, from the first tranche and approximately $11 million, net of fees, from the second tranche which closed on January 5, 2022. We anticipate that these needs will not be satisfied through our cash flows from operations and additional financing activities such as debt or equity financings will be required. Of the $19,412,328 of general and administrative expenses, approximately $5,740,000, consisting of depreciation, amortization and equity-based compensation, was non-cash related and we expect to increase sales in future periods.

Going Concern

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2022 and December 31, 2021, respectively, are as follows:

	December 31,	December 31,
	2022	2021	Change

Cash	$916,526	$2,190,814	$(1,274,288)
Total Current Assets	4,323,876	4,346,003	(22,127)
Total Assets	18,358,748	50,706,656	(32,347,908)
Total Current Liabilities	12,979,087	16,650,909	(3,671,822)
Total Liabilities	17,998,506	31,593,601	(13,595,095)

Our cash decreased $1,274,288 and total current assets decreased $22,127. Our total current liabilities decreased $3,671,822 primarily because of increase in accounts payable and accrued expenses. Our total liabilities decreased $13,595,095 as a result of a change in fair value of contingent consideration, partially offset by increase in accounts payable and accrued expenses.

In order to repay our obligations in full or in part when due, we may be required to raise significant capital from other sources and to execute on our business plans for TopPop. There is no assurance, however, that we will be successful in these efforts. Please see the Risk Factors beginning on page 12 of this Annual Report Form 10-K.

Cash Requirements

Our cash on hand as of December 31, 2022 was $916,526. We anticipate that funding from product sales will not be sufficient to sustain our operations for the next 12 months. We will need to raise funds through debt or equity financing ; however, there is no guarantee that we will be successful in these efforts. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filling of this document.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2022 and 2021 was $9,794,869 and $4,090,659, respectively, an increase of $5,704,210. The use for operating activities included a net loss of $30,806,447. Changes to working capital included increases of $4,199,394 related to accounts payable and accrued expenses and $54,161 for deferred revenue partially offset by decreases of $1,196,995 related to accounts receivable, $475,965 related to prepaid expenses. The net loss was further offset by non-cash transactions of $15,976,877 loss on impairment of goodwill, $17,337,933 loss on impairment of intangible assets and $3,186,453 related to amortization of intangibles which was not related to the impairment write down, and $1,055,558 of equity-based compensation partially offset by $20,204,505 change in fair value of contingent consideration.

Investing

For the year ended December 31, 2022, we used cash for investing activities of $2,519,968. For the year ended December 31, 2021, we used cash for investing activities of $8,230,906 for the acquisition of TopPop, United and purchases of fixed assets.

Financing

Our net cash provided from financing activities for the year ended December 31, 2022 was $11,040,549 compared to $14,055,338 of cash provided by financing activities for the year ended December 31, 2021. The inflow of cash in 2022 represents proceeds from the financing transaction of approximately $11 million, net of fees, and proceeds from notes payable of approximately $93,000, partially offset by the payment of notes payable of $50,776. The significant inflow of cash in 2021 resulted from proceeds from the financing transaction of approximately $15.6 million, net of fees, and proceeds from notes payable of approximately $976,000, partially offset by the payment of notes payable of $2,315,380.

Critical Accounting Policies and Estimates

Impairment of goodwill and intangibles

The impairment of goodwill and intangible assets is a significant accounting estimate that necessitates the exercise of considerable judgment and the application of certain assumptions and methodologies. Impairment charges are recorded when the carrying amount of a long-lived asset, such as goodwill or intangible assets, exceeds its estimated fair value. The estimation of fair value of these assets requires a degree of subjectivity and may entail the use of complex valuation techniques, such as discounted cash flow analysis or market-based approaches. Several factors, including market conditions, changes in technology, and changes in regulations or laws, can impact the fair value of these assets. Hence, the actual fair value of an asset may differ from the estimated fair value, which could result in significant changes to the impairment charge recorded in the financial statements. Our management's estimates and assumptions are regularly reviewed and may be modified based on new information or changes in circumstances.

Equity-Based Compensation

Equity-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the years ended December 31, 2022 and 2021, stock-based compensation was $1,055,558 and $2,469,592 respectively.

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

Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iconic Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iconic Brands, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant operating losses and negative cash flows. The Company also has an accumulated deficit of approximately $70.9 million at December 31, 2022. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its development plans and continue operations. These conditions raise substantial doubt about the Company’s  ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Impairment Analysis

During the year ended December 31, 2021, the Company entered into a Stock Purchase Agreement to acquire 100% of the issued and outstanding stock of TopPop LLC through a combination of cash, issuance of Company stock, assumption of promissory notes, and future additional cash payments as earnout consideration.   This acquisition resulted in approximately $16 million of goodwill and $23 million of intangible assets.

Management performed their annual impairment analysis during the quarter ended December 31, 2022 as well as when events or circumstances indicate the fair value of the reporting unit may be below the carrying value, which occurred during the quarter ended September 30, 2022.  Fair value is estimated using a combination of the income approach, utilizing a discounted cash flow analysis, and the market multiples approach, utilizing the guideline company method, with a weighting of 75% for the income approach and 25% for the market multiples approach.  As disclosed by management, the determination of fair value using the income approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates and discount rates.  The determination of fair value using the market multiples approach requires the use of revenue and EBITDA multiples, as applicable, based on operating data from guideline publicly traded companies.  If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge is recorded in an amount equal to that difference with the loss not to exceed the total amount of goodwill allocated to the reporting unit.  Additionally, intangible assets subject to amortization were also reviewed for impairment.  An impairment on the intangible assets shall be recognized only if the carrying amount is not recoverable and exceeds its fair value.  The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of an intangible asset exceeds its fair value.

As a result of the impairment tests performed during the quarter ended September 30, 2022, the Company recorded a loss on the impairment of goodwill of approximately $10.7 million for this reporting unit.  As a result of the annual impairment assessment, the Company concluded that there was an additional impairment of goodwill of $5.2 million as well as impairment to its intangible assets of approximately $17.4 million.

The principal considerations for our determination that performing procedures relating to the impairment analyses is a critical audit matter are the significant judgment by management when developing the fair value measurements of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management's significant assumptions related to forecasted revenue growth rates, forecasted EBITDA margins, discount rates, and revenue and EBITDA multiples, as applicable. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (1) testing management’s process for developing the fair value estimates of the reporting units, (2) evaluating the allocation of assets and liabilities to the reporting units, (3) evaluating the appropriateness of the income and market approaches, (4) testing the completeness and accuracy of the underlying data used in the income and market multiple approaches, and (5) evaluating the significant assumptions used by management related to forecasted revenue growth rates, forecasted EBITDA margins, discount rates, and revenue and EBITDA multiples, as applicable. Evaluating management’s assumptions related to forecasted revenue growth rates and forecasted EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (1) the current and past performance of the reporting unit, (2) the actions necessary to achieve future forecasts, (3) the consistency with external market data, and (4) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the income approach and the discount rates, as well as the selection and calculation of revenue and EBITDA multiples, as applicable.

The primary procedures we performed to address this critical audit matter included:

•	We evaluated and recomputed the methodology used in connection with the Company’s impairment analysis, including review of the appropriate accounting literature, valuation model, significant assumptions used, and the completeness and accuracy of the underlying data used;

•	With the assistance of our valuation specialists, we assessed the significant assumptions used by management relating to forecasted revenue growth rates, forecasted EBITDA margins, discount rates, and revenue and EBITDA multiples as applicable.;

•

We assessed the appropriate interpretation and application used by management of the FASB’s Accounting Standards Codification for the impairment analysis including topics ASC 350 - Intangibles – Goodwill and Other, ASC 360 -  Property, Plant, and Equipment, and ASC 820 – Fair Value Measurements and Disclosures;

•

We evaluated the reasonableness of the Company’s projections of future cash flows by comparing the assumptions used in the projections to actual results and other information deemed necessary as well as tested the mathematical accuracy of the calculations;

•	We evaluated the adequacy of the Company’s disclosures in the financial statements related to the impairment.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2021.

Fort Washington, PA

March 31, 2023

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$916,526	$2,190,814
Accounts receivable	1,302,175	852,321
Inventory	1,554,693	1,228,351
Prepaid expense and other current assets	550,482	74,517
Total current assets	4,323,876	4,346,003

Right-of-use asset, net	5,086,989	3,074,864
Leasehold improvements, furniture, and equipment, net	7,462,219	5,556,964
Intangible assets	1,085,200	21,609,586
Goodwill	-	15,976,877
Other assets	400,464	142,362
Total assets	$18,358,748	$50,706,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,912,440	$2,713,046
Notes payable	5,068,915	5,045,466
Factoring liability	93,249	-
Deferred revenue	189,195	135,034
Other current liabilities	45,000	132,234
Current portion of operating lease liability	670,288	380,487
Contingent consideration	-	8,244,642
Total current liabilities	12,979,087	16,650,909

Operating lease liability, long term	4,756,660	2,835,828
Notes payable, long term	262,759	147,001
Contingent consideration	-	11,959,863
Total liabilities	17,998,506	31,593,601

Stockholders’ and members’ equity:
Preferred stock, $0.001 par value; authorized 100,000,000 shares:
Series A-2, 37,753 shares issued and outstanding at December 31, 2022; 26,623 shares issued and outstanding at December 31, 2021	38	27
Common stock, $0.001 par value; authorized 2,000,000,000 shares, 107,276,138 issued and outstanding at December 31, 2022 and 90,542,764 issued and outstanding at December 31, 2021	107,277	90,544
Additional paid-in capital	72,045,951	56,749,055
Accumulated deficit	(70,992,412)	(36,961,344)
Noncontrolling interests	(800,612)	(765,227)
Total stockholders’ equity	360,242	19,113,055
Total liabilities and stockholders’ equity	$18,358,748	$50,706,656

See accompanying notes to Consolidated Financial Statements.

ICONIC BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
REVENUE
Sales	$14,745,261	$4,960,016
Cost of sales	11,213,269	4,628,734
Gross Profit	3,531,992	331,282

OPERATING EXPENSES
General and administrative expenses	19,412,328	10,453,730
Selling and marketing	1,036,620	716,727
Gain from the cancellation of accrued royalties	-	(577,590)
Total operating expenses	20,448,948	10,592,867

Loss from operations	(16,916,956)	(10,261,585)

Other income (expense):
Change in fair value of contingent consideration	20,204,505	-
Loss on impairment of goodwill	(15,976,877)	-
Loss on impairment of intangible assets	(17,337,933)	-
Gain on forgiveness of PPP loan	-	28,458
Interest expense	(792,833)	(271,749)
Other income, net	13,647	-
Total other expense	(13,889,491)	(243,291)

Net loss	(30,806,447)	(10,504,876)

Net loss income attributable to noncontrolling interests in subsidiaries	(35,385)	(40,882)

Net loss attributable to Iconic Brands, Inc.	$(30,771,062)	$(10,463,994)

Dividend of common stock to preferred shareholders	(3,260,006)	-

Net loss attributable to common and preferred shareholders	$(34,031,068)	$(10,463,994)

Basic and diluted loss per share	$(0.34)	$(0.22)

Weighted average number of shares outstanding - basic and diluted	101,060,758	48,378,549

See accompanying notes to Consolidated Financial Statements.

ICONIC BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Preferred stock		Series E Preferred stock		Series F Preferred stock		Series G Preferred stock		Series A-2 Preferred stock		Common stock		Treasury stock		Additional paid-in		Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subtotal	interests	Deficit	Total
Balance, December 31, 2020	1	1	2,115,224	2,115	2,414	2,413,750	1,475	1,475,000	-	-	17,268,881	17,269	(1,000,000)	(516,528)	22,430,430	25,822,037	(1,152,810)	(26,497,350)	(1,828,123)
Common stock and Series A-2 Preferred stock issued for cash, net of fees	-	-	-	-	-	-	-	-	18,800	19	6,711,997	6,712	-	-	15,596,654	15,603,385	-	-	15,603,385
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	4,861,670	4,862	-	-	2,464,730	2,469,592	-	-	2,469,592
Common stock issued to purchase TopPop	-	-	-	-	-	-	-	-	-	-	26,009,600	26,010	-	-	10,117,734	10,143,744	-	-	10,143,744
Common stock issued for the exchange of Series A Preferred Stock	(1)	(1)	-	-	-	-	-	-	-	-	25,600,000	25,600	-	-	(25,599)	-	-	-	-
Common and preferred shares issued in exchange for old Series, E, F and G Preferred shares	-	-	(2,115,224)	(2,115)	(2,189)	(2,188,750)	(1,475)	(1,475,000)	3,555	4	2,209,517	2,210	-	-	3,663,651	-	-	-	-
Redemption of Series F Preferred stock	-	-	-	-	(225)	(225,000)	-	-	-	-	-	-	-	-	-	(225,000)	-	-	(225,000)
Purchase of United Spirits	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,428,465)	(1,428,465)	428,465	-	(1,000,000)
Common stock issued to settle notes payable	-	-	-	-	-	-	-	-	4,268	4	547,200	547	-	-	4,438,157	4,438,708	-	-	4,438,708
Shares issued in exchange for old warrants	-	-	-	-	-	-	-	-	-	-	8,283,899	8,284	-	-	(8,284)	-	-	-	-
Retirement of treasury stock	-	-	-	-	-	-	-	-	-	-	(1,000,000)	(1,000)	1,000,000	516,528	(515,528)	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	50,000	50	-	-	15,575	15,625	-	-	15,625
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(40,882)	(10,463,994)	(10,504,876)
Balance, December 31, 2021	-	-	-	-	-	-	-	-	26,623	27	90,542,764	90,544	-	-	56,749,055	56,839,626	(765,227)	(36,961,344)	19,113,055

Common stock and Series A-2 Preferred stock issued for Cash, net of fees	-	-	-	-	-	-	-	-	12,258	12	4,301,004	4,301	-	-	10,993,763	10,998,076	-	-	10,998,076
Conversion of Series A-2 Preferred Stock for Common Stock	-	-	-	-	-	-	-	-	(1,128)	(1)	3,608,544	3,608	-	-	(3,607)	-	-	-	-
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	13,000	13	-	-	1,055,545	1,055,558	-	-	1,055,558
Stock dividend issued on Series A-2 Preferred Stock	-	-	-	-	-	-	-	-	-	-	8,810,826	8,811	-	-	3,251,195	3,260,006	-	(3,260,006)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(35,385)	(30,771,062)	(30,806,447)
Balance, December 31, 2022	-	-	-	-	-	-	-	-	37,753	38	107,276,138	107,277	-	-	72,045,951	72,153,266	(800,612)	(70,992,412)	360,242

See accompanying notes to Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,806,447)	$(10,504,876)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	804,696	119,746
Amortization of operating lease right-of-use assets	605,349	283,256
Amortization of debt discounts	-	30,032
Gain on forgiveness of PPP loan	-	(28,458)
Change in allowance for doubtful accounts	747,141	-
Provision for excess and obsolete inventory	40,000	-
Amortization of intangibles	3,186,453	1,327,614
Equity compensation	1,055,558	2,469,592
Gain from the cancellation of accrued royalties	-	(577,590)
Change in fair value of contingent consideration	(20,204,505)	-
Loss on impairment of goodwill	15,976,877	-
Loss on impairment of intangible assets	17,337,933	-
Change in operating assets and liabilities:
Accounts receivable	(1,196,995)	4,914,745
Inventory	(366,342)	474,085
Operating lease liabilities	(406,841)	(145,571)
Accounts payable and accrued expenses	4,199,394	(2,240,393)
Prepaid expense and other current assets	(475,965)	57,012
Other assets	(258,102)	(142,362)
Other current liabilities	(87,234)	132,234
Deferred revenue	54,161	(259,725)
Net cash used in operating activities	(9,794,869)	(4,090,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid from acquisition of TopPop	-	(3,694,273)
Cash paid for Acquisition of United Spirits	-	(1,000,000)
Fixed assets and leasehold improvements	(2,519,968)	(3,536,633)
Net cash used in investing activities	(2,519,968)	(8,230,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and Series A-2 Preferred stock issued for Cash, net of fees	10,998,076	15,603,385
Net proceeds from factoring arrangement	93,249	-
Proceeds from note payable	-	976,708
Repayment of note payable	(50,776)	(2,315,380)
Proceeds from exercise of warrants	-	15,625
Redemption of Series F Preferred stock	-	(225,000)
Net cash provided by financing activities	11,040,549	14,055,338

Net (decrease) increase in cash	(1,274,288)	1,733,773
Cash at beginning of year	2,190,814	457,041
Cash at end of year	$916,526	$2,190,814

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Cash paid for interest	$309,767	$-
Common and preferred shares issued in exchange for old Series, E, F and G Preferred shares	$-	$3,665,865
Purchase and retirement of treasury stock	$-	$(516,528)
Common stock issued to settle notes payable	$-	$4,438,708
Recognition of right of use asset - operating lease	$2,617,474	$3,312,739
Purchase of equipment and software with promissory note	$189,983	$-
Conversion of Series A-2 Preferred Stock for Common Stock	$3,607	$-

See accompanying notes to Consolidated Financial Statements.

Iconic Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2022 and December 31, 2021

1. ORGANIZATION AND NATURE OF BUSINESS

Iconic Brands, Inc., (“the Company”, or “Iconic”), was incorporated in the State of Nevada on October 21, 2005. As of December 31, 2022, the subsidiaries of Iconic are wholly-owned TopPop LLC (“TopPop”) and United Spirits Inc., (“United”), 54% owned BiVi LLC (“BiVi”) and Bellissima Spirits LLC (“Bellissima”) and 60% owned Empire Wine and Spirits LLC (“Empire”) which was organized on February 4, 2022.

BiVi is the brand owner of “BiVi 100 percent Sicilian Vodka,” and Bellissima is the brand owner of Bellissima sparkling wines. BiVi was organized in Nevada on May 4, 2015. Bellissima was organized in Nevada on November 23, 2015.

On July 26, 2021, the Company acquired 100% TopPop LLC (“TopPop”). TopPop is organized as a limited liability company in the State of New Jersey on September 5, 2019. TopPop’s primary operation is the manufacture and packaging of single-serve, shelf-stable, ready-to-freeze ice pops, both alcohols infused and non-alcoholic. TopPop began operations in December 2019 (see note 3).  Also on July 26, 2021, the company purchased all the outstanding stock of United (see note 5).

Empire was organized in the State of Nevada on February 4, 2022. During the year ended December 31, 2022, Empire had no business activity or operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Iconic, its two 51% owned subsidiaries BiVi and Bellissima, its wholly owned subsidiaries United Spirits, Inc. (see Note 4), and TopPop, LLC (see Note 3) (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

The Company has continuing losses from operations, net cash used in operating activities, a working capital deficiency of $8,655,211 and accumulated deficit of $70,992,412. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filling of this document. There are no assurances that such additional funding will be achieved and that the company will succeed in its future operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the company be unable to continue as a going concern. The company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition, and business prospects will be materially and adversely affected and the Company may have to cease operations.

The accompanying consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

We did not have any transfers between levels during the periods presented.

The following table presents changes in Level 3 asset and liability measured at fair value for the years ended December 31, 2022 and 2021:

Contingent consideration
Balance – December 31, 2020	$-
TopPop Acquisition	20,204,505
Balance – December 31, 2021	20,204,505
Adjustments	(20,204,205)
Balance – December 31, 2022	-

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy. The only financial instrument measured at fair value is the contingent consideration:

As of December 31, 2022
	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Contingent consideration	$-	$-	$-

	As of December 31, 2021
	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Contingent consideration	$-	$-	$20,204,505

The fair value of the contingent consideration is based on the projected earnings of the business.

(d) Cash

The total amount of bank deposits (checking and savings accounts) that was not insured by the FDIC as of December 31, 2022 was $596,788.

(e) Accounts Receivable

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer historical experience and the aging of the related accounts receivable. The Company has significantly increased its reserve for uncollectible accounts receivables which is attributed to two large customers of its wholly owned subsidiary TopPop LLC. Issues relating to production quality and minimum order quantities were resolved in the first quarter of 2023, resulting in negotiated lower accounts receivable balances.  At December 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $747,141 and $0, respectively.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventories at December 31, 2022 and December 31, 2021 consists of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers and cases of alcoholic beverages. TopPop inventory consists of raw materials, work in process and finished goods relating to the production cycle.

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

(i) Equity-Based Compensation

Equity-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the years ended December 31, 2022 and 2021, stock-based compensation was $1,055,558 and $2,469,592 respectively.

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

Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants, and convertible securities) outstanding. At December 31, 2022 and 2021, the Company had 135,500,599 and 32,564,030 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the treasury stock method. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation.

(l) Business Acquisition Accounting

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

(m) Leasehold improvements, furniture, and equipment, net

Leasehold improvements, furniture, and equipment are recorded at cost. Depreciation of furniture and fixtures is provided using the straight-line method, generally over the terms of the lease. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred. Depreciation of machinery and equipment is based on the estimated useful lives of the assets.

Schedule of estimated useful lives
Years
Machinery and equipment	3 - 10
Leasehold improvements	Lesser of term of lease or useful life
Furniture and fixtures	3 - 5

(n) Impairment of goodwill and intangibles

The impairment of goodwill and intangible assets is a significant accounting estimate that necessitates the exercise of considerable judgment and the application of certain assumptions and methodologies. Impairment charges are recorded when the carrying amount of a long-lived asset, such as goodwill or intangible assets, exceeds its estimated fair value. The estimation of fair value of these assets requires a degree of subjectivity and may entail the use of complex valuation techniques, such as discounted cash flow analysis or market-based approaches. Several factors, including market conditions, changes in technology, and changes in regulations or laws, can impact the fair value of these assets. Hence, the actual fair value of an asset may differ from the estimated fair value, which could result in significant changes to the impairment charge recorded in the financial statements. Our management's estimates and assumptions are regularly reviewed and may be modified based on new information or changes in circumstances.

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

The Company originally calculated the First Year Earn-out Amount to be $8,244,642 and the Second Year Earn-out Amount to be $11,959,863. In connection with the requirement to record the contingent consideration at fair value for every reporting period, results as of and during the year ended December 31, 2022 required the Company to conclude that the value of the contingent consideration required to be made at the end of the Second Year must be decreased. The TopPop business is a seasonal business in nature and expects its largest demand in the third quarter. During the year ended December 31, 2022, the Company did not achieve the revenues it expected. Due to the significance of the shortfall during this period, the Company concluded that a triggering event occurred and as such, the Company reassessed the underlying assumptions used in its projected earnings. As a result of that analysis, it was determined that the fair value of the contingent consideration was reduced to $0 as of December 31, 2022.  The change resulted in a gain from the change in fair value of the contingent consideration of $20,204,505 for the year ended December 31, 2022, as stated on the Consolidated Statement of Operations.

Furthermore, TopPop does not have purchase orders in 2023 from its two largest customers in 2021 and 2022. The loss of these customers is expected to significantly reduce 2023 estimated sales that were projected when TopPop was acquired in July 2021, and there is no assurance that the Company will generate positive cash flow during 2023. The loss of TopPop’s two largest customers is expected to have a significant negative impact on the value of the intangible assets recorded on our balance sheet in connection with the acquisition of TopPop in July 2021. As a result, goodwill and intangible assets was written down by $15,976,877 and $17,337,933, respectively, for the year ended December 31, 2022.

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

The purchase price and related purchase price allocation are as follows:

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

See Note 16 for the required pro forma information related to the business combination.

Changes in the value of goodwill:

Balance of goodwill as of January 1, 2021	$-
Goodwill acquired in TopPop acquisition	15,976,877
Balance of goodwill as of January 1, 2022	$15,976,877
Impairment of goodwill	(15,976,877)
Balance of goodwill as of December 31, 2022	$-

Intangible assets

Intangible assets consist of the following:

	Estimated Useful	December 31,	December 31,
	Lives	2022	2021
Tradename - Trademarks	5 years	$2,896,850	$6,867,000
Intellectual Property	5 years	374,550	849,000
Customer Base	10 years	2,041,983	14,414,000
Non-Competes	4 years	285,884	807,200
		5,599,267	22,937,200
Less accumulated amortization		4,514,067	1,327,614
		$1,085,200	$21,609,586

Intangible assets are amortized on a straight-line basis over the useful lives of the assets. Amortization expense amounted to $3,186,453 and $1,327,614 for the years ended December 31, 2022 and 2021, respectively. Due to the events described above, the Company recorded a $15,976,877 impairment of goodwill and $17,337,933 impairment of intangible assets for the year ended December 31, 2022.

Future amortization of intangible assets is as follows:

Future amortization of intangible assets for the years ending December 31,	Amount
2023	$302,846
2024	302,846
2025	302,846
2026	176,662
Total	$1,085,200

4. UNITED SPIRITS, INC.

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

5. LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT, NET

Leasehold improvements, furniture, and equipment, net consisted of the following:

	December 31,	December 31,
	2022	2021
Machinery and equipment	$7,324,600	$2,871,744
Deposits on equipment	260,701	2,480,265
Leasehold improvements	397,202	154,389
Supplies	239,407	140,004
Furniture and fixtures	152,843	36,181
	8,374,753	5,682,583
Less accumulated depreciation	(912,534)	(125,619)
	$7,462,219	$5,556,964

During the year ended December 31, 2021, the Company paid a deposit of $2,480,265 on equipment to be used at the TopPop facilities.  During the year ended 2022, that equipment was placed in service.

Depreciation expense related to leasehold improvements, furniture, and equipment amounted to $791,742 and $119,746 for the years ended December 31, 2022 and 2021, respectively.

6.  INVENTORIES

Inventories consisted of:

	December 31, 2022	December 31, 2021
Finished goods:
Bellissima brands	$1,005,029	$384,717
TopPop	202,814	728,305
Total finished goods	1,207,843	1,113,022

Work-in-process:
TopPop	18,168	88,066
Raw materials:
TopPop	13,379	27,263
Bellissima brands	315,303	-
Total	$1,554,693	$1,228,351

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31, 2022	December 31, 2021
Accounts payable	$5,111,079	$1,367,787
Accrued officers’ compensation	676,195	780,701
Accrued royalties	138,796	178,013
Accrued Commissions	204,132	88,318
Accrued interest	725,601	215,056
Other	56,637	83,171
Total	$6,912,440	$2,713,046

8. NOTES PAYABLE

The changes in notes payable consisted of:

Balance as of December 31, 2020	$28,458
Issuances of principal, net	976,708
Issued as consideration in TopPop acquisition	5,042,467
Notes payable assumed in TopPop acquisition	5,927,380
Payments on principal	(2,315,380)
Settled with issuance of common stock	(4,438,708)
PPP Forgiveness	(28,458)
Balance as of December 31, 2021	$5,192,467
Purchase of equipment with promissory note	189,983
Payments toward promissory note	(50,776)
Balance as of December 31, 2022	$5,331,674

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

On August 29, 2022, the Company issued a $70,000 promissory note to a third party in exchange for machinery. Under the terms of the note, the Company will make six monthly payments beginning September 5, 2022. In the event of default, the entire balance becomes due immediately and will accrue 6% interest thereafter. As of December 31, 2022, the balance of the promissory note was $23,332 with no accrued interest.

On October 31, 2022, the Company entered into a finance agreement with a third party to purchase internal use software for $119,983. The Company will pay 48 installments of $3,040 which includes principal and interest. The implied annual interest rate is approximately 5.4% for a total interest owed under the agreement of $25,937. The balance of the finance agreement as of December 31, 2022 was $115,875.

As of December 31, 2022, notes payable consisted of $150,000 outstanding under the SBA note, $23,332 outstanding under a promissory note, $115,875 outstanding under the finance agreement and $5,042,467 outstanding under notes held by former owners of TopPop. During the years ended December 31, 2022 and 2021, the Company recognized interest expense on notes payable of $497,226 and $215,056, respectively.

The future payments on principal of notes payable are as follows:	Amount
Year ending December 31, 2023	$5,068,915
Year ending December 31, 2024	29,357
Year ending December 31, 2025	32,200
Year ending December 31, 2026	35,332
Year ending December 31, 2027	32,676
Thereafter	133,194
Total	$5,331,674

9. FACTORING LIABILITY

On January 10, 2022, the Company entered into a purchase and sale agreement with Prestige Capital Finance, LLC (“Prestige”). Under the agreement, Prestige has agreed to buy all of the Company’s right, title, and interest in specific accounts receivable. Prestige has full recourse against the Company for advances if payments are not received for any reason. All credit risk is borne by the Company and not by Prestige. Prestige has agreed to pay a down payment to the Company of 80% of the face value of the specified receivables. The maximum outstanding balance of the advance is $2,000,000. Prestige’s final purchase price of the accounts receivable is at a discount which is deducted from the face value of each account upon collection. The discount fee is based upon the number of days the account receivable is outstanding from the date of the down payment. The discount fee ranges from 1.95% if the receivable is paid within 30 days to 5.85% if paid within 90 days, plus an additional 1.5% for each 10-day period thereafter until the account is paid in full.

The Company accounts for this agreement as a financing arrangement, with the down payments recorded as debt and repayment made when the applicable receivable is collected. As of December 31, 2022, there was an outstanding balance of $93,249 and accrued interest of $2,273. Interest expense for incurred during the years ended December 31, 2022 and 2021 was $295,607 and $0, respectively.

The outstanding balance is secured by an interest in virtually all assets of the Company, with a first security interest in accounts receivable. The balance was paid off in January 2023 and the agreement remains in effect until January 2024.

10. CAPITAL STOCK

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

On January 5, 2022, the Company closed the second tranche of the equity financing and issued 12,258 shares of Series A-2 Preferred Stock, 4,301,004 shares of Common Stock and warrants to purchase 40,018,583 shares of Common Stock for gross proceeds of approximately $12.2 million and net proceeds of approximately $11.0 million after deduction of placement agent commissions and expenses of the offering. Such net proceeds are expected to be used by the Company for domestic and international expansion of its Bellissima brand, the expansion of the production facilities of TopPop, new product launches, marketing, and other general working capital purposes.

During the year ended December 31, 2022, stockholders converted 1,128 shares of Series A-2 Preferred Stock into 3,608,544 shares of Common Stock, par value $.001 per share, at $0.31 per share.

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

On July 26, 2021, the Company entered into an acquisition agreement with TopPop and each of FrutaPop LLC, Innoaccel Investments LLC and Thomas Martin and, together with Frutapop and Innoaccel, pursuant to which the TopPop Members sold to the Company and the Company acquired, all of the issued and outstanding membership interests of TopPop (see note 3 ). Upon consummation of the acquisition, the Company issued 26,009,600 shares of common stock, valued at $10,143,744.

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

A summary of warrants activity for the period January 1, 2020, to December 31, 2021, as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding
Balance at December 31, 2020	10,655,198	1.12	2.31
Granted	87,643,083	0.31	4.57
Exercised	(50,000)	0.31	4.57
Expired	(400,000)	0.63	0.76
Forfeited	(10,255,198)	1.14	2.43
Outstanding at December 31, 2021	87,593,083	$0.31	4.57
Granted	40,018,583	0.31	4.52
Outstanding at December 31, 2022	127,611,666	0.31	4.21

On July 26, 2021, 10,255,198 warrants were forfeited as part of the Exchange Agreement discussed above.

On December 27, 2021, an investor exercised warrants to purchase 50,000 shares of common stock at $0.31 per share, or $15,575.

Options

During the year ended December 31, 2021, the Company issued a total of 7,408,200 options to purchase common stock at exercise prices between $0.45 and $0.57 respectively. Commencing on the grant date, the options vest pro ratably over three years and have a life of 10 years. For the year ended December 31, 2021 the Company recorded $242,900 in stock-based compensation expense related to options. During the year ended December 31, 2022, the Company granted 1,500,000 options to purchase common stock to a consultant at an exercise price of $0.41 and recognized $1,050,228 of expense for all outstanding option awards.

The following table summarizes the activity of our stock options for the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding
Outstanding at December 31, 2020	-	$-	-
Granted	7,408,200	$0.45
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2021	7,408,200	$0.45	9.79
Granted	1,500,000	$0.41	9.60
Exercised	-	$-
Forfeited or expired	(1,140,867)	$0.45	8.79
Outstanding at December 31, 2022	7,767,333	$0.45	8.95

The aggregate intrinsic value of outstanding options as of December 31, 2022 and 2021 was $0 and $298,544, respectively. The intrinsic value is calculated as the difference between the exercise price and the market value of the shares on the balance sheet date. The market values based on the closing bid price as of December 31, 2022 and 2021 was $0.08 and $0.49, respectively.  The outstanding options had no aggregate intrinsic value as of December 31, 2022.

The following table summarizes the assumptions used for estimating the fair value of the stock options granted during 2022 and 2021:

	For the years ended December 31,
	2022	2021
Expected life (years)	6	5
Dividend yield	0%	0%
Expected volatility	353.6%	369-370%
Risk free interest rates	2.83%	1.56-1.59%

As of December 31, 2022 and 2021, there was approximately $2,154,070 and $3,127,370, respectively, of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of 1.74 years.

11. INCOME TAXES

No income taxes were recorded in the years ended December 31, 2022 and 2021 since the Company had taxable losses in these periods.

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% for the periods presented to income (loss) from continuing operations before income taxes. The sources of the difference are as follows:

	For the year ended
	December 31,
	2022	2021

Expected tax rate at 21%	(6,461,438)	(2,196,879)

Nondeductible stock based compensation	-	518,614
Purchase price adjustments and impairments	(887,802)	-
State tax net of federal benefit	(150,250)	(954,062)
Change in state tax rate	-	(1,077,991)
Other	(3,743)	(174,171)
Increase (decrease) in valuation allowance	7,503,233	3,884,489

Provision for income taxes	-	-

Significant components of the Company’s deferred income tax assets are as follows:

	For the Years Ended December 31,
	2022	2021
Net operating loss carry forwards	$8,172,229	$4,368,423
Stock based compensation	4,825,198	4,536,393
Intangibles	4,945,009	(155,470)
Accrued Compensation	(35,187)	(11,049)
ROU Assets	(737,468)	39,762
Fixed assets	(918,004)	(29,516)
Other	(14,503)	(14,504)

Total deferred tax assets	$16,237,274	$8,734,039

Valuation allowance	(16,237,274)	(8,734,039)

Deferred tax assets - net	$-	$-

Based on management’s present assessment, the Company has not yet determined that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of December 31, 2022 will be realized. Accordingly, the Company has maintained a 100% valuation allowance against the deferred tax asset in the financial statements at December 31, 2022. The Company will continue to review this valuation allowance and make adjustments as appropriate. The change in the valuation allowance from 2021 to 2022 is an increase of $7,503,234.

As of December 31, 2022, the Company had federal and apportioned state net operating loss carry forwards of 38,154,000 of federal and $19,658,000, respectively, which may be used to offset future taxable income. Approximately $1,521,000 of the federal NOL's will begin to expire in 2031 while $36,633,000 will not expire.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2022 and 2021 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2022 and 2021. The Company did not recognize any interest or penalties during fiscal 2022 or 2021 related to unrecognized tax benefits.

Tax years 2018-2022 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

12. LEASES

On January 1, 2021, Iconic. executed a cancellable Lease Agreement with Dan Kay International (an entity controlled by Richard DeCicco) for the lease of the Company’s office and warehouse space in North Amityville New York. The agreement has a term of three years from January 1, 2021 to January 1, 2024 and provides for monthly rent of $4,893. On November 8, 2022, the rent term was extended until December 31, 2026.  All other terms remained the same.

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

Effective November 6, 2020, TopPop LLC executed a lease agreement with Warehouse4Biz LLC to rent approximately 14,758 square feet of warehouse space in Bellmawr, NJ. The lease provided a lease term of two years commencing upon December 1, 2020 and terminated on November 30, 2022. The lease provided a security deposit to Warehouse4Biz LLC of $20,734.

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

At December 31, 2022, the future undiscounted minimum lease payments under the noncancellable leases are as follows:

As of December 31, 2022
Year ending December 31, 2023	$1,168,312
Year ending December 31, 2024	1,201,600
Year ending December 31, 2025	1,235,886
Year ending December 31, 2026	1,271,201
Year ending December 31, 2027	1,248,889
Year ending December 31, 2028	325,461
Thereafter	1,099,614
Total undiscounted finance lease payments	$7,550,963
Less: Imputed interest	2,124,015
Present value of finance lease liabilities	$5,426,948

The operating lease liabilities of $5,426,948 and $3,216,315 as of December 31, 2022 and 2021, respectively, represents the discounted (at a 10% estimated incremental borrowing rate) value of the future lease payments at December 31, 2022 and 2021. The Company’s weighted-average remaining lease term relating to its operating leases is 4.90 years.

For the years ended December 31, 2021 and 2020, occupancy expense attributed to these leases were $1,085,044 and $424,523, respectively.

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

The QVC Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the years ended December 31, 2022 and 2021, the marketing fees expense was $438,186 and $292,562, respectively, and the direct response sales generated from QVC programs was $1,172,005 and $1,599,732, respectively.

e. Concentration of sales

For the year ended December 31, 2022 and 2021, sales consisted of:

	2022	2021
Bellissima product line:
QVC direct response sales	$1,172,005	$1,599,732
Other	2,250,531	1,112,499
Total Bellissima	3,422,536	2,712,231
TopPop	11,322,725	2,192,119
Hooters product line	-	55,666

Total	$14,745,261	$4,960,016

Accounts receivable due from QVC direct response sales was $327,933 and $227,617 as of December 31, 2022 and 2021, respectively.

f. Commission Agreements

On July 10, 2019, the Company executed a Commission Agreement with CAA-GBA USA, LLC (“CCA-GBG”). The agreement provides CCA-GBG to receive 5% revenue generated with respect to the co-packing or related manufacturing deal for Anheuser-Busch, LLC. Additionally, CAA-GBG is also entitled to receive 5% of revenue for new business identified. The initial agreement expires on July 31, 2021 and automatically renews every year. The Company has decided to keep this agreement in place and no commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through May 2022. On May 23, 2022, CAA-GBG received notice of termination and the Commission Agreement ended on July 31, 2022.

Effective December 11, 2019, the Company executed a Commission Agreement with Christopher J. Connolly. Mr. Connolly had agreed to provide sales representation services to Company for alcohol ice pop packing opportunities in exchange for commission. The agreement provides a commission 5% of gross revenue collected. The initial term is one year from the effective date. The agreement will renew automatically for 1-year terms unless the agreement is terminated. The Company has decided to keep this agreement in place and no commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through December 31, 2022.

14. RELATED PARTY TRANSACTIONS

On July 26, 2021, the Company entered into a securities purchase agreement with Mr. Richard DeCicco,, Chairman, pursuant to which the Company purchased from Mr. DeCicco, and Mr. DeCicco sold, all of the issued and outstanding capital stock of United (See Note 4).

On December 6, 2019 the Company executed a Financial Services Agreement with InnoAccel Solutions (“InnoAccel”), LLC, a controlling member of the Toppop. InnoAccel had agreed to provide financial and administrative services for the company in exchange for hourly compensations.

The Company has agreed to keep this agreement in place and for the years ended December 31, 2022 and 2021 the company has recorded consulting expense of $182,894 and $75,000, respectively.

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

	Branded Beverages	Specialty Packaging (TopPop)	Corporate	Total
Balance sheet at December 31, 2022
Assets	$3,460,100	$14,898,648	$-	$18,358,748
Liabilities	$3,919,403	$14,079,102	$-	$17,998,505

Balance sheet at December 31, 2021
Assets	$2,925,694	$47,780,962	$-	$50,706,656
Liabilities	$2,447,005	$29,146,596	$-	$31,593,601

Income Statement for the years ended December 31, 2022:	Branded Beverages	Specialty Packaging	Corporate	Total
Net Sales	$3,422,536	$11,322,725	$-	$14,745,261
Cost of sales	$1,476,568	$9,736,701	$-	$11,213,269
Total operating expenses	$5,738,630	$12,670,544	$2,039,774	$20,448,948
Loss from operations	$(3,792,662)	$(11,084,520)	$(2,039,774)	$(16,916,956)
Interest expense	$-	$792,833	$-	$792,833
Depreciation and amortization	$14,697	$789,999	$-	$804,696
Change in fair value of contingent consideration	$-	$20,204,505	$-	$20,204,505
Loss on impairment of goodwill	$-	$(15,976,877)	$-	$(15,976,877)
Loss on impairment of intangible assets	$-	$(17,337,933)	$-	$(17,337,933)

Income Statement for the year ended December 31, 2021	Branded Beverages	Specialty Packaging	Corporate	Total
Net Sales	$2,767,897	$2,192,119	$-	$4,960,016
Cost of Goods Sold	$1,312,763	$3,315,971	$-	$4,628,734
Total operating expenses	$3,806,375	$3,444,754	$3,341,738	$10,592,867
Loss from operations	$(2,351,241)	$(4,568,606)	$(3,341,738)	$(10,261,585)
Interest expense	$-	$238,607	$-	$238,607
Depreciation and amortization	$1,742	$1,485,618	$-	$1,487,360

16. PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the year ended December 31, 2021 as though the company acquired TopPop on January 1, 2021 is set forth below.

Year Ended December 31, 2021
Sales	$14,853,763
Cost of sales	11,077,756
Gross Profit	3,776,007

General and administrative expenses	11,123,461
Selling and marketing	998,741
Total Operating expenses	12,122,202
Operating Loss	(8,346,195)
Other (Expense) Income
Change in fair value of contingent consideration	-
Loss on impairment of goodwill	-
Loss on impairment of intangible assets
Interest expense	(448,024)
Gain on forgiveness of PPP loan	(28,458)
Total Other Expense	(476,482)
Net loss	$(8,822,677)
Net loss attributable to noncontrolling interests in subsidiaries	(40,882)
Dividend of common stock to preferred shareholders	-
Net loss attributable to common and preferred shareholders:	$(8,781,795)

Basic and Diluted Loss Per Common Share	$(0.10)

Weighted Average Shares Outstanding – basic and diluted	87,715,476

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented.

17. SUBSEQUENT EVENTS

On March 2, 2023 the Company entered into two $110,000 and one $330,000 short term original Discount promissory notes with three investors totaling $550,000, one of whom is the Company's Chairman ($110,000 note) and two are investors in the Company. The Notes are due April 3, 2023 and the Company plans to seek and extension.

On March 21, 2023, the Company issued 1,000,000 stock options to a sales consultant with an exercise price of $0.3125, vesting in 90 days with a five year term.

On March 28, 2023, a shareholder converted 100 shares of Series A-2 Preferred Shares into 320,000 shares of Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of our operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act. Management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

As of December 31, 2022, we did not maintain effective controls over the control environment. We are a smaller reporting company with only three full time financial employees and lack the ability to have adequate segregation of duties and adequate oversight of the financial statement preparation process. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these internal control deficiencies, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We have been working and are currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses by (i) adding additional personnel in the future when working capital permits and (ii) working with our independent registered public accounting firm to refine our internal procedures.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting through the date of this report or during the twelve months ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 29, 2023, Tom Martin was removed in his capacity as interim Chief Executive Officer, and was replaced by Richard DeCicco, who reassumed his role of Chief Executive Officer on a full-time basis. Mr. DeCicco’s employment will continue to be governed by the employment agreement previously in place.

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

Name	Age	Position(s)
Richard DeCicco	64	Chief Executive Officer, President and Chairman of the Board of Directors
David Allen	68	Chief Financial Officer
John Cosenza	54	Chief Operating Officer
Roseann Faltings	64	Director

Richard DeCicco has served as our President and Chairman of our board since July 2021. On March 29, 2023, Mr. DeCicco reassumed the role of our Chief Executive Officer. Mr. DeCicco previously served as our Chief Executive Officer from 2007 until July 2021. With over 43 years of experience in the global liquor industry, Mr. DeCicco has been a senior executive and a leader in the wine and spirits industry. Previously, Mr. DeCicco served as President of Harbrew Imports Ltd. since its inception in 1999. From September 1997 until 1999, Mr. DeCicco was a consultant for individuals entering the alcohol beverage business. From May 1990 until September 1997, Mr. DeCicco was the Chief Executive Officer and President of Harbor Industries, a production facility. In addition to having been the national provider for The Paddington Corporation brands from 1990 to 1997, Mr. DeCicco pioneered what is now known within the field as Value Added Packaging. We believe Mr. DeCicco is qualified to serve as a member of our board because of his experience in and relationships within the industry.

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

David Allen has served as our Chief Financial Officer since July 2021. Mr. Allen has over 22 years of experience serving as the chief financial officer of public companies and over 40 years of experience as a certified public accountant, starting his career with Arthur Andersen & Co. Mr. Allen has served as our Chief Financial Officer since July 2021. Prior to Charlie’s Holdings, Inc., he served as Chief Financial Officer of Charlies Holdings, Inc. from April 2019 to May 2021 (OTC: CHUC). Prior to that, from December 2014 until January 2018, Mr. Allen served as the Chief Financial Officer of WPCS International, Inc. (NASDAQ: WPCS). From 2007 to 2013, Mr. Allen served as the Chief Financial Officer and Executive Vice President of Administration at Converted Organics, Inc. (NASDAQ: COIN). From 1999 to 2004 he served as Chief Financial Officer, and later Chief Executive Officer, of Milbrook Press, Inc. (NASDAQ: MILB). During the periods not listed above, Mr. Allen held various consulting roles at both public and private companies. Additionally, Mr. Allen has been a member of the board of directors and the Chairman of the Audit Committee of Marimed, Inc. (OTC: MRMD) since June 2019, and was a member of the board of directors and Chairman of the Audit Committee of Charlie’s Holdings, Inc. (OTC: CHUC) from May 2021 until October 2021. From 2004 to 2017, Mr. Allen served as Chief Financial Officer of Bailey’s Express, Inc., a privately held trucking corporation, which filed for Chapter 11 bankruptcy in July 2017; he served as the Chapter 11 Plan Administrator for the bankruptcy case from inception until the case was finalized in December 2020. In addition, Mr. Allen teaches accounting and tax courses in the Connecticut University System. Mr. Allen is a licensed CPA and holds a bachelor’s degree in accounting and a master’s degree in taxation from Bentley College.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2022, we believe that, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2022.

Code of Ethics

On March 2, 2023, we adopted a written code of conduct and business ethics that is applicable to the conduct of our directors, officers and employees, including our CEO, CFO and persons performing similar functions. The code of conduct and business ethics has been filed herewith as Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2022 and 2021 to our principal executive officer and one additional officer (collectively, the “named executive officers”). We had no other executive officers during such fiscal years.

Name and Principal Position	Year	Annual Salary ($)	Restricted Common Stock (3) ($)	Stock Option (4) ($)	Total ($)
Richard DeCicco	2022	265,000	—	—	265,000
Chief Executive Officer, President and Chairman of the Board	2021	265,000	120,000	238,492	623,492
Roseann Faltings	2022	200,000	—	—	200,000
Vice President and Director	2021	187,500	40,000	179,994	407,994
Tom Martin	2022	250,000	—	—	250,000
Former Chief Executive Officer (1)	2021	106,250	—	202,493	308,743
David Allen	2022	250,000	—	—	250,000
Chief Financial Officer (2)	2021	146,250	322,125	202,493	670,868

John Cosenza	2022	225,000	—	—	225,000]
Chief Operating Officer (2)	2021	168,750	—	202,493	371,243

(1)

On March 29, 2023, Tom martin was removed in his capacity as interim Chief Executive Officer. Mr. Martin is expected to remain employed through the remainder of the term of his employment agreement, and is expected to receive the remainder of the benefits to which he would have been entitled under his employment agreement. See “Employment Agreements” below for additional information.

(2)	On July 26, 2021, we entered into two-year employment agreements with David Allen, Tom Martin and John Cosenza.
(3)	Represents fair value of common shares issued in May 2021 and July 2021
(4)

Stock options were issued on September 21, 2021, and vest over three years. The dollar value in the column above represents the aggregate grant date fair value of stock option awards determined in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth in the notes to our financial statements

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Tom Martin	150,000	300,000	—	$0.45	10/12/2031
Richard DeCicco	176,667	353,333	—	$0.45	10/12/2031
Roseann Faltings	133,333	266,667	—	$0.45	10/12/2031
David Allen	150,000	300,000	—	$0.45	10/12/2031
John Cosenza	150,000	300,000	—	$0.45	10/12/2031

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

A total of 18,540,000 shares of our common stock are reserved for issuance with respect to awards granted under the 2021 Incentive Plan. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2021 Incentive Plan. As of the date hereof, stock option grants to purchase an aggregate of 7,767,333 shares of common stock have been made under the 2021 Incentive Plan and 10,682,667 shares authorized under the 2021 Incentive Plan remain available for award purposes.

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

Employment Agreements

On July 26, 2021, we entered into two-year employment agreements with each of Messrs. DeCicco, Martin, Allen and Cosenza, and with Ms. Faltings. Unless earlier terminated, at the end of the initial term or any renewal term, each agreement automatically renews for additional two-year terms until either we or the executive provides the other party with a timely notice of non-renewal. On March 29, 2023, Tom martin was removed in his capacity as interim Chief Executive Officer. Mr. Martin is expected to remain employed through the remainder of the term of his employment agreement, and is expected to receive the remainder of the benefits to which he would have been entitled under his employment agreement.

The following is a summary of the compensation arrangements set forth in each employment agreement described above:

Executive	Title	Annual Base Salary	Annual Targeted Bonus
Richard DeCicco	Chairman of the Board and President	$265,000	Determined by the Board, with a target of 25% of Annual Base Salary
Tom Martin	Former Chief Executive Officer	$250,000	Determined by the Board
David Allen	Chief Financial Officer	$250,000	Determined by the Board, with a target of 25% of Annual Base Salary
John Cosenza	Chief Operating Officer	$225,000	Determined by the Board, with a target of 25% of Annual Base Salary
Roseann Faltings	Director and Vice President	$200,000	Determined by the Board, with a target of 25% of Annual Base Salary

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2023 by:

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

In the table below, the percentage of beneficial ownership of our common stock is based on 107,276,138 shares of our common stock outstanding as of the filing of this Form 10-K (“Filing Date”). Unless otherwise noted below, the address of the persons listed on the table is c/o Iconic Brands, Inc., 44 Seabro Avenue, Amityville, NY.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Named Executive Officers and Directors
Richard DeCicco	24,686,893	23.01%
Roseann Faltings	600,200	* %
John Cosenza(2)	640,000	* %
David Allen	1,000,000	* %

Executive Officers and Directors as a Group (4 persons)	26,927,093	25.10%

Other 5% Stockholders
Tom Martin	7,388,219	6.89%
Hudson Bay Master Fund, Ltd.(3)	6,138,484	5.72%

_________________

* Indicates less than 1%.

(1)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on the Filing Date. On the Filing Date, there were 107,276,138 shares of our common stock outstanding. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the conversion of Series A-2 Preferred Stock or the exercise of Warrants owned by that person which are exercisable within 60 days of the filing of this Form 10-K. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Includes 320,000 shares of common stock and 320,000 shares of common stock issuable upon exercise of outstanding Warrants held by Mr. Cosenza.
(3)

Includes 5,889,312 shares of common stock underlying Series A-2 Preferred Stock and Warrants. Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities. Hudson Bay Master Fund, Ltd.’s address is C/o Hudson Bay Capital Management LP, 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2022 and December 31, 2021 to which we have been a party in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Tom Martin TopPop Note

                On July 26, 2021, the Company entered into a secured promissory note with Tom Martin, our Interim Chief Executive Officer, in the principal amount of $1,335,740 (the “Martin Note”). The Martin Note accrues interest at a rate of 10% per annum. As of December 31, 2022, the full principal amount of the Martin Note was due and payable, along with interest of $194,053. As of March 31, 2023, the full principal amount of the Martin Note was due and payable, along with interest of $226,989.

United Spirits

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

Lease Agreement

We lease our office and warehouse space in North Amityville, New York from Dan Kay International, an entity controlled by Richard DeCicco. On January 1, 2021, we entered into a lease extension with Dan Kay International pursuant to which we extended the term of our lease to January 1, 2024 for $4,892.89 per month. On November 8, 2022, the rent term was extended until December 31, 2026.  All other terms remained the same.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Mazars for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Mazars USA LLP
Audit Fees (1)	$450,000	$25,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Fei Qi, CPA
Audit Fees (1)	$—	$60,000
Audit Related Fees	—	7,500
Tax Fees	—	—
All Other Fees	—	—
Total	$450,000	$92,500

 __________

(1)	Audit fees were principally for audit and review services.

Of the fees described above for the year ended December 31, 2022 and 2021, all were pre-approved by our board of directors.

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

10.5

Distribution Agreement by and between Bellissima Spirits LLC and United Spirits, Inc., dated May 1, 2016 (Incorporated by reference to our Registration Statement on Form S-1 filed on September 19, 2018)

43

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

10.17	Marketing and Distribution Agreement by and between the Company and United Spirits, Inc. dated April 1, 2019 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2019)

10.18	Form of Securities Purchase Agreement dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.19	Form of Warrant dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.20	Form of Registration Rights Agreement dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.21	Form of Lock-Up Agreement dated September 27, 2018 (Incorporated by reference to our Current Report on Form 8-K filed on October 4, 2018)

10.22	Form of Warrant Exercise Agreement, dated as of May 2, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on May 9, 2019)

10.23	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K filed on May 9, 2019)

10.24	Form of Securities Purchase Agreement dated July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.25	Form of Warrant dated July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.26	Form of Registration Rights Agreement July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.27	Form of Lock-Up Agreement July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.28	Form of Exchange Agreement July 17, 2019 (Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2019)

10.29	Form of Securities Purchase Agreement dated January 12, 2020 (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.30	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.31	Form of Registration Rights Agreement dated January 12, 2020 (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.32	Form of Lock-Up Agreement dated January 12, 2020 (Incorporated by reference to our Current Report on Form 8-K filed on January 13, 2020)

10.33	Exchange Agreement by and among the Company and Can B Corp dated as of July 29, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 10, 2020)

10.34	Form of 5% Original Issue Discount Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 10, 2020)

10.35	Limited Liability Company Operating Agreement of Bellissima Spirits LLC, dated as of November 15, 2015 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2020)

10.36	Limited Liability Company Operating Agreement of BIVI LLC, dated as of May 15, 2015 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2020)

10.37	Extension of Lease Agreement by and between the Company and Dan Kay International, dated January 1, 2021 (Incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2021)

10.38+	Iconic Brands, Inc. 2021 Equity Incentive Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on January 11, 2022)

10.39

Amendment No. 2 to License Agreement by and among Bellissima LLC and Christie Brinkley, Inc., effective as of April 22, 2022 (Incorporated by reference to our Annual Report on Form 10-K filed on June 15, 2022)

10.40

Second Amended and Restated Limited Liability Company Agreement of Bellissima Spirits LLC, dated as of April 22, 2022 (Incorporated by reference to our Annual Report on Form 10-K filed on June 15, 2022)

14*	Code of Conduct & Business Ethics

21.1	Subsidiaries of registrant (Incorporated by reference to our Annual Report on Form 10-K filed on June 15, 2022)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

 ________________

* Filed herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconic Brands, Inc.

Dated: March 31, 2023	By:	/s/ Richard DeCicco
Richard DeCicco
	Its:	President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard DeCicco	Chief Executive Officer, President and Chairman of the Board	March 31, 2023
Richard DeCicco	(Principal Executive Officer)

/s/ David Allen	Chief Financial Officer	March 31, 2023
David Allen	(Principal Financial and Accounting Officer)

/s/ Roseann Faltings	Director	March 31, 2023
Roseann Faltings

