Form 10-Q
period 2023-03-31
Iconic Brands, Inc.
filed 2023-06-29
CIK 1350073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of June 29, 2023, the registrant had 107,936,138 shares of common stock, $0.001 par value per share (“Common Stock”), issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$212,622	$916,526
Accounts receivable	1,058,337	1,302,175
Inventory	1,435,057	1,554,693
Prepaid expense and other current assets	545,572	550,482
Total current assets	3,251,588	4,323,876

Right-of-use assets, net	4,921,695	5,086,989
Leasehold improvements, furniture, and equipment, net	7,621,465	7,462,219
Intangible assets	1,009,488	1,085,200
Other assets	398,084	400,464
Total assets	$17,202,320	$18,358,748

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,670,136	$6,912,440
Notes payable	5,617,701	5,068,915
Factoring liability	-	93,249
Deferred revenue	336,102	189,195
Other current liabilities	45,000	45,000
Current portion of operating lease liability	680,454	670,288
Total current liabilities	14,349,393	12,979,087

Operating lease liability, long term	4,591,923	4,756,660
Notes payable, long term	229,663	262,759
Total liabilities	19,170,979	17,998,506

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; authorized 100,000,000 shares:
Series A-2 Preferred Stock, 37,653 shares issued and outstanding at March 31, 2023; 37,753 shares issued and outstanding at December 31, 2022	38	38
Common Stock, $0.001 par value; authorized 500,000,000 shares, 107,596,138 shares issued and outstanding at March 31, 2023 and 107,276,138 shares issued and outstanding at December 31, 2022	107,597	107,277
Additional paid-in capital	72,250,010	72,045,951
Accumulated deficit	(73,675,071)	(70,992,412)
Noncontrolling interests	(651,233)	(800,612)
Total stockholders’ (deficit) equity	(1,968,659)	360,242
Total liabilities and stockholders’ (deficit) equity	$17,202,320	$18,358,748

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUE
Sales	$2,014,919	$4,046,797

Cost of goods sold	1,124,123	2,205,039

Gross Profit	890,796	1,841,758

OPERATING EXPENSES
General and administrative expenses	3,174,814	4,458,387
Selling and marketing	110,762	351,977
Total operating expenses	3,285,576	4,810,364

Loss from operations	(2,394,780)	(2,968,606)

Other income (expense):
Interest expense	(171,040)	(183,134)
Other income, net	32,540	-
Total other expense	(138,500)	(183,134)

Net loss	$(2,533,280)	$(3,151,740)

Net income (loss) attributable to noncontrolling interests in subsidiaries	149,379	(93,819)

Net loss attributable to Iconic Brands, Inc.	(2,682,659)	(3,057,921)

Basic and diluted loss per common share	$(0.03)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	107,301,027	94,923,294

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
(Unaudited)

	Series A-2 Preferred stock		Common stock		Treasury stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Subtotal	Noncontrolling interests	Accumulated Deficit	Total
Balance, December 31, 2021	26,623	$27	90,542,764	$90,544	-	-	$56,749,055	$56,839,626	$(765,227)	$(36,961,344)	$19,113,055
Common stock and Series A-2 Preferred stock issued for Cash, net of fees	12,258	12	4,301,004	4,301	-	-	10,993,763	10,998,076	-	-	10,998,076
Conversion of Series A-2 Preferred Stock for Common Stock	(701)	(1)	2,243,200	2,243	-	-	(2,242)	-	-	-	-
Equity-based compensation	-	-	-	-	-	-	280,798	280,798	-	-	280,798
Net loss	-	-	-	-	-	-	-	-	(93,819)	(3,057,921)	(3,151,740)
Balance, March 31, 2022	38,180	$38	97,086,968	$97,088	-	-	$68,021,374	$68,118,500	$(859,046)	$(40,019,265)	$27,240,189

Balance, December 31, 2022	37,753	38	107,276,138	107,277	-	-	72,045,951	72,153,266	(800,612)	(70,992,412)	360,242
Conversion of Series A-2 Preferred Stock for Common Stock	(100)	-	320,000	320	-	-	(320)	-	-	-	-
Equity-based compensation	-	-	-	-	-	-	204,379	204,379	-	-	204,379
Net loss	-	-	-	-	-	-	-	-	149,379	(2,682,659)	(2,533,280)
Balance, March 31, 2023	37,653	$38	107,596,138	$107,597	-	-	$72,250,010	$72,357,645	$(651,233)	$(73,675,071)	$(1,968,659)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

ICONIC BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,533,280)	$(3,151,740)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240,366	78,348
Amortization of operating lease right-of-use assets	165,294	201,253
Amortization of debt discounts	45,312	-
Change in allowance for doubtful accounts	679,141	47,000
Provision for excess and obsolete inventory	40,000	-
Amortization of intangibles	75,712	796,600
Equity-based compensation	204,379	280,798
Change in operating assets and liabilities:
Accounts receivable	(435,303)	(3,224,755)
Inventory	79,636	(1,953,368)
Operating lease liabilities	(154,571)	(45,904)
Accounts payable and accrued expenses	757,696	1,769,095
Prepaid expense and other current assets	4,910	(453,554)
Other assets	2,380	(81,417)
Deferred revenue	146,907	10,660
Net cash used in operating activities	(681,421)	(5,726,984)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Fixed assets and leasehold improvements	(399,612)	(1,833,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock and Series A-2 Preferred Stock issued for Cash, net of fees	-	10,998,076
Net proceeds from factoring arrangement	-	1,960,604
Proceeds from note payable	500,000	-
Repayment of factoring arrangement	(93,249)	-
Repayment of note payable	(29,622)	-
Net cash provided by financing activities	377,129	12,958,680

Net decrease in cash	(703,904)	5,398,300
Cash and cash at beginning of year	916,526	2,190,814
Cash and cash at end of year	$212,622	$7,589,114

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Cash paid for interest	$2,273	$-
Recognition of right of use asset - operating lease	$-	$2,617,474
Conversion of Series A-2 Preferred Stock for Common Stock	$320	$2,242

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

Empire was organized in the State of Nevada on February 4, 2022. Since its formation, there has been no business activity or transactions.

2. LIQUIDITY AND GOING CONCERN

The Company has continuing losses from operations, net cash used in operating activities, a working capital deficiency of $11,097,805 and an accumulated deficit of $73,675,071. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 30, 2024. There are no assurances that such additional funding will be achieved and that the company will succeed in its future operations.

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

Between January 1, 2023 and June 29, 2023, the Company raised $1,450,000 of net proceeds from the issuance of notes payable (see note 15—Subsequent Events). The Company is seeking additional funding (either debt or equity) which, with cash generated from production activity, would provide capital for the Company to become profitable. There is no certainty that this plan can be achieved.  As of June 27, 2023, the Company has approximately $359,000 of cash available which will enable the Company to continue their operations for no longer than three months without any additional equity and/or debt financing.

On June 28, 2023, the Company filed a voluntary petition for its subsidiary, TopPop, under Chapter 11, Subchapter V of the bankruptcy code in the Eastern District of New York, Case No. 23-72310.  TopPop intends to continue its operations as a debtor in possession while it reorganizes its debts. The bankruptcy filing constitutes an event of default under all of the Company’s outstanding debt obligations. There were no other contract violations and the other wholly owned subsidiaries will continue operations as usual.  Creditors of TopPop may seek an order from the bankruptcy court to modify the automatic stay under Section 362 of the bankruptcy code. If the Creditors are successful, they would be permitted to continue collections against TopPop including seizing its assets.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Iconic, its two 54% owned subsidiaries BiVi and Bellissima, 60% owned Empire, and its wholly-owned subsidiaries United and TopPop, (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

The Company has continuing losses from operations, net cash used in operating activities, a working capital deficiency of $11,097,805 and an accumulated deficit of $73,675,071. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filling of this document. There are no assurances that such additional funding will be achieved and that the company will succeed in its future operations.

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

(d) Cash

As of March 31, 2023, there were no deposits not insured by the FDIC.

(e) Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by performing credit checks and by actively pursuing past due accounts. The allowance for doubtful accounts is based on the customer’s historical experience and the aging of the related accounts receivable. The Company has significantly increased its reserve for uncollectible accounts receivable, which is attributed to two large customers of its wholly owned subsidiary TopPop LLC. Issues relating to production quality and minimum order quantities were resolved in the first quarter of 2023, resulting in negotiated lower accounts receivable balances. During the quarter ended March 31, 2023, the Company wrote off $679,141 of previously reserved accounts receivable. At March 31, 2023 and December 31, 2022, the allowance for doubtful accounts was $68,000 and $747,141, respectively.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items. Inventories at March 31, 2023 and December 31, 2022 consist of cases of BiVi Vodka and cases of Bellissima sparkling wines purchased from our Italian suppliers and cases of alcoholic beverages. TopPop inventory consists of raw materials, work in process and finished goods relating to the production cycle.

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

(h) Shipping and Handling Costs

Shipping and handling costs to deliver products to customers are reported as operating expenses in the accompanying statements of operations. Shipping and handling costs to purchase inventory are capitalized and expensed to cost of sales when revenue is recognized on the sale of product to customers.

(i) Equity-Based Compensation

Equity-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”. For the three months ended March 31, 2023 and 2022, equity-based compensation was $204,379, net of forfeitures of $95,093, and $280,798 respectively.

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

Diluted net loss per share of Common Stock is computed on the basis of the weighted average number of shares of Common Stock and dilutive securities (such as stock options, warrants, and convertible securities) outstanding. As of March 31, 2023 and 2022, the Company had 94,962,016 and 25,620,245 potentially dilutive shares of Common Stock related to Common Stock options and warrants, respectively. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation.

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

(n) New accounting pronouncements and policies

Effective January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using a modified retrospective approach. ASU 2016-13 replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The guidance requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due. Upon adoption, changes in the allowance were not material for the transition period starting January 1, 2023 through the three months ending March 31, 2023.

4. INTANGIBLE ASSETS

Intangible assets consist of the following:
	Estimated Useful	March 31,	December 31,
	Lives	2023	2022
Tradename - Trademarks	5 years	$2,896,850	$2,896,850
Intellectual Property	5 years	374,550	374,550
Customer Base	10 years	2,041,983	2,041,983
Non-Competes	4 years	285,884	285,884
		5,599,267	5,599,267
Less: accumulated amortization		4,589,779	4,514,067
		$1,009,488	$1,085,200

Intangible assets are amortized on a straight-line basis over the useful lives of the assets. Amortization expense amounted to $75,712 and $796,600 for the three months ended March 31, 2023 and 2022, respectively.

Future amortization of intangible assets for the remainder of the current fiscal year and the next five years and thereafter:	Amount
Remainder of the year ended December 31, 2023	$227,134
2024	302,847
2025	302,847
2026	176,660
Total	$1,009,488

5. LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT, NET

Leasehold improvements, furniture, and equipment, net consisted of the following:

	March 31,	December 31,
	2023	2022
Machinery and equipment	$7,372,559	$7,324,600
Deposits on equipment	586,403	260,701
Leasehold improvements	423,154	397,202
Supplies	239,407	239,407
Furniture and fixtures	152,842	152,843
	8,774,365	8,374,753
Less accumulated depreciation	(1,152,900)	(912,534)
	$7,621,465	$7,462,219

Depreciation expense related to leasehold improvements, furniture, and equipment amounted to $240,366 and $78,348 for the three months ended March 31, 2023 and 2022, respectively.

6. INVENTORIES

 Inventories consisted of:

	March 31, 2023	December 31, 2022
Finished goods:
Bellissima brands	$914,936	$1,005,029
TopPop	225,681	202,814
Total finished goods	1,140,617	1,207,843

Work-in-process:
TopPop	75,460	18,168
Raw materials:
TopPop	8,685	13,379
Bellissima brands	210,295	315,303
Total	$1,435,057	$1,554,693

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	March 31, 2023	December 31, 2022
Accounts payable	$5,699,259	$5,111,079
Accrued officers’ compensation	676,195	676,195
Accrued royalties	141,334	138,796
Accrued commissions	197,645	204,132
Accrued interest	845,828	725,601
Other	109,875	56,637
Total	$7,670,136	$6,912,440

8. NOTES PAYABLE

The changes in notes payable consisted of:

Balance as of December 31, 2022	$5,331,674
Issuances of principal	550,000
Amortization of debt discount	(4,688)
Payments toward promissory note	(29,622)
Balance as of March 31, 2023	$5,847,364

On March 2, 2023, the Company entered into two $110,000 and one $330,000 short term original discount promissory notes with three investors totaling $550,000, one of whom is the Company's Chairman ($110,000 note) and two are investors in the Company. The notes were due April 3, 2023 and are in default. As of the date of this report was filed, there have been no demands for payment by the noteholders.

In connection with our July 2021 acquisition of 100% of the equity of TopPop LLC (“TopPop”), on July 26, 2021, we issued to the sellers promissory notes in the aggregate principal amount of $4,900,000 (the “TopPop Notes”). The TopPop Notes bear interest at the rate of 10% per annum, matured on July 26, 2022 and are secured by all of the outstanding membership interest in TopPop. Upon an event of default under the TopPop Notes, the holders of such TopPop Notes may exercise all rights and remedies available under the terms of the TopPop Notes or applicable laws, including to foreclose on certain collateral consisting of the membership interests of TopPop. On July 26, 2022, the total principal amount outstanding under the TopPop Notes was $4,900,000, exclusive of accrued and unpaid interest.

The TopPop Notes are now in default and we are currently in discussions with holders of the TopPop Notes regarding possible solutions for the payment of the TopPop Notes, including the possible extension of the maturity date of the TopPop Notes for an additional year. There can be no assurance that our discussions will be successful and if we are not successful in finding an acceptable resolution to the existing default or the impending event of default, the noteholders will be able to seek judgement for the full amount due and may seek to foreclose on our assets. If this occurs, any such remedy will have a material adverse effect on our business, results of operations and financial condition and is likely to negatively impact the price of our Common Stock. Holders of approximately $3.55 million of these notes have agreed to extend the term until December 1, 2022, and have indicated that they will not seek cash settlement prior to August 2023. As of March 31, 2023, no further extensions have been granted by the noteholders. As of the date of this report was filed, there have been no demands for payment by the noteholders.

As of March 31, 2023, notes payable consisted of $150,000 outstanding under the SBA note, $545,312 outstanding under the notes payable to shareholders, net of discount of $4,688, $109,585 outstanding under the finance agreement and $5,042,467 outstanding under notes held by former owners of TopPop. During the three months ended March 31, 2023 and 2022, the Company recognized interest expense on notes payable of $169,238 and $123,954, respectively.

The future payments on principal of notes payable are as follows:	Amount
Year ending December 31, 2023	$5,609,959
Year ending December 31, 2024	32,077
Year ending December 31, 2025	35,204
Year ending December 31, 2026	32,543
Year ending December 31, 2027	3,617
Thereafter	133,964
Total	$5,847,364

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

The Company accounts for this agreement as a financing arrangement, with the down payments recorded as debt and repayment made when the applicable receivable is collected. As of March 31, 2023 and December 31, 2022, there was an outstanding balance of $0 and $93,249, respectively and accrued interest of $0 and $2,273, respectively. Interest expense for incurred during the three months ended March 31, 2023 and 2022 was $0 and $56,882, respectively.

The outstanding balance is secured by an interest in virtually all assets of the Company, with a first security interest in accounts receivable. The balance was paid off in January 2023 and the agreement remains in effect until January 2024.

10. CAPITAL STOCK

Preferred Stock

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

During the three months ended March 31, 2023, stockholders converted 100 shares of Series A-2 Preferred Stock into 320,000 shares of Common Stock, par value $.001 per share.

Common Stock

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

A summary of warrant activity for the period January 1, 2022, to March 31, 2022, as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding
Outstanding at January 1, 2022	87,593,083	$0.31	4.23
Granted	40,018,583	0.31	4.77
Outstanding at March 31, 2022	127,611,666	0.31	4.46

A summary of warrant activity for the period January 1, 2023, to March 31, 2023, as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding
Outstanding at January 1, 2023	127,611,666	$0.31	3.71
Granted	-	-	-
Outstanding at March 31, 2023	127,611,666	0.31	3.71

Options

On March 21, 2023, the Company granted 1,000,000 stock options to a sales consultant with an exercise price of $0.3125, vesting in 90 days with a five year term.

During the three months ended March 31, 2023 and 2022, the Company recognized $204,379 and $280,798, respectively, of expense for the option awards.

The following table summarizes the activity of our stock options for the three months ended March 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding
Outstanding at December 31, 2022	7,767,333	$0.45	8.95
Granted	1,000,000	$0.31	4.98
Exercised	-
Forfeited or expired	(520,000)	$0.45	8.54
Outstanding at March 31, 2023	8,247,333	$0.43	8.26

The outstanding options had no aggregate intrinsic value as of March 31, 2023. Intrinsic value is calculated as the difference between the market value and the exercise price of the shares on balance sheet date. The market value based on the closing bid price as of March 31, 2023 was $0.06.

As of March 31, 2023, there was approximately $1,789,992 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately 1.45 years.

11. LEASES

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

At March 31, 2023, the future undiscounted minimum lease payments under the noncancellable leases are as follows:

As of March 31, 2023
Remainder of the year ending December 31, 2023	$879,348
Year ending December 31, 2024	1,201,600
Year ending December 31, 2025	1,235,886
Year ending December 31, 2026	1,271,201
Year ending December 31, 2027	1,248,889
Year ending December 31, 2028	325,461
Thereafter	1,099,614
Total undiscounted finance lease payments	$7,261,999
Less: Imputed interest	1,989,622
Present value of finance lease liabilities	$5,272,377

The operating lease liabilities of $5,272,377 and $5,426,948 as of March 31, 2023 and December 31, 2022, respectively, represent the discounted (at a 10% estimated incremental borrowing rate) value of the future lease payments at March 31, 2023 and December 31, 2022. The Company’s weighted-average remaining lease term relating to its operating leases is 4.89 years.

For the three months ended March 31, 2023 and 2022, occupancy expense attributed to these leases were $320,801 and $450,138, respectively.

12. COMMITMENTS AND CONTINGENCIES

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

The QVC Agreement provides for United’s payment of “Marketing Fees” (payable no less than monthly) to QVC in amounts agreed to between United and QVC from time to time. For the three months ended March 31, 2023 and 2022, the Marketing Fees expense (payable to QVC) was $100,025 and $160,140, respectively, and the direct response sales generated from QVC programs was $295,977 and $142,690, respectively.

e. Concentration of sales

For the three months ended March 31, 2023 and 2022, sales consisted of:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Bellissima product line:
QVC direct response sales	$295,977	$142,689
Other	785,254	390,406
Total Bellissima	1,081,231	533,095
TopPop	933,688	3,513,702

Total	$2,014,919	$4,046,797

Accounts receivable due from QVC direct response sales were $162,522 and $327,933 as of March 31, 2023 and December 31, 2022, respectively.

f. Commission Agreements

On July 10, 2019, the Company executed a Commission Agreement with CAA-GBA USA, LLC (“CAA-GBG”). The agreement provides CAA-GBG to receive 5% revenue generated with respect to the co-packing or related manufacturing deal for Anheuser-Busch, LLC. Additionally, CAA-GBG is also entitled to receive 5% of revenue for new business identified. The initial agreement expired on July 31, 2021 and automatically renews every year. No commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through March 31, 2023. On May 23, 2022,CAA-GBG received notice of termination and the Commission Agreement ended on July 31, 2022.

Effective December 11, 2019, the Company executed a Commission Agreement with Christopher J. Connolly. Mr. Connolly had agreed to provide sales representation services to Company for alcohol ice pop packing opportunities in exchange for commission. The agreement provides a commission 5% of gross revenue collected. The initial term is one year from the effective date. The agreement will renew automatically for 1-year terms unless the agreement is terminated. The Company has decided to keep this agreement in place and no commissions were incurred under this agreement since the date of acquisition of TopPop (July 26, 2021) through March 31, 2023.

13. RELATED PARTY TRANSACTIONS

On March 2, 2023, the Company entered into two $110,000 and one $330,000 short term original discount promissory notes with three investors totaling $550,000, one of whom is Richard DeCicco, the Company’s Chairman, ($110,000 note) and the other two are current investors in the Company. The notes were due April 3, 2023 and the Company is currently negotiating terms of extension.

On July 26, 2021, the Company entered into a securities purchase agreement with Mr. Richard DeCicco, Chairman, pursuant to which the Company purchased from Mr. DeCicco, and Mr. DeCicco sold, all of the issued and outstanding capital stock of United (See Note 1).

On December 6, 2019, the Company executed a Financial Services Agreement with InnoAccel Solutions (“InnoAccel”), LLC, a controlling member of the TopPop. InnoAccel had agreed to provide financial and administrative services for the company in exchange for hourly compensation.

The Company has agreed to keep this agreement in place and for the three months ended March 31, 2023 and 2022 the company has recorded consulting expenses of $27,600 and $45,000, respectively.

14. SEGMENT REPORTING

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

	Branded Beverages	Specialty Packaging (TopPop)	Corporate		Total
Balance sheet at March 31, 2023
Assets	$2,574,510	$14,627,810		$-	$17,202,320
Liabilities	$9,729,512	$9,441,467		$-	$19,170,979

Balance sheet at December 31, 2022
Assets	$3,460,100	$14,898,648		$-	$18,358,748
Liabilities	$8,961,870	$9,036,636		$-	$17,998,506

Income Statement for the three months ended March 31, 2023:	Branded Beverages	Specialty Packaging	Corporate		Total
Net Sales	$1,081,231	$933,688		$-	$2,014,919
Cost of sales	$402,792	$721,331		$-	$1,124,123
Total operating expenses	$1,142,178	$1,694,028		$449,370	$3,285,576
Loss from operations	$(463,739)	$(1,481,671)		$(449,370)	$(2,394,780)
Interest expense	$-	$171,040		$-	$171,040
Depreciation and amortization	$4,436	$235,930		$-	$240,366

Income Statement for the three months ended March 31, 2022:
Net Sales	$533,095	$3,513,702	$		$4,046,797
Cost of Goods Sold	$214,341	$1,990,698	$		$2,205,039
Total operating expenses	$1,457,271	$2,834,905		$518,188	$4,810,364
Loss from operations	$(1,138,517)	$(1,311,901)		$(518,188)	$(2,968,606)
Interest expense	-	183,134			183,134
Depreciation and amortization	$1,141	$77,207	$		$78,348

15. SUBSEQUENT EVENTS

On June 28, 2023, the Company filed a voluntary petition for its subsidiary, TopPop, under Chapter 11, Subchapter V of the bankruptcy code in the Eastern District of New York, Case No. 23-72310.  TopPop intends to continue its operations as a debtor in possession while it reorganizes its debts.  The bankruptcy filing constitutes an event of default under all of the Company’s outstanding debt obligations. There were no other contract violations and the other wholly owned subsidiaries will continue operations as usual.  Creditors of TopPop may seek an order from the bankruptcy court to modify the automatic stay under Section 362 of the bankruptcy code. If the Creditors are successful, they would be permitted to continue collections against TopPop including seizing its assets.

On March 2, 2023, the Company entered into three Original Issue Discount Promissory Notes in the aggregate principal amount of $550,000 (the “OID Notes”). The OID Notes had a maturity date of April 3, 2023, and upon any Event of Default (as defined in the OID Notes), including the failure to make timely payment, the full principal amount of the OID Notes becomes immediately due and payable, at the holder’s discretion, and the interest rate on the OID Notes is increased from 0% to 18% per annum.  On May 31, 2023, the Company received notices of default from two holders of the OID Notes for failure to make timely payment, and that the holders of the OID Notes were calling the entire amount under the OID Notes immediately due and payable.  At this time, the Company is unable to pay off the entire balance that is currently due pursuant to the OID Notes ($564,918 as of June 27, 2023). Prior to the notices of default, the Company was attempting to reach a negotiated settlement with holders of the OID Notes, and the Company remains in discussions with the holders of the OID Notes to remedy these events of default.

On April 26, 2023, a shareholder loaned the Company $250,000 on a short-term basis while the Company was negotiating additional financing.  The loan was repaid from the proceeds of the Note (defined below).

On May 11, 2023, the Company entered into a 10% Original Issue Discount (OID) Convertible Promissory Note (the “Note”), in the aggregate principal amount of $660,000 with a shareholder (the “OID Shareholder”). The Company received a total of $600,000 in net proceeds from the Note, taking into account the 10% original issue discount. The Note matures on August 11, 2023 (the “Maturity Date”). The Note bears interest at 12% per annum beginning on the 90th day following execution, if not repaid. The Company may prepay the Note at any time, with no penalty.

In addition, if at any time after the Maturity Date any portion of the Note remains outstanding, the OID Shareholder may elect to convert all or any portion of the amount outstanding under the Note into Common Stock of the Company. Pursuant to the terms of the Note, the price at which the Note may be converted into Common Stock will be equal to the lesser of (i) $0.0001 per share of Common Stock, or (ii) for each share of Common Stock, 50% of the lowest closing price of the Common Stock in the 30 trading days prior to the conversion notice. If, at any time the Note is outstanding, the Company issues Common Stock for a price per share less than the then applicable conversion price under the Note, then the conversion price of the Note will be reduced to such lower price. The Note contains customary events of default, including, but not limited to, failure to observe covenants under the Note and suspension or delisting of the Company’s Common Stock from the over-the-counter market. Upon the occurrence of an event of default, all obligations under the Note will become immediately due and payable within five days. The Note’s current conversion price ($0.0001 per share) is lower than the par value of the Company’s Common Stock ($0.001 per share).  Any issuance of Common Stock upon conversion of the Notes for a price per share less than the Common Stock’s par value ($0.001) would violate applicable Nevada law. As of June 29, 2023, there have been no conversions under this note.

On May 24, 2023, the Company received a notice of default from the OID Shareholder listing defaults that the OID Shareholder believed have occurred, including, the Company’s failure to reserve a sufficient number of shares of its Common Stock for a conversion of the Note if was not paid upon its maturity. Based on its asserted defaults, the OID Shareholder has given notice to the Company that the $660,000 plus interest due under the Note is immediately due and payable, and the OID Shareholder has reserved any and all remedies available to it as a result of such defaults. As of June 29, 2023 there have been no conversions under this note.

As of June 29, 2023, the Company is unable to pay off the entire loan balance due to the OID Shareholder or reserve sufficient shares satisfy a conversion of the Note into Common Stock. Prior to the notice of default from the OID Shareholder, the Company was attempting to reach a negotiated settlement with the OID Shareholder, and the Company remains in discussions with the OID Shareholder to remedy these events of default.

On May 26, 2023, six investors (the “Exchange Investors”) that purchased the Company’s Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock”), pursuant to a securities purchase agreement dated as of July 26, 2021 (the “Purchase Agreement”), delivered notices to the Company of their desire to exercise their rights under the Purchase Agreement, which allows them to convert their shares of Series A-2 Preferred Stock into 10% Original Issue Discount (OID) Convertible Promissory Notes with the same terms as the Note (the “Exchange Notes”) with an aggregate principal amount of $17,446,000.

The Exchange Notes would have the same terms as the Note, including, but not limited to, a maturity date of August 11, 2023; interest at 12% per annum beginning on the 90th day following execution, if not repaid; the ability for the Company to prepay with no penalty; if at any time after the maturity date any portion of the Exchange Notes remain outstanding, the Exchange Investors may elect to convert all or any portion of the amount outstanding into Common Stock; the price at which the Exchange Notes will convert into Common Stock will be equal to the lesser of (i) $0.0001 per share of Common Stock, or (ii) for each share of Common Stock, 50% of the lowest closing price of the Common Stock in the 30 trading days prior to the conversion notice; if, at any time the Exchange Notes are outstanding, the Company issues Common Stock for a price per share less than the then applicable conversion price under the Exchange Notes, then the conversion price of the Exchange Notes shall be reduced to such lower price; customary events of default, including, but not limited to, failure to observe covenants under the Note and suspension or delisting from the over-the-counter market; and upon the occurrence of an event of default, all obligations under the Exchange Notes shall become immediately due and payable within five days. Similar to the Note, the Exchange Notes’ conversion price will be lower than the par value of the Company’s Common Stock ($0.001 per share), which would cause the conversion of the Exchange Notes to Common Stock at such price to violate applicable Nevada law. If the Company issues the Exchange Notes, pursuant to the term of the Purchase Agreement, the Company would be required to issue Exchange Notes in the original principal amount of $17,446,000.

In addition, upon entry into the Exchange Notes, the Company will be in default of the Exchange Notes for, among other things, the Company’s failure to authorize and reserve a sufficient number of shares of its Common Stock for conversion. At this time, the Company would be unable to pay off the entire loan balance due pursuant to the Exchange Note or meet its reserve share obligations required in the Exchange Notes. The Company remains in discussion with the Exchange Investors to remedy these events of default.

On June 8, 2023, a shareholder converted 100 shares of Series A-2 Preferred Shares into 320,000 shares of Common Stock.

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

You should read the following discussion and analysis of our financial condition and plan of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

For its first product line, TopPop identified the single serve, RTD and RTF as an opportunity for product and packaging innovation. TopPop introduced an alcohol-infused ice pop in June 2020 and began marketing the concept to major alcohol companies. In addition, it developed its own product line which is expected to be sold through e-commerce platforms and wholesaled directly to sports and entertainment venues. TopPop manufactured approximately 42 million ice pops during the year ended December 31, 2021 and approximately 40 million ice pops during the year ended December 31, 2022. We currently expect to have the capacity to manufacture over 100 million units by the end of 2023. Although we continue to believe that we benefit and will continue to benefit from the synergies and growth opportunities related to the TopPop Acquisition, during 2022 we encountered significant operational difficulties in producing large quantities of product and installing new machinery. These obstacles led to the loss of our two largest customers and an inability to achieve our targeted margins. We expect 2023 revenue to be in line with that in 2022; however this is significantly less than we originally anticipated when we acquired TopPop, and therefore at December 31, 2022, we impaired certain intangible assets related to the acquisition , along with cancelling certain contingent liabilities. TopPop does not have purchase orders in 2023 from its two largest customers in 2021 and 2022, and the loss of these customers is expected to significantly reduce our 2023 estimated sales that were projected when we acquired them in July 2021.

Recent Developments

On June 28, 2023, the Company filed a voluntary petition for its subsidiary, TopPop, under Chapter 11, Subchapter V of the bankruptcy code in the Eastern District of New York, Case No. 23-72310.  TopPop intends to continue its operations as a debtor in possession while it reorganizes its debts.  The bankruptcy filing constitutes an event of default under all of the Company’s outstanding debt obligations. There were no other contract violations and the other wholly owned subsidiaries will continue operations as usual.  Creditors of TopPop may seek an order from the bankruptcy court to modify the automatic stay under Section 362 of the bankruptcy code. If the Creditors are successful, they would be permitted to continue collections against TopPop including seizing its assets.

On March 2, 2023, the Company entered into three Original Issue Discount Promissory Notes in the aggregate principal amount of $550,000 (the “OID Notes”). The OID Notes had a maturity date of April 3, 2023, and upon any Event of Default (as defined in the OID Notes), including the failure to make timely payment, the full principal amount of the OID Notes becomes immediately due and payable, at the holder’s discretion, and the interest rate on the OID Notes is increased from 0% to 18% per annum. On May 31, 2023, the Company received notices of default from two holders of the OID Notes for failure to make timely payment, and that the holders of the OID Notes were calling the entire amount under the OID Notes immediately due and payable. At this time, the Company is unable to pay off the entire balance that is currently due pursuant to the OID Notes ($564,918 as of June 27, 2023). Prior to the notices of default, the Company was attempting to reach a negotiated settlement with holders of the OID Notes, and the Company remains in discussions with the holders of the OID Notes to remedy these events of default.

On April 26, 2023, a shareholder loaned the Company $250,000 on a short-term basis while the Company was negotiating additional financing. The loan was repaid from the proceeds of the Note (defined below).

On May 11, 2023, the Company entered into a 10% Original Issue Discount (OID) Convertible Promissory Note (the “Note”), in the aggregate principal amount of $660,000 with a shareholder (the “OID Shareholder”). The Company received a total of $600,000 in net proceeds from the Note, taking into account the 10% original issue discount. The Note matures on August 11, 2023 (the “Maturity Date”). The Note bears interest at 12% per annum beginning on the 90th day following execution, if not repaid. The Company may prepay the Note at any time, with no penalty. In addition, if at any time after the Maturity Date any portion of the Note remains outstanding, the OID Shareholder may elect to convert all or any portion of the amount outstanding under the Note into Common Stock of the Company. Pursuant to the terms of the Note, the price at which the Note may be converted into Common Stock will be equal to the lesser of (i) $0.0001 per share of Common Stock, or (ii) for each share of Common Stock, 50% of the lowest closing price of the Common Stock in the 30 trading days prior to the conversion notice. If, at any time the Note is outstanding, the Company issues Common Stock for a price per share less than the then applicable conversion price under the Note, then the conversion price of the Note will be reduced to such lower price. The Note contains customary events of default, including, but not limited to, failure to observe covenants under the Note and suspension or delisting of the Company’s Common Stock from the over-the-counter market. Upon the occurrence of an event of default, all obligations under the Note will become immediately due and payable within five days. The Note’s current conversion price ($0.0001 per share) is lower than the par value of the Company’s Common Stock ($0.001 per share). Any issuance of Common Stock upon conversion of the Notes for a price per share less than the Common Stock’s par value ($0.001) would violate applicable Nevada law.

On May 24, 2023, the Company received a notice of default from the OID Shareholder listing defaults that the OID Shareholder believed have occurred, including, the Company’s failure to reserve a sufficient number of shares of its Common Stock for a conversion of the Note if was not paid upon its maturity. Based on its asserted defaults, the OID Shareholder has given notice to the Company that the $660,000 plus interest due under the Note is immediately due and payable, and the OID Shareholder has reserved any and all remedies available to it as a result of such defaults.

On May 26, 2023, six investors (the “Exchange Investors”) that purchased the Company’s Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock”), pursuant to a securities purchase agreement dated as of July 26, 2021 (the “Purchase Agreement”), delivered notices to the Company of their desire to exercise their rights under the Purchase Agreement, which allows them to convert their shares of Series A-2 Preferred Stock into 10% Original Issue Discount (OID) Convertible Promissory Notes with the same terms as the Note (the “Exchange Notes”) with an aggregate principal amount of $17,446,000.

As of June 29, 2023, the Company is unable to pay off the entire loan balance due to the OID Shareholder or reserve sufficient shares satisfy a conversion of the Note into Common Stock. Prior to the notice of default from the OID Shareholder, the Company was attempting to reach a negotiated settlement with the OID Shareholder, and the Company remains in discussions with the OID Shareholder to remedy these events of default.

The Exchange Notes would have the same terms as the Note, including, but not limited to, a maturity date of August 11, 2023; interest at 12% per annum beginning on the 90th day following execution, if not repaid; the ability for the Company to prepay with no penalty; if at any time after the maturity date any portion of the Exchange Notes remain outstanding, the Exchange Investors may elect to convert all or any portion of the amount outstanding into Common Stock; the price at which the Exchange Notes will convert into Common Stock will be equal to the lesser of (i) $0.0001 per share of Common Stock, or (ii) for each share of Common Stock, 50% of the lowest closing price of the Common Stock in the 30 trading days prior to the conversion notice; if, at any time the Exchange Notes are outstanding, the Company issues Common Stock for a price per share less than the then applicable conversion price under the Exchange Notes, then the conversion price of the Exchange Notes shall be reduced to such lower price; customary events of default, including, but not limited to, failure to observe covenants under the Note and suspension or delisting from the over-the-counter market; and upon the occurrence of an event of default, all obligations under the Exchange Notes shall become immediately due and payable within five days. Similar to the Note, the Exchange Notes’ conversion price will be lower than the par value of the Company’s Common Stock ($0.001 per share), which would cause the conversion of the Exchange Notes to Common Stock at such price to violate applicable Nevada law. If the Company issues the Exchange Notes, pursuant to the term of the Purchase Agreement, the Company would be required to issue Exchange Notes in the original principal amount of $17,446,000.

In addition, upon entry into the Exchange Notes, the Company will be in default of the Exchange Notes for, among other things, the Company’s failure to authorize and reserve a sufficient number of shares of its Common Stock for conversion. At this time, the Company would be unable to pay off the entire loan balance due pursuant to the Exchange Note or meet its reserve share obligations required in the Exchange Notes. The Company remains in discussion with the Exchange Investors to remedy these events of default.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

We had sales of $2,014,919 and $4,046,797 for the three months ended March 31, 2023 and 2022, respectively. Our cost of sales was $1,124,123 and $2,205,039 for the three months ended March 31, 2023 and 2022, respectively. Our operating expenses were $3,285,576 and $4,810,364, for the three months ended March 31, 2023 and 2022, respectively. Our operating expenses consisted mostly of salaries, professional fees, royalties and fulfilment costs along with marketing and advertising costs, occupancy costs, and travel and entertainment.

Revenues and Net Operating Loss

Our operations for the three months ended March 31, 2023, and 2022 were as follows:

ICONIC BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,		Increase /
	2023	2022	(Decrease)
REVENUE
Sales	$2,014,919	$4,046,797	$(2,031,878)
Cost of goods sold	1,124,123	2,205,039	(1,080,916)

Gross Profit	890,796	1,841,758	(950,962)

OPERATING EXPENSES
Officers’ compensation	204,311	225,461	(21,150)
Professional and consulting fees	301,782	536,911	(235,129)
Royalties	52,539	33,231	19,308
Fulfillment costs	152,861	122,820	30,041
Travel and entertainment	74,742	87,755	(13,013)
Payroll	1,087,063	1,228,065	(141,002)
Amortization expense	75,712	796,601	(720,889)
Rent and facilities expenses	552,721	687,895	(135,174)
Other operating expenses	673,083	739,648	(66,565)
General and administrative expenses:	3,174,814	4,458,387	(1,283,573)
Selling and marketing	110,762	351,977	(241,215)
Total operating expenses	3,285,576	4,810,364	(1,524,788)

Loss from operations	(2,394,780)	(2,968,606)	573,826

Other income (expense):
Interest expense	(171,040)	(183,134)	12,094
Other income (expense)	32,540	-	32,540
Total other income (expense)	(138,500)	(183,134)	44,634

Net loss	$(2,533,280)	$(3,151,740)	$618,460

Net loss income attributable to noncontrolling interests in subsidiaries	$149,379	$(93,819)	$243,198

Net loss attributable to Iconic Brands, Inc.	$(2,682,659)	$(3,057,921)	$375,262

Sales

Our sales comprised of BiVi Sicilian Vodka, Bellissima Prosecco and Sparkling Wine, Hooters brand products, and RTF TopPop products. For the three months ended March 31, 2023 and 2022 the sales for these products were $2,014,919 and $4,046,797, respectively, resulting in a 50% decrease of $2,031,878. The primary reason for this decrease was due to the loss of TopPop’s two largest customers in the third quarter of 2022, partially offset by an increase in sales from Iconic.

Cost of Sales

Cost of sales was $1,124,123, or approximately 56% of sales, for the three months ended March 31, 2023 and $2,205,039, or approximately 54% of sales, for the three months ended March 31, 2022. Cost of sales includes the cost of the products purchased from our suppliers, freight-in costs and import duties.

Officers’ Compensation

Officers’ compensation was $204,311 for the three months ended March 31, 2023 and $225,461 for the three months ended March 31, 2022. This decrease of $21,150 was due to an executive officer leaving the Company in the fourth quarter of 2022.

Payroll expenses

Payroll expenses were $1,087,063 for the three months ended March 31, 2023 and $1,228,065 for the three months ended March 31, 2022. The decrease of $141,002 was due to a fewer employees in 2023 as compared to the same period in 2022.

Fulfillment Costs

Fulfillment costs were $152,861 for the three months ended March 31, 2023 and $122,820 for the three months ended March 31, 2022. This increase of $30,041 was primarily due to higher QVC sales in 2023 as compared to the same period in 2022.

Professional and Consulting Fees

Professional and consulting fees were $301,782 for the three months ended March 31, 2023, and $536,911 for the three months ended March 31, 2022, a decrease of $235,129.  The decrease was primarily related to fewer independent contractors in 2023 compared to the same period in 2022.

Royalties

We expensed royalties of $52,539 for the three months ended March 31, 2023 compared to $33,231 for the three months ended March 31, 2022, an increase of $19,308. Royalties increased due primarily to an increase in QVC sales in 2023 as compared to 2022.

Selling and Marketing

Selling and marketing expenses were $110,762 and $351,977 for the three months ended March 31, 2023 and 2022, respectively, which was a decrease of $241,215, or 69%. The decrease is primarily due to less advertising and marketing spending during the first quarter of 2023 in order to preserve cash.

Travel and Entertainment

Travel and entertainment expenses were $74,742 and $87,755 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $13,013, or 15%, between the periods.

Other Operating Expenses

	Three months ended
	March 31, 2023	March 31, 2022	Increase (Decrease)
Bad debt (recovery) expense	$(7,865)	$17,899	$(25,764)
Depreciation	240,367	78,347	162,020
Insurance	155,039	122,229	32,810
Equity based compensation	204,379	280,798	(76,419)
Other expenses	81,163	240,375	(159,212)
Total other operating expenses	$673,083	$739,648	$(66,565)

Other operating expenses were $673,083 and $739,648 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $66,565, or 9%, between the periods. The decrease was primarily related to a decrease in stock option expense of $76,419, decrease in bad debt expense of $25,764 and a decrease in other expenses of $159,212 offset by an increase in depreciation expense of $162,020 and increase in insurance expense of $32,810.

Net Operating Loss

We had a loss from operations of $2,394,780 for the three months ended March 31, 2023, and $2,968,606 for the three months ended March 31, 2022, a decrease of $573,826 or approximately 19%. Net operating loss decreased as set forth above.

Other Income (Expense)

We had other nonoperating loss of $138,500 for the three months ended March 31, 2023, primarily due to interest expense of $171,040, partially offset by other income of $32,540. Other expenses for the three months ended March 31, 2022 consisted of interest expense of $183,134.

Net Loss attributable to Noncontrolling Interests in Subsidiaries

Net income (loss) attributable to noncontrolling interests in subsidiaries represented 49% of the net income of Bellissima and BiVi (of which we own 51%) and is accounted for as an increase in the net loss attributable to us. Net loss attributable to noncontrolling interests in subsidiaries for the three months ended March 31, 2023 was $(149,379) compared to net loss of $93,819 for the three months ended March 31, 2022. In the three-month period ending on March 31, 2023, there was a net income attributable to noncontrolling interest, which is a positive financial outcome. This is in contrast to the same period in the previous fiscal year, where there was a net loss. This change can be attributed to the sales of Bellissima, which increased from around $533,000 in 2022 to $1,081,000 in 2023. With the acquisition of United, there is no longer a noncontrolling interest associated with this entity, as it is now a 100%-owned subsidiary, see note 1 in the Notes to the Unaudited Consolidated Financial Statements.

Net Loss Attributable to Iconic Brands, Inc.

The net loss attributable to Iconic Brands, Inc. was $2,682,659 for the three months ended March 31, 2023 and $3,057,921 for the three months ended March 31, 2022, an increase of $375,262 or approximately 12%. The net loss from Iconic Brands increased primarily because of the items described above.

Liquidity and Capital Resources

We believe that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months. Management believes that our ability to continue our operations depends on our ability to sustain and grow our revenue and results of operations as well as our ability to access the capital markets when necessary to accomplish our strategic objectives. However, as we believe we will continue to incur operating losses for the immediate future, our ability to continue our operations and to remain a going concern is dependent upon our ability to receive additional equity or debt financing and to restructure our existing indebtedness to cure our existing defaults.  We will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. There is no assurance that such additional funding will be achieved, that we will succeed in our future operations, or that any additional funding will be available on terms favorable to us. Furthermore, any additional capital raised through the sale of equity or equity-linked securities will dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of any securities issued by us in future capital transactions will likely be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form.

On June 28, 2023, the Company filed a voluntary petition for its subsidiary, TopPop, under Chapter 11, Subchapter V of the bankruptcy code in the Eastern District of New York, Case No. 23-72310.  TopPop intends to continue its operations as a debtor in possession while it reorganizes its debts.  The bankruptcy filing constitutes an event of default under all of the Company’s outstanding debt obligations. Creditors of TopPop may seek an order from the bankruptcy court to modify the automatic stay under Section 362 of the bankruptcy code. If the Creditors are successful, they would be permitted to continue collections against TopPop including seizing its assets.

Between January 1, 2023 and June 29, 2023, the Company raised $1,450,000 of net proceeds from the issuance of notes payable (see note 15—Subsequent Events). The Company is seeking additional funding (either debt or equity) which, with cash generated from production activity, would provide capital for the Company to become profitable. There is no certainty that this plan can be achieved.  As of June 29, 2023, the Company has approximately $359,000 of cash available which will enable the Company to continue their operations for no longer than three months without any additional equity and/or debt financing.

Cash Flows

During the three months ended March 31, 2023 and 2022, we had negative operating cash flows. Our cash on hand as of March 31, 2023, was $212,622. We raised $500,000, net of discount, through the issuance of notes payable. If we cannot satisfy our cash needs through our cash flows from operations we will require funding though additional financing activities. Furthermore, of the $3,174,814 of general and administrative expenses, $839,064 was non-cash related and we expect to increase sales in future periods.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2023 and December 31, 2022, respectively, were as follows:

	March 31,	December 31,
	2023	2022	Change

Cash	$212,622	$916,526	$(703,904)
Total Current Assets	3,251,588	4,323,876	(1,072,288)
Total Assets	17,202,320	18,358,748	(1,156,428)
Total Current Liabilities	14,349,393	12,979,087	1,370,306
Total Liabilities	$19,170,979	$17,998,506	$1,172,473

Our cash decreased $703,904 and total current assets decreased $1,072,288. Our total current liabilities increased $1,370,306 as a result of an increase in accounts payable and notes payable. Our total liabilities increased $1,172,473 as a result of an increase of approximately $500,000 in notes payable and an increase in accounts payable and accrued expenses of approximately $758,000. Our stockholders’ equity decreased from $360,242 to a $(1,968,659) deficit due primarily to the net loss of $2,533,280 for the three months ended March 31, 2023.

In order to repay our obligations in full or in part when due, we may be required to raise significant capital from other sources and to execute on our business plans for TopPop. There is no assurance that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 29, 2023 was approximately $359,000. We anticipate that funding from product sales will not be sufficient to sustain our operations for no longer than three months. We will need to raise funds through debt or equity financing; however, there is no guarantee that we will be successful in these efforts. These conditions raise substantial doubt about our ability to continue as a going concern for a period twelve months from the filing of this Report on Form 10-Q which is June 29, 2023.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $681,421 and $5,726,984, respectively, a decrease of $5,045,563. Changes to working capital included increase of $757,696 related to accounts payable and accrued expenses and $548,786 for notes payable, partially offset by a decrease of $243,838 related to accounts receivable, $126,124 decrease related to the current portion of lease liability and a decrease of $119,636 related to inventory. The net loss was further offset by non-cash transactions of $720,888 decrease related to amortization of intangibles, $76,419 decrease related to equity compensation and increase of $162,018 related to depreciation of fixed assets.

Investments

For the three months ended March 31, 2023 and 2022 we used cash for investing activities of $399,612 and $1,833,396, respectively, for the purchase of fixed assets and leasehold improvements.

Financing

Our net cash provided from financing activities for the three months ended March 31, 2023 was $377,129 compared to cash provided of $12,958,680 for the three months ended March 31, 2022.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2022, filed with the SEC on March 31, 2023.

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

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

On June 28, 2023, the Company filed a voluntary petition for its subsidiary, TopPop, under Chapter 11, Subchapter V of the bankruptcy code in the Eastern District of New York, Case No. 23-72310 (the “Chapter 11 Case”).

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe will have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A Risk Factors

Risk Factors Relating to the TopPop Bankruptcy

The Chapter 11 Case could have a material adverse effect on our business, financial condition, results of operations, and cash flows. TopPop is conducting its business under Bankruptcy Court protection and operating as a debtor‑in‑possession, During the pendency of the Chapter 11 Case, our management may be required to spend a significant amount of time and effort dealing with restructuring matters rather than focusing exclusively on our business operations. The Chapter 11 Case may also make it more difficult to retain management and the key personnel necessary to the success of our business. In addition, during the pendency of the Chapter 11 Case, TopPop’s customers and vendors might lose confidence in its ability to reorganize its business and may terminate their relationships with TopPop. If this occurs, TopPop may experience a significant decline in its revenues, profitability, and related cash flow.

TopPop may not be able to successfully reorganize its business, which may result in a sale of its assets and the closing of this business.  If this occurs, the Company’s future revenues would be materially negatively impacted.

If TopPop successfully confirms a plan of reorganization in the Chapter 11 Case, its future net revenue would first be allocated to repaying its creditors before it would be available to meet other cash needs of the Company.

Further, under Chapter 11, transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court, which may limit TopPop’s ability to respond in a timely manner to certain events, to take advantage of certain opportunities, or adapt to changing market or industry conditions.

Creditors of TopPop may seek an order from the bankruptcy court to modify the automatic stay under Section 362 of the bankruptcy code. If the Creditors are successful, they would be permitted to continue collections against TopPop including seizing its assets.

There is substantial doubt about our ability to continue as a going concern.

Our cash on hand, which at on June 29, 2023 was approximately $359,000, is expected to be sufficient to sustain our operations for no longer than three months. Our ability to continue as a going concern is dependent upon our ability in the future to generate revenue and achieve profitable operations and, in the meantime, to obtain the necessary financing to meet our obligations and repay our liabilities when they become due. External financing, predominantly by the issuance of equity and debt, will be sought to finance our operations; however, there can be no certainty that such funds will be available at terms acceptable to us.

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

We are currently in default on substantially all of our outstanding debt securities, and our inability to resolve such defaults will likely have a material adverse impact on our business, results of operations and financial condition and is likely to negatively impact the price of our Common Stock.

In connection with our July 2021 acquisition of 100% of the equity of TopPop LLC (“TopPop”), on July 26, 2021, we issued to the sellers promissory notes in the aggregate principal amount of $4,900,000 (the “TopPop Notes”). The TopPop Notes bear interest at the rate of 10% per annum, matured on July 26, 2022 and are secured by all of the outstanding membership interest in TopPop. Upon an event of default under the TopPop Notes, the holders of such TopPop Notes may exercise all rights and remedies available under the terms of the TopPop Notes or applicable laws, including to foreclose on certain collateral consisting of the membership interests of TopPop. On July 26, 2022, the total principal amount outstanding under the TopPop Notes was $4,900,000, exclusive of accrued and unpaid interest.

We are currently in discussions with holders of the TopPop Notes regarding possible solutions for the payment of the TopPop Notes, including the possible extension of the maturity date of the TopPop Notes for an additional year. There can be no assurance that our discussions will be successful and if we are not successful in finding an acceptable resolution to the existing default or the impending event of default, the noteholders will be able to seek judgement for the full amount due and may seek to foreclose on our assets. If this occurs, any such remedy will have a material adverse effect on our business, results of operations and financial condition and is likely to negatively impact the price of our Common Stock. Holders of approximately $3.55 million of these notes have agreed to extend the term until December 1, 2022, and have indicated that they will not seek cash settlement prior to August 2023. As of March 31, 2022, no further extensions have been granted by the noteholders. As of the date of this report was filed, there have been no demands for payment by the noteholders.

On March 2, 2023, the Company entered into two $110,000 and one $330,000 short term original discount promissory notes with three investors totaling $550,000, one of whom is Richard DeCicco, the Company’s Chairman, ($110,000 note) and the other two are current investors in the Company. Two of the holders, totaling an aggregate principal amount of $440,000, provided notices of default on May 31, 2023, for failure to make timely payment, and that the holders of the notes were calling the entire amount under the notes immediately due and payable.  At this time the Company is unable to pay off the entire balance due pursuant to the notes. Prior to the notices of default, the Company was attempting to reach a negotiated settlement with holders of the notes, and the Company remains in discussion with holders of the notes to remedy these events of default. There can be no assurance that our discussions will be successful and if we are not successful in finding an acceptable resolution to the existing default or the impending event of default, the noteholders will be able to seek judgement for the full amount due and may seek to foreclose on our assets. If this occurs, any such remedy will have a material adverse effect on our business, results of operations and financial condition and is likely to negatively impact the price of our Common Stock.

On May 11, 2023, the Company entered into a 10% Original Issue Discount (OID) Convertible Promissory Note (the “Note”), in the aggregate principal amount of $660,000 with a shareholder (the “OID Shareholder”). The Company received a total of $600,000 in net proceeds from the Note, taking into account the 10% original issue discount. The Note matures on August 11, 2023 (the “Maturity Date”). The Note bears interest at 12% per annum beginning on the 90th day following execution, if not repaid. The Company may prepay the Note at any time, with no penalty. In addition, if at any time after the Maturity Date any portion of the Note remains outstanding, the OID Shareholder may elect to convert all or any portion of the amount outstanding under the Note into Common Stock of the Company. Pursuant to the terms of the Note, the price at which the Note may be converted into Common Stock will be equal to the lesser of (i) $0.0001 per share of Common Stock, or (ii) for each share of Common Stock, 50% of the lowest closing price of the Common Stock in the 30 trading days prior to the conversion notice. If, at any time the Note is outstanding, the Company issues Common Stock for a price per share less than the then applicable conversion price under the Note, then the conversion price of the Note will be reduced to such lower price. The Note contains customary events of default, including, but not limited to, failure to observe covenants under the Note and suspension or delisting of the Company’s Common Stock from the over-the-counter market. Upon the occurrence of an event of default, all obligations under the Note will become immediately due and payable within five days. The Note’s current conversion price ($0.0001 per share) is lower than the par value of the Company’s Common Stock ($0.001 per share).  Any issuance of Common Stock upon conversion of the Notes for a price per share less than the Common Stock’s par value ($0.001) would violate applicable Nevada law.

On May 24, 2023, the Company received a notice of default from the OID Shareholder listing defaults that the OID Shareholder believed have occurred, including, the Company’s failure to reserve a sufficient number of shares of its Common Stock for a conversion of the Note if was not paid upon its maturity. Based on its asserted defaults, , the OID Shareholder has given notice to the Company that the $660,000 plus interest due under the Note is immediately due and payable, and the OID Shareholder has reserved any and all remedies available to it as a result of such defaults.

At this time the Company is unable to pay off the entire loan balance due to the OID Shareholder or meet its reserve share obligations required in the Note. Prior to the notice of default from the OID Shareholder, the Company was attempting to reach a negotiated settlement with the OID Shareholder, and the Company remains in discussion with the OID Shareholder to remedy these events of default. There can be no assurance that our discussions will be successful and if we are not successful in finding an acceptable resolution to the existing default or the impending event of default, the noteholders will be able to seek judgement for the full amount due and may seek to foreclose on our assets. If this occurs, any such remedy will have a material adverse effect on our business, results of operations and financial condition and is likely to negatively impact the price of our Common Stock.

Upon entry into the Exchange Notes, the Company will be in default of the Exchange Notes for, among other things, the Company’s failure to authorize and reserve a sufficient number of shares of its Common Stock for conversion. At this time the Company would be unable to pay off the entire loan balance due pursuant to the Exchange Note or meet its reserve share obligations required in the Exchange Notes. The Company remains in discussion with the Exchange Investors to remedy these events of default. There can be no assurance that our discussions will be successful and if we are not successful in finding an acceptable resolution to the existing default or the impending event of default, the noteholders will be able to seek judgement for the full amount due and may seek to foreclose on our assets. If this occurs, any such remedy will have a material adverse effect on our business, results of operations and financial condition and is likely to negatively impact the price of our Common Stock.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2023, 100 shares of Series A-2 Preferred Stock were converted into 320,000 shares of the Company’s common stock.

ITEM 3 Defaults Upon Senior Securities

The Company is currently in default under substantially all of its outstanding debt securities. The information set forth above under Note 8 and Note 15 to the Company’s unaudited financial statements is incorporated by reference herein.

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

Iconic Brands, Inc.

Dated: June 29, 2023	By:	/s/ Richard DeCicco
Richard DeCicco
	Its:	Chief Executive Officer and principal financial officer and principal accounting officer

